Form 10QSB
period 2002-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2002-08-14
CIK 1177070

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  quarter  period  ended  June  30,  2002

[  ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  transition  period  from __________ to

                         COMMISSION FILE NUMBER: 0-49912

                       MOUNTAIN NATIONAL BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

     TENNESSEE                                           75-3036312
     (State  or other jurisdiction                       (IRS Employer ID no.)
     of incorporation or organization)

                                  300 EAST MAIN
                          SEVIERVILLE, TENNESSEE 37862
                    (Address of principal executive offices)

                                 (865) 428-7990
                           (Issuer's telephone number)

                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There  were  1,200,000  shares  of  Common Stock outstanding as of July 1, 2002.


Transitional  Small  Business Disclosure  Format  (check  one):  Yes ____; No X

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2002


                                TABLE OF CONTENTS
                                -----------------
ITEM                                                      PAGE
NUMBER                                                    NUMBER
------                                                    ------
                         PART I - FINANCIAL INFORMATION


 1.    Financial Statements. . . . . . . . . . . . . . . .   1

 2.    Management's Discussion and Analysis. . . . . . . .   4

                          PART II - OTHER INFORMATION

 1.    Legal Proceedings . . . . . . . . . . . . . . . . .  10

 2.    Changes in Securities and Use of Proceeds . . . . .  10

 3.    Defaults Upon Senior Securities . . . . . . . . . .  10

 4.    Submission of Matters to a Vote of Security Holders  10

 5.    Other Information . . . . . . . . . . . . . . . . .  11

 6.    Exhibits and Reports on Form 8-K. . . . . . . . . .  11


       Signatures. . . . . . . . . . . . . . . . . . . . .  12



                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                             MOUNTAIN NATIONAL BANK
                             CONDENSED BALANCE SHEET
                               AS OF JUNE 30, 2002
-----------------------------------------------------------------------



ASSETS
------

  Cash and due from banks                              $     4,434,086
  Federal funds sold                                                 -
                                                        --------------
      Total cash and cash equivalents                        4,434,086
                                                        --------------
  Securities available for sale                             23,097,158
                                                        --------------
  Loans, gross                                             121,060,207
    Less:  reserve for loan losses                         (1,214,368)
                                                        --------------
      Total loans, net                                     119,845,839
                                                        --------------
  Premises and equipment                                     8,740,207
  Other assets                                               2,225,954
                                                        --------------
      Total Assets                                      $  158,343,244
                                                        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                  $ 20,334,396
    Interest bearing                                       120,339,599
                                                        --------------
    Total deposits                                         140,673,995
                                                        --------------
  Repurchase agreements                                      2,328,530
  Federal funds purchased                                    2,375,000
  Other liabilities                                            573,385
                                                        --------------
      Total Liabilities                                    145,950,910
                                                        --------------
  Stockholders' Equity:
    Common stock                                             6,000,000
    Surplus                                                  6,000,000
    Retained earnings                                          155,147
    AFS market valuation                                       237,187
                                                        --------------
      Total Stockholders' Equity                            12,392,334

      Total Liabilities and Stockholders'
           Equity                                       $  158,343,244
                                                        ==============



                                 MOUNTAIN NATIONAL BANK
                             CONDENSED STATEMENTS OF INCOME


                                         Six Months Ended June 30,     Three Months Ended June 30,
                                        --------------------------     ---------------------------
                                            2002         2001              2002          2001
                                            ----         ----              ----          ----
INTEREST  INCOME:

  Loans                                  $ 4,370,152  $ 3,753,242        $ 2,215,257  $ 1,972,368
  Securities                                 690,263      501,672            310,590      257,286
  Federal funds sold                           1,112      125,470                738       47,411
                                         -----------  -----------        -----------  -----------
    Total interest income                  5,061,527    4,380,384          2,526,585    2,277,065
                                         -----------  -----------        -----------  -----------

INTEREST EXPENSE:
  Interest on deposits                     1,652,952    2,163,018            832,620    1,080,305
  Interest on short term borrowings           47,432       23,831             24,095       12,677
                                         -----------  -----------        -----------  -----------
    Total interest expense                 1,700,384    2,186,849            856,715    1,092,982
                                         -----------  -----------        -----------  -----------
    Net interest income                    3,361,143    2,193,535          1,669,870    1,184,083
Provision for loan losses                    389,945      210,289            195,000      105,454
                                         -----------  -----------        -----------  -----------
    Net interest income after provision
         for loan losses                   2,971,198    1,983,246          1,474,870    1,078,629
                                         -----------  -----------        -----------  -----------
NONINTEREST INCOME
  Deposit service charges and fees           377,956      269,605            190,219      145,241
  Other fees and commissions                 169,994      126,997             89,521       77,066
  Other income                               163,358      131,973             94,679       85,187
                                         -----------  -----------        -----------  -----------
      Total noninterest income               711,308      528,575            374,419      307,494
                                         -----------  -----------        -----------  -----------

NONINTEREST EXPENSES
  Salaries                                 1,286,562      918,985            652,112      487,882
  Employee benefits                          221,745      137,493            104,229       71,913
  Occupancy and equipment                    492,889      350,504            240,716      171,177
  Marketing and community relations           91,031       49,769             34,768       25,129
  Printing and supplies                       82,478       45,450             40,675       22,373
  Other operating expenses                   653,696      579,427            342,375      300,930
                                         -----------  -----------        -----------  -----------
      Total noninterest expenses           2,828,401    2,081,628          1,414,875    1,079,404
                                         -----------  -----------        -----------  -----------
    Income before income taxes               854,105      430,193            434,414      306,719
Income taxes                                 144,098            -            128,013            -
                                         -----------  -----------        -----------  -----------
    Net income                            $  710,007   $  430,193         $  306,401   $  306,719
                                         ===========  ===========        ===========  ===========



                             MOUNTAIN NATIONAL BANK
                            STATEMENTS OF CASH FLOW
---------------------------------------------------------------------------------------------

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                        2002           2001
                                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $    710,007   $    430,193
  Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation expense                                               243,744        215,318
    Provision for loan losses                                          389,945        210,289
  Change in operating assets and liabilities:
    Accrued interest receivable                                        (51,302)      (103,202)
    Accrued interest payable                                           (34,026)        62,903
    Other assets and liabilities-net                                   149,325         86,903
                                                                   ------------   ------------
      Net cash provided in operating activities                      1,407,693        902,404
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net sales / calls (purchases) of securities available for sale    11,901,610       (548,425)
  Net increase in loans                                            (18,481,044)   (15,231,436)
  Net loan charge-off's                                                (22,279)       (14,405)
  Purchase of premises and equipment                                  (814,734)      (296,813)
                                                                  ------------   ------------
      Net cash used in investing activities                         (7,416,447)   (16,091,079)
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease)/increase in deposits                               (1,857,656)    15,581,325
  Increase in other borrowings                                       3,410,327        559,639
                                                                  ------------   ------------
      Net cash (used)/provided in financing activities               1,552,671     16,140,964
                                                                  ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (4,456,083)       952,289

CASH AND CASH EQUIVALENTS, beginning of year                         8,890,169     10,598,606
                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                          $  4,434,086   $ 11,550,895
                                                                  ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                      $  1,700,385   $  2,123,946
                                                                  ============   ============
    Cash paid for taxes                                           $    144,098   $          -
                                                                  ============   ============



                          NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation. The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

The interim financial statements reflect the results of Mountain National Bank, the registrant's sole subsidiary. On July 1, 2002, Mountain National Bank reorganized into a holding company structure with Mountain National Bancshares, Inc. acquiring 100% of the common stock of Mountain National Bank. By virtue of the reorganization, Mountain National Bancshares, Inc. became the successor issuer of Mountain National Bank pursuant to Rule 12g-3 of the Exchange Act of 1934. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company's 2002 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

     The following pages contain the Company's management's discussion and analysis of the financial condition and results of operations for the second quarter of 2002, including comparisons with the prior year's results and trends. Effective July 1, 2002, the Company acquired 100% of the common stock of its sole banking subsidiary, Mountain National Bank (the "Bank"), pursuant to a reorganization whereby the Bank's shareholders exchanged their shares in the Bank for an equal number of shares in the Company. Therefore, the financial information presented below is information for the Bank, which is now a wholly-owned subsidiary of the Company. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1.

Management's  Financial  Review
-------------------------------


Introductions
-------------

     To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Bank for the second quarter of 2002. Comparisons of financial data for both 2002 and 2001 are presented to illustrate significant changes in performance and the possible results of trends developed from that historical financial data. This discussion should be read in conjunction with the Company's financial statements and notes thereto, which are included under Item 1.

Overview
--------

     The first half of 2002 has been successful for the Bank. The Bank reported a profit of $710,000 for the first two quarters versus a net profit of $430,000 for the corresponding period in 2001. After just 18 months, and after the opening of four locations in its first twelve months, the Bank began to report monthly net earnings in May 2000. That trend has continued each quarter since the second quarter of 2000. Earnings per share remained $0.26 in the second quarter of 2002 versus a per share profit of $0.26 in 2001's second quarter. The Bank began recording a provision for federal and state income taxes during the second quarter of 2002, which reduced net income.

     The Bank's operations commenced on November 23, 1998 in Sevierville, Tennessee. While the Comptroller of the Currency's approval to organize the Bank was granted on June 16, 1998, several months were required to finalize the stock sale documents, sell subscriptions for common stock and meet federal regulatory pre-opening review requirements. The Federal Deposit Insurance Corporation issued its certificate of deposit insurance on November 23, 1998. The Bank's first fiscal year ended on December 31, 1998.

     During 1999, the Bank opened three branches, one in Pigeon Forge and two in Gatlinburg, all located in Sevier County, Tennessee. The strategic decision to operate a total of four locations within the first year of operations was based on the strong local economy and the favorable response to the Bank's sale of its common stock in 1998. As will be pointed out in the management's discussion of balance sheet growth in a later section, this decision was rewarded with strong loan and deposit performance during the Bank's second full year of operations in 2000. Management feels that this aggressive strategy will continue to pay off in the future with this strong growth contributing to higher earnings derived from that growth. Strong loan and deposit performance continued in 2001, and management's decision to add an additional branch in 2002 should further enhance the growth of the Bank.

     During the second quarter of 2002, the Bank continued to grow in loans and deposits, as well as net earnings. For over two years, the Bank has dominated the banking industry in Sevier County, with the largest percentage of the market share growth in deposits. As of the latest available date for total county deposit market shares (June 30, 2001), the Bank had captured 44% of the previous twelve-months' growth in deposits. Therefore, the other banks located in the county (6 of them) had managed to grow, as a group, by only 56% over this same period. Management of the Bank is confident that, if a continued strong growth in loans and deposits is sustained, the future value of the Bank's franchise will grow accordingly.

Balance  Sheet  Analysis
------------------------

     During the second quarter of 2002, the Bank's asset size increased by 5.3% to end the quarter at $158 million. On December 11, 2000, the bank reached its first $100 million in total assets. As such, the Bank achieved that banking milestone in just over two years (it opened for business on November 23, 1998). Since opening for business, the Bank's annual average growth rate is approximately $50 million per year in total assets. Loans comprise the largest component of the Bank's earning assets. Those loans, which stand at $121 million at quarter-end, increased 41% or $35 million from the prior year. Loan growth in the second quarter of 2002 was primarily in real estate loans, including commercial and residential loans. During the second quarter of 2002 the Bank's yield on its entire loan portfolio was 6.94%, down from 9.42% in 2001.

     As loans represent the largest component of the Bank's earning assets (84% at June 30, 2002), the interest income and fees earned on loans are the largest contributing component of net interest income and the Bank's margin. Total earning assets, as a percent of total assets, increased to 91% at June 30, 2002, from 89% the prior year, as less of the Bank's funding sources were used to purchase non-earning assets, such as fixed assets and cash balances.

     At June 30, 2002, the Bank's investment securities portfolio totaled $23 million, up from $15.6 million at June 30, 2001. One hundred percent of these investments were comprised of U.S. Government Agency Securities. In addition, 100% of the Bank's investment portfolio is classified as available for sale. The Bank's securities portfolio is the second largest component of the Bank's earning assets, representing 15% of the total assets at quarter-end. As an integral component of asset/liability strategy, the Bank manages the investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The portfolio is also used to meet pledging requirements for deposits and borrowings. The average yield on the portfolio has been 5.18% for 2002 versus 6.66% in 2001.

     Asset growth over the prior 12 months was funded by a $32 million or 29% increase in deposits. This continued significant deposit performance during the twelve months was, as mentioned earlier, attributable to the number of stockholders who decided to become bank customers and the strong local economy.

     A detailed composition of the Bank's deposit base as compared to June 30, follows:


                                               (in  thousands)
                                               JUNE  30,                   %
                                               2002         2001      CHANGE
                                               ----         ----      ------



      Non-Interest  bearing  accounts          20,334      15,397       32%

      NOW  Accounts                             8,181       6,180       32%

      Money  Market  Accounts                  44,105      29,690       49%

      Savings  Accounts                         2,729       1,677       63%

      Certificates  of  Deposits               60,202      52,306       16%

      Individual  Retirement  Accounts          4,623       3,451       34%

             TOTAL  DEPOSITS                  140,674     108,701       29%



     The Bank's Money Market Accounts growth during 2002 has been the fastest growing (in terms of dollars) of all components of deposit funding. In early 2001, the Bank created its Greenbrier account, a liquid, high-yielding investment account that attracted almost $24 million at its peak balance during the year. That was followed with the introduction of the Elkmont account in the second quarter of 2001, another liquid, high-yielding investment account. The total balances in these two accounts exceeded $35 million dollars at June 30, 2002. A Super Now account was introduced during the last week of the second quarter of 2002.

     The average cost of interest-bearing deposits for the second quarter of 2002 was 2.84%, down from 4.90% for 2001.

     Additionally, the liability for customer repurchase agreements increased to $2.3 million at second quarter-end 2002, up 41% from the prior year.

     Capital adequacy is important to the continued soundness and growth of the Bank. During the second quarter of 2002, even with its growth in assets, it still achieved a capital rating of well capitalized, as measured by the Bank's Federal Regulators.

INCOME  STATEMENT  ANALYSIS
---------------------------

     The Bank's income before tax for the first half of 2002 was $854,105, which represents an increase of $423,912 over the first half of 2001's income of $430,193. Improvement in quarterly earnings has been tremendous, as the following schedule illustrates:



                               2000               2001               2002
                               ----               ----               ----




     First Quarter.         $-134,699 loss   $123,474 profit      $403,606 profit

     Second Quarter         $15,751 profit   $306,719 profit      $306,401 profit

     Third Quarter.         $45,426 profit   $310,204 profit

     Fourth Quarter        $182,637 profit   $405,172 profit
                           ________________  _______________      _______________

     Annual Total          $109,115 profit  $1,145,569 profit     $710,007 profit



     This trend of profits continued throughout 2001 and the first half of 2002. Net income for the second quarter was reduced due to the recognition of income taxes in the amount of $128,013. The following condensed statements of income for the first half of 2002 and 2001 reflect the key areas of change in relative dollars and percentage increase.


                                                 (in  thousands)             %
                                                 2002        2001       CHANGE
                                                  ----       ----       ------


          Net Interest Income* . . . . . .       3,361       2,194         53%

          Provision for Loan Losses. . . .         390         210         86%

          Non-Interest Income. . . . . . .         711         528         35%

          Operating Expenses . . . . . . .       2,828       2,082         36%

               Net income (loss) before            854         430         99%
               Income tax provision



          *Net interest income is the difference between the interest income received on the Bank's earning assets and the interest expense paid on its deposits and borrowings.



     As the schedule above points out, the improved earnings condition was due principally to higher levels of net earning assets (which create more net interest income) and reduced increases in operating expenses. The following analysis will explain, in more detail, the specific changes in each income statement component outlined above.

NET  INTEREST  INCOME
---------------------

     Net interest income increased by $1,167,000 or 53% in the first half of 2002 over the corresponding period for 2001. Continued strong growth in loans and investment securities (see balance sheet analysis) contributed to higher averages of outstandings of those earning assets and at higher yields than were paid on interest-bearing deposits and borrowings. However, loan yields were somewhat lower than expected as the national economy declined in 2001 and into 2002 and market interest rates were lowered to spur future economic growth.

NET  INTEREST  MARGIN
---------------------

     The Bank's margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 4.15% in the second quarter of 2002 versus 4.60% the same period for 2001. As anticipated, with the increases in leveraged balance sheet volumes (earning assets and purchased funds) from 2001's levels, the positive impact of higher non-interest bearing sources of funds in 2001 (capital and demand deposits) created higher margins in 2001. Finally, as noted earlier, increased competition for loans in Sevier County reduced the Bank's spreads and margins, plus the fact that market interest rates declined in 2002, causing the Bank's spreads to also decline.

PROVISION  FOR  LOAN  LOSSES/ASSET  QUALITY
-------------------------------------------

     The Bank's provision for loan losses increased by $195,000 in the second quarter of 2002. The increase was created to maintain an allowance for loan losses that would increase in proportionate amounts as the amounts of outstanding loans also increased. A bank's provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. However, the Bank's current provision was allocated due to, as mentioned, the growth of the Bank's loan portfolio and not specific loan quality problems. In fact, as of June 30, 2002 the Bank had only 18 loans that were past due 30 days or more and only $83,809 in non-performing loans (loans past due 90 days or more plus non-accrual loans). Accordingly, management considers that the current level of its Allowance for Loan Losses at June 30, 2002, $1,214,000, to be adequate to absorb future loan losses.

NON-INTEREST  INCOME
--------------------

     Non-interest income represents the total of all other sources of income (other than interest-related income) that are derived from various service charges, fees and commissions charged for bank services. These sources increased by $183,000 during the first half of 2002 over 2001. The strong performance in the first half of 2002 was also due to management's continuing desire to develop products and lines of business to meet the challenges of increasing competition and to meet all of its customer demands.

NON-INTEREST  EXPENSE
---------------------

     Non-interest expenses increased $746,000 or 36% in the first half of 2002 over 2001. Non-interest expenses represent the total costs of operating overhead, including salaries, employee benefits, building and equipment costs, telephone costs and marketing costs, etc.

LIQUIDITY  AND  FUNDING  SOURCES
--------------------------------

     Liquidity planning and management are necessary to ensure that the Bank maintains the ability to fund operations cost-effectively and to meet current and future obligations such as loan commitments and deposit outflows. In this process, the Bank focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Bank's needs.

     Funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its main economic source, can be subjected to periods of reduced deposit funding. To ensure that these seasonal deposit outflows do not cause liquidity strains, the Bank has secured Federal Funds lines of credit at several correspondent banks. Those lines total several million dollars and are available on one day's notice.

     The Bank does not have any material commitments for capital expenditures. Finally, as of the quarter ended June 30, 2002, the bank had over $10 million in daily withdrawable Federal Funds Sold to provide liquidity, if needed.

OUTLOOK
-------

     During 2001 and the first half of 2002, the management, staff and directors of the Bank saw their efforts rewarded with dominating growth in assets, loans and deposits. Strong quality of earnings, now and in the future, should be the result of such growth, while asset quality is maintained and costs controlled. To this date, the response to the Bank's outstanding customer service and expansion efforts have been rewarded with new customer business transferring to the Bank.

     The Bank's continued improvement in operating earnings will depend principally on the Bank's earning assets continuing to increase while keeping growth rates in operating costs at present levels. Management is comfortable that this process will continue and that the level of earnings for 2002 will be reflective of their efforts.

     The Bank's ability to hire experienced, respected, local bankers and the continued favorable response from our Sevier County friends, neighbors, and stockholders should ensure that the Bank's progress and growth continues for the years to come.

FORWARD-LOOKING  STATEMENTS
---------------------------

     Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the Securities Act) as amended. The words expect, anticipate, intend, plan, believe, seek, estimate and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Bank to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (I) increased competition with other financial institutions, (II) lack of sustained growth in the economy in the Sevier County,Tennessee area, (III) rapid fluctuations in interest rates,
(IV) the inability of the Bank to satisfy regulatory requirements for its expansion plans, and (V) changes in the legislative and regulatory environment. Many such factors are beyond the Bank's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Bank disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.


                           PART 11- OTHER INFORMATION
                           ------- ------------------

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

     There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

     The instruments defining the rights of the holders of the Mountain National Bank's common stock (its only class of securities) were not modified in any way, nor has there been any issuance of any security during the second quarter of 2002. Mountain National Bank is the predecessor issuer to the registrant and now serves as the wholly-owned subsidiary of the registrant.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default which has not been cured within 30 days with respect to any indebtedness of the Company or the Bank exceeding five percent (5%) of the total assets of the Company. Because the Company only has one class of securities, its common stock, it has no material arrearage in the payment of preferential equity returns.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     The following matters were submitted to a vote of the security holders of the Company during the second quarter of 2002.

     The Bank's Annual Meeting of Shareholders was held May 7, 2002, at the Bank's main office in Sevierville, Tennessee. At the meeting, the following individuals were re-elected to the Bank's Board of Directors: James B. Bookstaff, Dwight B. Grizzell, Gary A. Helton, Bruce M. Johnson, Charlie R. Johnson, Sam L. Large, Jeffrey J. Monson, Mike Ownby, John M. Parker, Ruth Reams, Barbara S. Stevens, and Linda N. Ogle. 902,960 shares were votes in favor of the election of these individuals, no shares were voted against the election of these directors and 2,341 shares abstained from the vote.

ITEM  5.  OTHER  INFORMATION
----------------------------

     There  have  been  no  material  unscheduled events that require reporting.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)     Exhibits

     The following exhibits are filed as a part of or incorporated by reference in this report:

      Exhibit  No.          Description
     -------------         -------------

         3.1                Charter  of  Incorporation  of  the  Company

         3.2                Bylaws  of  the  Company

         99.1               Certificate  pursuant  to  18  U.S.C.  Section  1350
                            as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All exhibits except Exhibit 99.1 are incorporated by reference to the registrant's Form 8-K12g3 filed with the SEC on July 12, 2002)


 (b) The Bank (the Company's predecessor issuer) filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

          In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MOUNTAIN  NATIONAL  BANCSHARES,  INC.


Date:  August  12,  2002             /s/  Dwight  B.  Grizell
                                     Dwight  B.  Grizzell,  President  and  CEO


Date:  August  12,  2002             /s/  Rick  Hubbs
                                     Rick  Hubbs,  Vice  President
                                     and  Controller

                                  Exhibit 99.1
                                  ------------

      Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the undersigned, to the best of their knowledge, hereby certify that the report of Mountain National Bancshares, Inc., filed on Form 10-QSB for the period ended June 30, 2002,: (1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) fairly represents, in all material respects, the financial condition and results of operations of Mountain National Bancshares, Inc.




/s/  Dwight  B.  Grizell                                   August  12,  2002
Dwight  B.  Grizzell,  President  and                      Date
Chief  Executive  Officer




/s/  Rick  Hubbs                                           August  12,  2002
Rick  Hubbs,  Vice  President                              Date
And  Controller