Form 10QSB
period 2002-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2002-11-15
CIK 1177070

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  quarter  period  ended  September  30,  2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  transition  period  from  to

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

                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)
     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                           ---

There  were  1,200,000 shares of Common Stock outstanding as of October 1, 2002.


Transitional  Small  Business  Disclosure  Format  (check  one):  Yes;   No  X
                                                                      ---   ---

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


     TABLE  OF  CONTENTS
     -------------------
ITEM                                                           PAGE
NUMBER                                                         NUMBER
------                                                         ------

                         PART I - FINANCIAL INFORMATION

 1.    Consolidated Financial Statements. . . . . . . . . . . .    1

 2.    Management's Discussion and Analysis or Plan of Operation   6

 3.    Controls and Procedures . . . . . . . . . . . . . . . . .  12

                          PART II - OTHER INFORMATION

 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . .  12

 2.    Changes in Securities and Use of Proceeds . . . . . . . .  12

 3.    Defaults Upon Senior Securities . . . . . . . . . . . . .  12

 4.    Submission of Matters to a Vote of Security Holders . . .  13

 5.    Other Information . . . . . . . . . . . . . . . . . . . .  13

 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  13


       Signatures. . . . . . . . . . . . . . . . . . . . . . . .  14


                         PART I - FINANCIAL INFORMATION
                         ------   ---------------------

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                      CONDENSED CONSOLIDATED  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002




ASSETS
------

 Cash and due from banks                        $   5,048,068
 Securities available for sale                     23,725,609
 Federal funds sold                                 9,300,000
 Loans, gross                                     129,918,469
   Less:  allowance for loan losses                (1,408,458)
                                                  ------------
     Total loans, net                             128,510,011
                                                  ------------
 Premises and equipment, net                        9,145,786
 Other assets                                       5,090,948
                                                  ------------
     TOTAL ASSETS                                $ 180,820,422
                                                  ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------

 Deposits:
   Non-interest bearing                          $  22,909,702
   Interest bearing                                136,081,006
                                                  ------------
   Total deposits                                  158,990,708
 Repurchase agreements                               2,060,276
 Other borrowed funds                                6,000,000
 Other liabilities                                     961,773
                                                  ------------
     TOTAL LIABILITIES                             168,012,757
                                                  ------------
Stockholders' Equity:
 Common stock                                        1,200,000
 Surplus                                            10,955,143
 Retained earnings                                     324,318
 Accumulated Other Comprehensive Income                328,204
                                                  ------------
     TOTAL STOCKHOLDERS' EQUITY                     12,807,665
                                                  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                    $ 180,820,422
                                                  ============

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Includes the operations of Mountain National Bank for the period from January 1, 2002, through June 30, 2002)



                                  Nine Months Ended September 30,    Three Months Ended September 30,
                                 --------------------------------    --------------------------------
                                       2002             2001               2002           2001
                                       ----             ----               ----           ----
INTEREST  INCOME:
  Loans                              $6,713,992      $5,769,616          $2,343,840     $2,016,374
  Securities                            971,325         845,727             281,062        344,055
  Federal funds sold                     19,026         211,225              17,914         85,755
                                     ----------      ----------          ----------     ----------
    Total interest income             7,704,343       6,826,568           2,642,816      2,446,184
                                     ----------      ----------          ----------     ----------

INTEREST EXPENSE:
  Interest on deposits                2,538,278       3,317,995             885,326      1,154,977
  Interest on short term borrowings      85,250          39,494              37,818         15,663
                                     ----------      ----------             ----------     ----------
    Total interest expense            2,623,528       3,357,489             923,144      1,170,640
                                     ----------      ----------          ----------     ----------
    Net interest income               5,080,815       3,469,079           1,719,672      1,275,544
Provision for loan losses               584,945         315,623             195,000        105,334
                                     ----------      ----------             ----------     ----------
    Net interest income after
      provision for loan losses       4,495,870       3,153,456           1,524,672      1,170,210
                                     ----------      ----------             ----------     ----------

NONINTEREST INCOME
  Deposit service charges and fees      561,744         416,589             183,788        146,984
  Other fees and commissions            567,776         396,519             257,454        182,826
  Other income                           69,422          70,277              46,392         25,000
                                     ----------      ----------          ----------     ----------
      Total noninterest income        1,198,942         883,385             487,634        354,810
                                     ----------      ----------             ----------     ----------

NONINTEREST EXPENSES
  Salaries                            1,945,503       1,495,019             658,941        576,034
  Employee benefits                     322,769         215,659             101,024         78,166
  Occupancy and equipment               762,839         532,961             269,950        182,457
  Marketing                             127,740         105,281              49,831         57,916
  Printing and supplies                 129,126          80,761                 46,648         35,311
  Other operating expenses            1,033,207         866,763             366,385        284,932
                                     ----------      ----------          ----------     ----------
      Total noninterest expenses      4,321,184       3,296,444           1,492,779      1,214,816
                                     ----------      ----------          ----------     ----------
    Income before income taxes        1,373,628         740,397             519,527        310,204
Income taxes                            339,307               -             195,209              -
                                     ----------      ----------              ----------     ----------

    Net income                       $1,034,321      $  740,397          $  324,318     $  310,204
                                     ==========      ==========          ==========     ==========

                       MOUNTAIN NATIONAL BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2002 and 2001







                                                                                                                     Accumulated
                                                                                                                    -------------
                                                                 Total                                                   Other
                                                              --------------                                        -------------
                                              Comprehensive   Stockholders'     Common                    Retained   Comprehensive
                                              --------------  --------------  ----------                -----------  ------------
                                                  Income          Equity         Stock       Surplus       Earnings       Income
                                              --------------  --------------  ----------  ------------  -------------- ----------
BALANCE, January 1, 2001                                      $   10,363,674  $6,000,000   $6,000,000    $(1,700,206)   $63,880

  Comprehensive income:
    Net income                                $      740,397         740,397           -            -          740,397        -

    Other comprehensive income:

      Unrealized holding gains (losses)
      on securities available for sale, net
      of related tax effect                          188,443         188,443           -            -                -  188,443
                                              --------------  --------------  ----------  ------------  --------------  -------

    Total comprehensive income                $      928,840
                                              ==============

BALANCE, September 30, 2001                                   $   11,292,514  $6,000,000  $6,000,000     $  (959,809)  $ 52,323
                                                              ==============  ==========  ============  ============== =========



BALANCE, January 1, 2002                                      $   11,521,232  $6,000,000  $6,000,000     $  (554,860)  $ 76,092

  Comprehensive income:
    Net income                                $      710,003         710,003           -            -        710,003          -

  Conversion of Mountain National Bank
    common stock to Mountain National
    Bancshares, Inc. common stock                          -               -  (6,000,000) (6,000,000)       (155,143)         -

  Issuance of Mountain National Bancshares,
    Inc common stock                                       -               -   1,200,000  10,955,143               -          -

  Net income for the period from July 1, 2002
    to September 30, 2002                            324,318         324,318                                 324,318

  Other comprehensive income:
    Unrealized holding gains (losses)
    on securities available for sale, net
    of related tax effects                           252,112         252,112           -            -                -  252,112
                                              --------------  --------------  ----------  ------------  --------------  -------


    Total comprehensive income                $    1,286,433
                                              ==============

BALANCE, September 30, 2002                                   $   12,807,665  $1,200,000  $10,955,143      $  324,318   $328,204
                                                              ==============  ==========  ============  ============== =========

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
           (Includes the operations of Mountain National Bank for the period from January 1, 2002, through June 30, 2002)






                                                               Nine Months Ended September 30,
                                                                ---------------------------
                                                                     2002           2001
                                                                     -----          -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $  1,034,320   $    740,397
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation expense                                             136,615        268,904
    Provision for loan losses                                        584,945        315,623
  Change in operating assets and liabilities:
    Accrued interest receivable                                       (7,567)      (235,128)
    Accrued interest payable                                          (3,412)        42,772
    Other assets and liabilities-net                              (2,415,727)       774,439
                                                                -------------  -------------
      Net cash provided by (used in) operating activities           (670,826)     1,907,007
                                                                -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and calls of securities available for sale    12,400,895      1,593,467
  Purchases of securities available for sale                      (1,036,719)   (13,673,947)
  Net increase in loans                                          (27,339,306)   (21,355,763)
  Net loan charge-off's                                              (23,187)      (101,593)
  Purchase of premises and equipment                              (1,113,184)      (395,221)
                                                                -------------  -------------
      Net cash used in investing activities                      (17,111,501)   (33,933,057)
                                                                -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                        16,473,151     30,970,370
  Increase in other borrowings                                     6,767,075        739,928
                                                                -------------  -------------
      Net cash provided by financing activities                   23,240,226     31,710,298
                                                                -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               5,457,899       (315,752)

CASH AND CASH EQUIVALENTS, beginning of period                     8,890,169     10,598,606
                                                                -------------  -------------

CASH AND CASH EQUIVALENTS, end of period                        $ 14,348,068   $ 10,282,854
                                                                =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                    $  2,604,107   $  3,400,261
                                                                =============  =============
    Cash paid for taxes                                         $     27,695   $          -
                                                                =============  =============

                       MOUNTAIN NATIONAL BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Nine-month Period Ended September 30, 2002

(1) Basis of Presentation. The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

On July 1, 2002, Mountain National Bank reorganized into a holding company structure with Mountain National Bancshares, Inc. acquiring 100% of the common stock of Mountain National Bank (the "Bank"). By virtue of the reorganization, Mountain National Bancshares, Inc. (the "Company") became the successor issuer of Mountain National Bank pursuant to Rule 12g-3 of the Exchange Act of 1934. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank's 2001 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

     The following pages contain the Company's management's discussion and analysis of the financial condition and results of operations for the third quarter of 2002, including comparisons with the prior year's results and trends. Effective July 1, 2002, the Company acquired 100% of the common stock of its sole banking subsidiary, Mountain National Bank (the "Bank"), pursuant to a reorganization whereby the Bank's shareholders exchanged their shares in the Bank for an equal number of shares in the Company. Therefore, financial information for periods prior to June 30, 2002, are for the Bank on a stand-alone basis. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1.

MANAGEMENT'S  FINANCIAL  REVIEW
-------------------------------

INTRODUCTIONS
-------------

     To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the third quarter of 2002. Comparisons of financial data for both 2002 and 2001 are presented to illustrate significant changes in performance and the possible results of trends developed from that historical financial data. This discussion should be read in conjunction with the Company's financial statements and notes thereto, which are included under
Item  1.

OVERVIEW
--------

     The first three quarters of 2002 have been successful for the Company. The Company reported a profit of $1,034,320 for the first three quarters versus a net profit of $740,397 for the corresponding period in 2001. After just 18 months, and after the opening of four locations in its first 12 months, the Bank began to report monthly net earnings in May 2000. That trend has continued each quarter since the second quarter of 2000. Earnings per share was $0.27 and $0.86, respectively, for the three months, and nine months ended September 30, 2002, versus $0.26 and $0.27, respectively, for the three months and nine months ended September 30, 2001. The Bank began recording a provision for federal and state income taxes during the second quarter of 2002.

     The Bank's operations commenced on November 23, 1998, in Sevierville, Tennessee. While the Comptroller of the Currency's approval to organize the Bank was granted on June 16, 1998, several months were required to finalize the stock sale documents, sell subscriptions for common stock and meet federal regulatory pre-opening review requirements. The Federal Deposit Insurance Corporation issued its certificate of deposit insurance on November 23, 1998. The Bank's first fiscal year ended on December 31, 1998.

     During 1999, the Bank opened three branches, one in Pigeon Forge and two in Gatlinburg, all located in Sevier County, Tennessee. The strategic decision to operate a total of four locations within the first year of operations was based on the strong local economy and the favorable response to the Bank's sale of its common stock in 1998. As will be pointed out in management's discussion of balance sheet growth in a later section, this decision was rewarded with strong loan and deposit performance during the Bank's second full year of operations in 2000. Management feels that this aggressive strategy will continue to pay off in the future with this strong growth contributing to higher earnings derived from that growth. Strong loan and deposit performance continued in 2001, which led to management's decision to add a fifth branch on August 15, 2002, in the community of Seymour, Tennessee, located in Sevier County. New deposits at this branch totaled almost $6 million by September 30, 2002. This new branch will be a more traditional branch since the make-up of the community provides fewer commercial accounts than does the communities surrounding the first four branches. Therefore, deposit growth will not be as rapid as the growth of the four original branches, however, it will also be less affected by the seasonal business cycle of the counties' tourism industry.

An application has been filed with the Office of the Comptroller of the Currency to build a sixth branch in Sevierville, Tennessee. This branch will be located on property recently purchased by the Bank on Highway 66, which is a highly traveled corridor connecting Sevierville to Interstate 40. Pending approval of the application, this branch is scheduled for completion during late spring or early summer of 2003. An operations center is also expected to be under construction during 2003, with a tentative completion date of the first quarter of 2004. Due to the rapid growth of the Bank, the main office in Sevierville, which presently houses the departments that make up the Bank's operations center, does not have adequate space to accommodate the future anticipated growth of the Bank.

     During the third quarter of 2002, the Company continued to grow in loans and deposits, as well as net earnings. For over three years, the Bank has dominated the banking industry in Sevier County, with the largest percentage of the market share growth in deposits. As of the latest available date for total county deposit market shares (June 30, 2001), the Bank had captured 44% of the previous twelve-months' growth in deposits. Therefore, the other banks located in the county (6 of them) had managed to grow, as a group, by only 56% over this same period. Management of the Company is confident that, if a continued strong growth in loans and deposits is sustained, the future value of the Bank's franchise will grow accordingly.

BALANCE  SHEET  ANALYSIS
------------------------

     On December 11, 2000, the bank reached its first $100 million in total assets. As such, the Bank achieved that banking milestone in just over two years (it opened for business on November 23, 1998). Since opening for business, the Bank's annual average growth rate is approximately $50 million per year in total assets. Loans comprise the largest component of the Bank's earning assets. Those loans, which stand at $130 million at quarter-end, increased 43% or $39 million from the prior year. Loan growth in the third quarter of 2002 was primarily in real estate loans, including commercial and residential loans. During the third quarter of 2002 the Bank's yield on its entire loan portfolio was 6.87%, down from 9.23% in 2001. During the third quarter of 2002, the Company's total asset size increased by 14.2% to end the quarter at $181 million.

     As loans represent the largest component of the Bank's earning assets (80% at September 30, 2002), the interest income and fees earned on loans are the largest contributing component of net interest income and the Bank's margin. Total earning assets, as a percent of total assets, increased to 90% at September 30, 2002, from 91% the prior year, as less of the Bank's funding sources were used to purchase non-earning assets, such as fixed assets and cash balances.

     At September 30, 2002, the Bank's investment securities portfolio totaled $23.7 million, down from $27.3 million at September 30, 2001. One hundred percent of these investments were comprised of U.S. Government Agency Securities. In addition, 100% of the Bank's investment portfolio is classified as available for sale. The Bank's securities portfolio is the second largest component of the Bank's earning assets, representing 13% of the total assets at quarter-end. As an integral component of asset/liability strategy, the Bank manages the investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The portfolio is also used to meet pledging requirements for deposits and borrowings. The average yield on the portfolio has been 5.14% for 2002 versus 6.39% in 2001.

     Asset growth over the prior 12 months was funded by a $35 million or 28% increase in deposits. This continued significant deposit performance during the twelve months was, as mentioned earlier, attributable to the number of stockholders who decided to become bank customers and the strong local economy, and the addition of the new branch in Seymour.

     A detailed composition of the Bank's deposit base as of September 30, 2002, and compared to September 30, 2001, follows:

                                        (in thousands)
                                         SEPTEMBER 30,     %
                                       2002     2001     CHANGE
                                       ----     ----     ------

Non-Interest  bearing  accounts       22,910     17,989     27%

NOW  Accounts                          8,759      6,666     31%

Money  Market  Accounts               47,699     38,872     23%

Savings  Accounts                      3,392      2,130     59%

Certificates  of  Deposits            71,001     55,047     29%

Individual  Retirement  Accounts         5,230      3,386     54%

        TOTAL DEPOSITS               158,991    124,090     28%


     The Bank's certificates of deposit accounts have replaced money market accounts as the fastest growing accounts (in terms of dollars). A wide range of terms have been offered due to strong local competition for new deposits. This competition has caused the cost of interest-bearing deposits to remain at above average levels. The new branch opened in Seymour has had a very good response from new customers living in adjoining counties due to the Bank's ability to offer these rates.

     The average cost of interest-bearing deposits for the third quarter of 2002 was 2.82%, down from 4.54% for 2001.

     Additionally, the liability for customer repurchase agreements increased to $2.1 million at third quarter-end 2002, up 17% from the prior year.

     Capital adequacy is important to the continued soundness and growth of the Bank. During the third quarter of 2002, even with its growth in assets, it still achieved a capital rating of well capitalized, as measured by the Bank's federal regulators. The Company obtained a loan in the amount of $6 million which was given to the Bank in the form of additional paid-in capital. This capital increase for the Bank contributed to the increase in the capital ratio of the Bank to a level sufficient to maintain a well-capitalized rating for the next one and one-half to two years. It is expected future net earnings will be sufficient to maintain the well-capitalized rating thereafter. Very favorable terms were received by the Company when the loan was obtained, and the debt service requirements will not negatively impact expected future earnings. This loan is secured by all of the common stock of the Bank. The loan, which bears interest at prime (as published in the Wall Street Journal) less 0.5%, matures on September 30, 2004. Interest payments are due quarterly beginning September 30, 2002, and principal is due in one payment at maturity. The loan agreement includes certain restrictive covenants concerning, among other things, the payment of dividends, minimum levels of tier 1 capital, risk based assets, the allowance for loan losses, average return on assets and total criticized assets.

INCOME  STATEMENT  ANALYSIS
---------------------------

     The Company's income before tax for the first three quarters of 2002 was $1,373,627, which represents an increase of $293,923 over the first three quarters of 2001's income of $740,397. The following schedule illustrates our improvement in quarterly earnings:


First Quarter                $(134,699)   $  123,474  $  403,606

Second Quarter                  15,751    $  306,719  $  306,401

Third Quarter                   45,426    $  310,204  $  324,313

Fourth Quarter              $  182,637    $  405,172
                            ----------    ----------  -----------

Annual Total                $  109,115    $ 1,145,569  $1,034,320
                            ==========    ==========  ===========

     This trend of profits continued throughout 2001 and the first quarter of 2002. Net income for the second quarter of 2002 was reduced due to the recognition of income taxes in the amount of $128,013. As shown above, net income for the third quarter of 2002 exceeded net income for the third quarter of 2001, even though the Company recorded a provision for income taxes of approximately $365,000. There was no provision for income taxes in the comparable period in 2001 due to net operating losses available to the Bank. The following condensed statements of income for the first three quarters of 2002 and 2001 reflect the key areas of change in relative dollars and percentage increase.

                                    (in thousands)    %
                                      2002     2001     CHANGE
                                      ----     ----
Net  Interest  Income*               5,081     3,469      46%

Provision  for  Loan  Losses          <585>     (316)     85%

Non-Interest  Income                 1,199       883      36%

Operating  Expenses                 <4,321>   (3,296)     31%

    Net  income  (loss)  before
    Income tax provision             1,374       740      86%

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

NET  INTEREST  INCOME
---------------------

     Net interest income increased by $1,612,000 or 46% in the first three quarters of 2002 over the corresponding period for 2001. Continued strong growth in loans (see balance sheet analysis) contributed to higher averages of outstandings of those earning assets and at higher yields than were paid on interest-bearing deposits and borrowings. However, loan yields were somewhat lower than expected as the national economy declined in 2001 and into 2002 and market interest rates were lowered to spur future economic growth. Loan yields are expected to continue to decrease during the next six to twelve months due to the reduction of the prime rate by the Federal Reserve Board. This reduction creates pressure for the Bank to continue to reduce its rate charged to customers for their loans.

NET  INTEREST  MARGIN
---------------------

     The Bank's margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 4.72% in the third quarter of 2002 versus 4.22% the same period for 2001. As anticipated, with the increases in leveraged balance sheet volumes (earning assets and purchased funds) from 2001's levels, the positive impact of lower non-interest bearing sources of funds in 2001 (capital and demand deposits) created higher margins in 2002.

PROVISION  FOR  LOAN  LOSSES/ASSET  QUALITY
-------------------------------------------

     The Bank's provision for loan losses increased by $269,000 in the third quarter of 2002. The increase was created to maintain an allowance for loan losses that would increase in proportionate amounts as the amounts of outstanding loans also increased. A bank's provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. However, the Bank's current provision was allocated due to, as mentioned, the growth of the Bank's loan portfolio and not specific loan quality problems. In fact, as of September 30, 2002 the Bank had only 19 loans that were past due 30 days or more and only $236,000 in non-performing loans (loans past due 90 days or more plus non-accrual loans). Accordingly, management considers that the current level of its Allowance for Loan Losses at September 30, 2002, $1,408,000, to be adequate to absorb future loan losses.

NON-INTEREST  INCOME
--------------------

     Non-interest income represents the total of all other sources of income (other than interest-related income) that are derived from various service charges, fees and commissions charged for bank services. These sources increased by $316,000 during the first three quarters of 2002 over the corresponding period for 2001. The strong performance in the first three quarters of 2002 was also due to management's continuing desire to develop products and lines of business to meet the challenges of increasing competition and to meet all of its customer demands.


NON-INTEREST  EXPENSE
---------------------

     Non-interest expenses increased $1,025,000 or 31% in the first three quarters of 2002 over 2001. Non-interest expenses represent the total costs of operating overhead, including salaries, employee benefits, building and equipment costs, telephone costs and marketing costs, etc.

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

     The Bank does not have any material commitments for capital expenditures. Finally, as of the quarter ended September 30, 2002, the bank had over $13 million in daily withdrawable Federal Funds Sold to provide liquidity, if needed.

OUTLOOK
-------

     During 2001 and the first three quarters of 2002, the management, staff and directors of the Company and the Bank saw their efforts rewarded with dominating growth in assets, loans and deposits. Strong quality of earnings, now and in the future, should be the result of such growth, while asset quality is maintained and costs controlled. To this date, the response to the Bank's outstanding customer service and expansion efforts have been rewarded with new customer business transferring to the Bank.

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

FORWARD-LOOKING  STATEMENTS
---------------------------

     Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of

1933, as amended (the ASecurities Act@) as amended. The words Aexpect,@ Aanticipate,@ Aintend,@ Aplan,@ Abelieve,@ Aseek,@ Aestimate@ and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Bank to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (I) increased competition with other financial institutions, (II) lack of sustained growth in the economy in the Sevier County,Tennessee area,
(III) rapid fluctuations in interest rates, (IV) the inability of the Bank to satisfy regulatory requirements for its expansion plans, and (V) changes in the legislative and regulatory environment. Many such factors are beyond the Bank's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Bank disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

(a) Evaluation of disclosure controls and procedures The Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

(b) Changes in internal controls We are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

                           PART 11- OTHER INFORMATION
                           --------------------------

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

     There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

     The instruments defining the rights of the holders of the Company's common stock (its only class of securities) were not modified in any way, nor has there been any issuance of any security during the third quarter of 2002. The Bank is the predecessor issuer to the registrant and now serves as the wholly-owned subsidiary of the registrant.

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

     No matters were submitted to a vote of security holders during the third quarter of 2002.

ITEM  5.  OTHER  INFORMATION
----------------------------

     There  have  been  no  material  unscheduled events that require reporting.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)     Exhibits

     The following exhibits are filed as a part of or incorporated by reference in this report:

      Exhibit  No.          Description
      ------------          -----------

     99.1 Certificate of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certificate of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All exhibits except Exhibits 99.1 and 99.2 are incorporated by reference to the registrant's Form 8-K12g3 filed with the SEC on July 12, 2002)

 (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

          In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOUNTAIN  NATIONAL  BANCSHARES,  INC.

                               /s/ Dwight B. Grizell
Date:  November  14,  2002    ------------------------------------------
                              Dwight  B.  Grizzell,  President  and  CEO

                               /s/ Rick Hubbs
Date:  November  14,  2002    ----------------------------------------------
                              Rick  Hubbs,  Vice  President  and  Controller

I,   Dwight  B.  Grizzell,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Mountain National Bancshares,. Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ Dwight B. Grizell
Date:  November  14,  2002         -----------------------------------------
                                   Dwight  B.  Grizzell
                                   President  and  Chief  Executive  Officer

I,   Rick  Hubbs,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Mountain National Bancshares,. Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ Rick Hubbs
     Date:  November 14, 2002      ---------------------------------
                                   Rick  Hubbs
                                   Vice  President  and  Controller