Form 10KSB
period 2002-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2003-03-28
CIK 1177070

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

         [  ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from to__________

                         Commission file number: 0-49912

                       MOUNTAIN NATIONAL BANCSHARES, INC.

  Tennessee                              75-3036312
  (State or Other Jurisdiction           (I.R.S. Employer Identification Number)
  of Incorporation or Organization)

                   300 East Main, Sevierville, Tennessee 37862
                    (Address of Principal Executive Offices)

                                 (865) 428-7990
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                1,200,000 shares
                          Common Stock, $1.00 par value



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

         Revenues for the Registrant's fiscal year ended December 31, 2002, totaled $12,400,000. The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 1, 2003 was $14,660,670 (based on the Bank's last sale on January 30, 2003).

         There were 1,200,000 shares of Common Stock outstanding as of February 1, 2003.

         Transitional Small Business Disclosure Format (check one): Yes__; No X
                                                                             --
DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS
                                -----------------
ITEM                                                                                         PAGE
NUMBER                                                                                      NUMBER
------                                                                                     -------

                                     PART I
1.       Description of Business.................................................................3

2.       Description of Property................................................................18

3.       Legal Proceedings......................................................................19

4.       Submission of Matters to a Vote of Security Holders....................................19


                                                  PART II

5.       Market for Common Equity and Related Stockholder Matters...............................19

6.       Management's Discussion and Analysis or Plan of Operation..............................20

7.       Financial Statements...................................................................32

8.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure.............................................................................32

                                                 PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act......................................32

10.      Executive Compensation.................................................................33

11.      Security Ownership of Certain Beneficial Owners and Management.........................33

12.      Certain Relationships and Related Transactions.........................................33

13.      Exhibits and Reports on Form 8-K.......................................................33

14.      Controls and Procedures................................................................34

         Signatures.............................................................................35

                                     PART I
                                    --------

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         Mountain National Bancshares, Inc. (the "Company" or "Registrant") is a bank holding company that engages in providing a full range of banking services through its banking subsidiary Mountain National Bank (the "Bank"). The Company's main office is located at 300 East Main Street, Sevierville, Tennessee 37862. The Company was incorporated as a business corporation in March 2002 under the laws of the State of Tennessee for the purpose of acquiring 100% of the issued and outstanding shares of common stock of the Bank. In June 2002 the Company received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") to become a holding company. Effective July 1, 2002, the Company and the Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of the Bank and the shareholders of the Bank became the shareholders of the Company.

          At December 31, 2002, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Bank on a consolidated basis.

          The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company's holding company structure provides it with greater flexibility than the Bank would otherwise have relative to expanding and diversifying its business activities through newly formed subsidiaries, or through acquisitions. While management of the Company has no present plans to engage in any other business activities, management may from time to time study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

THE BANK

          Mountain National Bank is organized as a national banking association. The Bank made application to the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") on February 16, 1998. The Bank obtained approval from the OCC to organize as a national banking association on June 16, 1998, and commenced business on November 23, 1998. The principal business of the Bank is to accept demand and savings deposits from the general public and to invest such funds in residential mortgage, commercial and consumer loans.

          The Bank has no subsidiaries and is not otherwise affiliated with any other corporation.

BUSINESS OF THE BANK

          GENERAL. Following the merger of First National Bank of Gatlinburg, Gatlinburg, Tennessee, into a bank domiciled in Knox County, Tennessee, a group of individuals formed the Bank in Sevierville, with branch offices to be established in Gatlinburg and Pigeon Forge, Tennessee as soon as possible. On February 16, 1998, the organizers made application to the OCC and simultaneously with the FDIC for permission to organize the Bank. On June 16, 1998, the OCC granted the Bank permission to organize. The Bank conducts a general banking business under its Articles of Association approved by the OCC.

          The business of the Bank consists primarily of taking deposits and originating loans. The Bank conducts its activities from a main office located in Sevierville, Tennessee. The Bank has opened two branches in Gatlinburg, a branch office in Pigeon Forge, and a branch office in Seymour, Tennessee. The Bank seeks savings and other time deposits and demand deposits from households and businesses in its primary marketing area by offering a full range of deposit accounts, including savings accounts, demand deposit accounts, retirement and professional accounts, including individual retirement accounts ("IRA's"), checking accounts and time certificates. The Bank solicits mortgage, commercial, and consumer loans, as well as other authorized investments. The Bank offers additional services such as 24-hour automatic teller machines and other financial services.

          The Bank's earnings depend on its "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and other investments) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy which is intended to control the impact of interest rate fluctuations upon its earnings and to make the yields on its loan portfolio and other investments more responsive to its cost of funds, in part by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

          The banking industry is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry, and financial institutions. Deposits at commercial banks are influenced by a number of economic factors, including interest rates and competing investment instruments, levels of personal income and savings, among others. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing; conditions in the construction industry; local economic and seasonal factors, and availability of funds. Primary sources of funding for lending activities includes savings and demand deposits; income from investments; loan principal payments; and borrowings.

          MARKET AREAS. The Bank's primary market area is Sevier County, Tennessee. The Bank intends to serve the primary market area, but no assurances can be made that service will be extended only to the primary market area. Some business may come from areas contiguous to the primary market area.

LENDING ACTIVITIES

          GENERAL. The Bank concentrates its loan originations in its primary market area. The Bank, like most other commercial banks, concentrates its lending activity and develops a portfolio consisting of first mortgage loans secured by residential properties and by commercial properties, commercial loans, and consumer loans. The Bank is limited in the amount of loans it may extend to one borrower.

          REAL ESTATE LENDING. The Bank originates permanent and construction loans on residential real estate comprised of single-family dwellings and multi-family dwellings of up to four units with terms up to 30 years. Such loans consist of conventional loans (which are neither insured nor partially guaranteed by government agencies). The Bank has developed a portfolio consisting of adjustable rate mortgage loans ("ARM loans"), with repricing terms from one to five years, and originates traditional fixed-rate mortgage loans in appropriate circumstances. ARM loans are indexed to various indices, with adjustments ranging up to 2% per repricing period and up to 6% over the life of the loans.

          Loan-to-value ratios for mortgage loans are determined in accordance with guidelines established by the Board of Directors pursuant to applicable law.

      The Bank emphasizes the origination of ARM loans which are more sensitive to changes in market rates than fixed-rate loans. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default of ARM loans may increase as a result of repricing with increased costs to the borrower. Furthermore, if the Bank, as a marketing incentive, originates ARM loans with initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), such loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity will be limited by any periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in its cost of funds.

          The Bank may originate some permanent conventional residential mortgage loans for sale to private institutional investors such as savings institutions, banks, life insurance companies and pension funds. Such loans are made on similar terms and conditions as those for sale to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), except for possible higher dollar limits on the maximum loan amount.

          CONSUMER LENDING. The Bank makes consumer loans that are secured by junior liens on real estate, including home improvement and home equity loans (such loans have an average maturity of about ten years and generally are limited to 85% of appraised value), or loans that are secured by personal property such as automobiles, recreational vehicles or boats (generally 36 to 60 month loans), as well as loans to depositors of the institution on the security of their time deposit accounts or certificates of deposit. The Bank offers unsecured personal loans and personal lines of credit in conjunction with its demand deposit accounts and otherwise. In addition, the Bank offers credit card programs.

          Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal bankruptcy and state insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

          CONSTRUCTION LENDING. The Bank offers single family residential construction loans to borrowers for construction of one-to-four family residences in the Bank's primary market area. Typically, the Bank limits its construction lending to construction-permanent loans to individuals building their primary residences and, to a lesser extent, construction loans to selected local builders to build single-family dwellings. These loans have fixed or adjustable interest rates and are underwritten in accordance with the same standards as the Bank's permanent mortgage loans, except these loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 80%. Individual borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction-permanent construction loans generally convert to permanent loans following construction, the Bank's construction loans to builders generally require repayment in full upon the completion of construction, or may be assumed by the borrower.

          Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank addresses these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.

          COMMERCIAL LENDING. The Bank makes secured and unsecured loans for commercial, corporate, business, and agricultural purposes and engages in commercial real estate and commercial leasing activities. Initially, the Bank has concentrated on loans to small businesses for purposes of providing working capital, capital improvements, construction and leasehold improvements. Such loans typically have one-year maturities for unsecured loans and an average maturity of seven years for loans secured by real estate. The Bank may participate in the Small Business Administration's guaranteed commercial loan program.

          Commercial lending, while generally considered to involve a higher degree of credit risk than long-term financing of residential properties, generally provides higher yields and greater interest rate sensitivity than residential mortgage loans. Commercial loans are subject to certain risks not inherent in residential mortgage loans, such as delays in leasing the collateral and excessive collateral dependency, vacancy, delays or inability to obtain permanent financing and difficulties in exerting influence over or acquiring the properties when such loans become delinquent. Moreover, commercial lending often involves larger loan balances to single borrowers or groups of related borrowers than does residential real estate lending. With respect to commercial real estate lending, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Bank attempts to mitigate these risks by, among other things, lending on collateral and to persons located in its primary market area.

          CREDITWORTHINESS AND COLLATERAL. Detailed loan applications are required to determine the creditworthiness of potential borrowers. All loan applications are reviewed and approved or disapproved in accordance with guidelines established by the Bank's Board of Directors. Appraisals of collateral by independent appraisers approved by the Board of Directors are also required, and borrowers are required to maintain fire and casualty insurance on collateral in accordance with guidelines established by the Board of Directors. Title insurance is required for all real property collateral. So long as such insurance is available and economically feasible, conventional loans with loan-to-value ratios in excess of 80% may be required to have private mortgage insurance covering that portion of the loan in excess of 80% of the appraised value.

          LOAN ORIGINATIONS. The Bank originates loans primarily for its portfolio and, subject to market conditions, may sell them in the secondary market. Initially, most residential mortgage loans are originated from referrals and walk-in customers. Local advertising is used to stimulate originations.

          SECONDARY MARKET ACTIVITIES. The Bank engages in secondary mortgage market activities subject to market conditions. Secondary mortgage market activities permit the Bank to generate fee income and sale income to supplement a traditional source of income, the interest margin between the yield on mortgage portfolios and the interest paid on savings deposits and time deposit certificates.

          INCOME FROM LENDING ACTIVITIES. The Bank's lending activities generate interest and loan origination fee income. Loan origination fees are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower by the Bank for originating the loan. The Bank also receives loan fees and charges related to existing loans, which include late charges and assumption fees.

          LOAN DELINQUENCIES AND DEFAULTS. When a borrower fails to make a required loan payment to the Bank for 30 days, the loan is classified as delinquent. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank institutes measures to remedy the default. If a foreclosure action is initiated, and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial or trustee sale at which, in some instances, the Bank acquires the property. Thereafter, such acquired property is recorded in the Bank's records as "other real estate owned" until the property is resold. In some cases, such resales may be financed by the Bank which may involve "loans to facilitate," which involve a lower down payment or a longer term.

          ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan and lease losses is a valuation allowance which represents the cumulative effect of provisions for possible losses charged to income, less charge-offs, plus recoveries of previously charged-off loans. The Bank maintains an adequate allowance for loan and lease losses, based on regulatory guidelines.

INVESTMENT ACTIVITIES

          The Bank's investment portfolio is an integral part of the Bank's total assets and liabilities management strategy. The Bank uses its investments to further the objective of reducing the institution's sensitivity to interest-rate fluctuation risks. The Bank's goal is to achieve a high degree of maturity and rate matching between assets and liabilities. In order to achieve this goal, the Bank concentrates its investments (approximately 17% of its assets at December 31, 2002) in U.S. government securities or other securities of similar low risk. Such U.S. government and other investment-grade securities have maturities average ranging from 30 days to ten years.

SOURCES OF FUNDS

          GENERAL. Deposit accounts are a primary source of funds for lending and other general business purposes. Other sources of funds include loan repayments, loan sales and borrowings. Although deposit activity is significantly influenced by fluctuations in interest rates and general money market conditions, loan repayments are a relatively stable source of funds. Short-term borrowings are used to compensate for reductions in normal sources of funds, such as deposit inflows that are insufficient to fund loan commitments. Long-term borrowings are used to support extended activities and to extend the term of the Bank's liabilities.

          DEPOSITS. The Bank has a number of different programs designed to attract both short-term and long-term deposits from the general public. These programs include savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts, fixed-rate and variable-rate certificate accounts of varying maturities, and jumbo certificates, as well as certain other accounts. Particular attention is focused on obtaining long-term accounts such as IRA accounts.

          BORROWINGS. The Bank became a member of the Federal Home Loan Bank of Cincinnati ("FHLB of Cincinnati") in December 2001. The FHLB of Cincinnati
functions as a central reserve bank which provides credit for member institutions. The Bank, as a member of the FHLB of Cincinnati, is required to own capital stock in the FHLB of Cincinnati. Provided certain standards related to creditworthiness have been met, the Bank is authorized to apply for advances on the security of such stock and on certain of its residential mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States). FHLB of Cincinnati advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Interest rates on advances are adjusted as often as necessary to reflect actual conditions existing in the credit markets. The FHLB of Cincinnati prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Acceptable uses prescribed by the FHLB of Cincinnati have included expansion of residential mortgage lending and funding short-term liquidity needs. Depending on the particular credit program, limitations on the amount of advances are generally based on the FHLB of Cincinnati's assessment of the borrowing institution's creditworthiness. The FHLB of Cincinnati is required to review its credit limitations and standards at least once every six months.

          FINANCING. In August of 1998 the Bank completed an offering of common stock which yielded proceeds of $12,000,000.

          RETAIL SERVICES. The Bank provides its customers with a variety of retail banking services. The Bank is a member of a number of systems of automated teller machines and point of sale terminals which provide Bank customers with access to those systems' services throughout the world. The Bank currently maintains 9 full service ATMs throughout its market area. The Bank also provides (in addition to the lending and deposit services described above) a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.

COMPETITION

          The Bank encounters vigorous competition in the primary market area from a number of sources, including five commercial banks and one savings institution. As of June 30, 2002, there were 40 commercial bank branches and three savings institutions branches located in Sevier County. Citizens National Bank, Sevier County Bank, and Tennessee State Bank are community banks which are domiciled in Sevier County. Regional bank holding companies operating in Sevier County include SunTrust Bank which operates three offices. In addition, Home Federal Bank FSB, domiciled in Knoxville, Tennessee, has a total of 4 branches in Sevier County. BB&T, domiciled in Winston-Salem, North Carolina, has 6 branches.

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other recent federal and state laws have resulted in increased competition from both conventional banking institutions and other businesses offering financial services and products. Mortgage banking firms, finance companies, real estate investment trusts, insurance companies, leasing companies, factors, and certain government agencies provide additional competition for loans and for certain financial services. The Bank also competes for deposit accounts with a number of other financial intermediaries, including securities brokerage firms, money market mutual funds, government and corporate securities, and credit unions. The primary areas in which institutions compete for deposits and loans are interest rates, loan origination fees and range of services offered.

          Most competing institutions have been in existence for a longer period of time than the Bank, are better established than the Bank, have financial resources substantially greater than those of the Bank and have more extensive facilities than those of the Bank. Because of the size and established presence of the existing financial institutions in the primary market area, these competing institutions were previously able to offer a wider range of services than the Bank presently offers. The Bank competes for deposits with these larger, established institutions as well as the money market mutual funds and other non-traditional financial intermediaries. The Bank has to attract its customer base from existing financial institutions and growth in the community.

          As evidenced by the strong growth of the Bank's loans and deposits (see management's discussion and analysis and the audited financial statements), the Bank has been able to compete with those established institutions in Sevier County since it opened for business. The Bank has found, as expected, that banking customers want a good level of service and products from their banking institution. The Bank has been able to hire a local bank-experienced staff that is aware of this desire for a high level of service. As to bank products offered, due to its continued growth, the Bank currently offers all of those products offered by most local competitors including internet banking, investment services, and sweep accounts. The Bank presently has opened five full-service banking facilities and six stand-alone ATM facilities.

EMPLOYEES

          The Bank has 91 full-time equivalent ("FTE") employees at its main office, including three executive officers. In addition to a President and Chief Executive Officer, the Bank employs an Executive Vice President and Senior Credit Officer, and an Executive Vice-President of Operations/ Cashier. The remaining employees provide staff support in the teller, new accounts, loan processing, accounting and secretarial functions. The Bank has 12 FTE employees at its two Gatlinburg branches, nine FTE employees at its Pigeon Forge branch, and eight FTE employees at its Seymour branch. These employees are teller, new account, and lending personnel.

SUPERVISION AND REGULATION

          The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. For example, the banking industry has changed significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Financial Services Modernization Act of 1999. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities and the Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

          THE COMPANY. The Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered with and subject to the regulation of the Federal Reserve under the BHC Act. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such other reports and information as may be required under the BHC Act. The Federal Reserve may conduct examinations of the Company and the Banks to determine whether such institutions are in compliance with the regulations promulgated under the BHC Act.

          The BHC Act requires a bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire directly or indirectly the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it, (ii) before it or any subsidiary (other than a bank) may acquire all or substantially all of the assets of a bank, and (iii) before it may merge or consolidate with any other bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") facilitates branching and permits the establishment of agency relationships across state lines and permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years. See "--Other Applicable Regulation Changes."

          Bank holding companies are also generally prohibited under the BHC Act from engaging in non-banking activities or acquiring direct or indirect control of any company engaged in non-banking activities. However, the Federal Reserve may permit bank holding companies to engage in certain non-banking activities found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Such activities determined by the Federal Reserve to fall under this category include, but are not limited to, making or servicing loans and certain leases, providing certain data processing services, acting as a fiduciary or investment or financial advisor, providing discount brokerage services, underwriting bank eligible securities, and making investments designed to promote community welfare.

          Federal law imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve System and other affiliates (which includes any holding company of which such bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve System are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services. For example, the Banks may not generally require a customer to obtain other services from it or its company, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to its customer.

          Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support such subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under these provisions, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments, which qualify for capital under regulatory rules. Any loans by the bank holding company to such subsidiary banks are likely to be unsecured and subordinate to such bank's depositors and possibly to other creditors of such bank.

          The Gramm-Leach-Bliley Act of 1999, known as the Financial Services Modernization Act of 1999 ("GLBA"), became law on November 12, 1999 and became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

          To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the CRA.

          The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

          The implementation of the act will only serve to increase competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, the company does not intend to seek qualifications to enter into these additional financial services areas.

          THE BANK.

          GENERAL. As a national banking association, the Bank is supervised, regulated and regularly examined by the OCC. The Bank is also a member of the FDIC and, as such, deposits in the Bank are insured by the FDIC up to applicable limits. The operation of the Bank is subject to state and federal statutes applicable to national banks and the regulations of the OCC and the FDIC. Such statutes and regulations relate to required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations.

          The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the OCC, in connection with its regular examination of the Bank, to assess the Bank's record in meeting the credit needs of the communities served by the Bank, including low and moderate income neighborhoods.

          CAPITAL REQUIREMENTS. The OCC's minimum capital standards applicable to national banks require the most highly-rated institutions to meet a Tier 1 leverage capital ratio of at least 3.0% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The OCC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth.

          OCC capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized national banks will be subject to such administrative action as the FDIC and OCC deem necessary.

          Federal regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the federal regulators believe are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of Tier 2 capital are mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The OCC includes in its evaluation of a bank's capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank's interest rate risk exposure has been codified but, effective board and senior management oversight of the bank's tolerance for interest rate risk is required.

          The Bank is subject to the Federal Financial Institutions Examination Council's recommendation regarding the adoption of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available-for-sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

          OCC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weakness. The OCC capital regulations state that, where the OCC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified as substandard, doubtful or loss or otherwise criticized, the OCC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

          The Bank, following its initial stock offering, has, under the current regulations, sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

          PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") imposes a regulatory matrix that requires the Federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDICIA mandates that the institution be placed in receivership.

          Pursuant to regulations promulgated under the FDICIA, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDICIA, the banking agencies have developed a classification system, pursuant to which all banks and thrifts are placed into one of five categories as indicated below:

--------------------------------------------------------------------------------------------------------------------
                                                TOTAL
                                                RISK-BASED             TIER 1 RISK-
CAPITAL CATEGORY         TIER 1 CAPITAL         CAPITAL                BASED CAPITAL                OTHER
--------------------------------------------------------------------------------------------------------------------
Well-Capitalized         5% or more             10% or more            6% or more             Not subject to a
                                                                                              capital directive
--------------------------------------------------------------------------------------------------------------------

Adequately Capitalized   4% or more             8% or more             4% or more                      ___
--------------------------------------------------------------------------------------------------------------------

Under-capitalized        less than 4%           less than 8%           less than 4%                    ___
--------------------------------------------------------------------------------------------------------------------

Significantly            less than 3%           less than 6%           less than 3%                    ___
Under-capitalized
--------------------------------------------------------------------------------------------------------------------

Critically               2% or less                     ____                   ____                    ___
Under-capitalized        tangible equity
--------------------------------------------------------------------------------------------------------------------

          The undercapitalized, significantly undercapitalized and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions also apply to institutions in the lowest two categories.


         The downgrading of an institution's category is automatic in two situations: (a) whenever an otherwise well-capitalized institution is subject to any written capital order or directive; and (b) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

          All insured institutions regardless of their level of capitalization are prohibited by the FDICIA from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if, following the payment or distribution, the institution would be undercapitalized.

          FDIC INSURANCE ASSESSMENTS. The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund. The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. As of January, 1996, the highest-ranked institutions pay the statutory annual minimum of $2,000 for FDIC insurance. Rates for all other institutions have been reduced by four cents per $100, as well, leaving a premium range of 3 cents to 27 cents per $100.

          COMMUNITY REINVESTMENT ACT. On April 19, 1995, the Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (a) a Lending Test which compares the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low-and moderate-income areas or individuals; (b) a Services Test which evaluates the provision of services that promote the availability of credit to low-and moderate-income areas; and (c) an Investment Test, which evaluates an institution's record of investments in organizations designed to foster community development, such as investments that benefit low and moderate income areas or persons such as affordable housing and investments in revenue bonds specifically aimed at low and moderate income areas and persons. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996.

          FAIR LENDING. Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

          On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (a) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis; (b) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and (c) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

          FUTURE COMPLIANCE. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Bank may be affected by such statute or regulation.

          MONETARY POLICY. The earnings of the Bank are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal
Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

          LOANS-TO-ONE-BORROWER. The aggregate amount of loans that the Bank is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 15% of unimpaired capital and surplus or $500,000. Based on the Bank's current capitalization of $20,535,746 the Bank's loans-to-one borrower limit would be approximately $3,080,362. A new "pilot lending program" was approved by the OCC in November 2001. The aggregate amount of loans the Bank is permitted to make under this program to any one borrower, including related entities, is generally 25% of unimpaired capital and surplus. These loans consist of two categories which are (1) loans secured by nonfarm nonresidential  properties,  and (2) certain  commercial and  industrial  loans.
Based on the Bank's current capitalization of $20,535,746, the Bank's loan-to-one borrower limit would be approximately $5,133,937. This is a three year test program that expires September 2004. The purpose of this program is to allow national banks to match the loan limits of state chartered institutions.

          INTERSTATE BANKING. On September 29, 1994, the Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"). The provisions of the 1994 Act became fully effective on June 1, 1995, at which time eligible bank holding companies in any state were permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts and substantially all existing regional limitations on interstate acquisitions of banking organizations have been eliminated.

          The 1994 Act removed substantially all of the existing prohibitions on interstate branching by banks subject to certain state law conditions. In order for an out-of-state bank or bank holding company to establish a branch in Tennessee, the bank or bank holding company must purchase an existing bank, bank holding company, or branch of a bank in Tennessee which has been in existence for at least five years. DE NOVO interstate branching is not currently permitted under Tennessee law. The Bank is ineligible to be acquired by any bank or bank holding company, whether inter-or intrastate, until it becomes five years old.

          CHANGES IN CONTROL RESTRICTIONS. Federal law and regulation requires the consent of the OCC and the FDIC prior to any person or company acquiring "control" of a national bank. Upon acquiring control, a company will be deemed to be a bank holding company and must register with the Federal Reserve Board. Conclusive control is presumed to exist if, among other things, an individual or company acquires more than 25% of any class of voting stock of the Bank.

Rebuttable control is presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock and the issuer's securities are registered under Section 12 of the Exchange Act or the person would be the single largest shareholder. Restrictions applicable to the operations of a bank holding company and conditions that may be imposed by the Federal Reserve Board in connection with its approval of a company to become a bank holding company may deter companies from seeking to obtain control of the Bank.

          Tennessee law currently prohibits a bank from being acquired until it has been in existence for at least five years, except in certain limited circumstances.

          The Bylaws of the Bank limit any  shareholder's  ownership  to no more than five percent (5%) of its Common Stock except in certain limited circumstances and in connection with a sale, merger, consolidation or other corporate reorganization of the Bank.


ITEM 2.  DESCRIPTION OF PROPERTY

          The Bank currently operates from its main office in Sevierville, Tennessee and four branch offices located in Gatlinburg, Pigeon Forge, and Seymour, Tennessee. The main office is located at 300 East Main, Sevierville, Tennessee 37862 and contains approximately 24,000 square feet and is owned by the Bank.

          The first Gatlinburg branch was built in 1999 and is located at 960 E. Parkway. It contains approximately 4,800 square feet. The Bank leases the land at this location. The second Gatlinburg branch is a walk-up branch located at 745 Parkway, which lies in the heart of the tourist district. The Pigeon Forge branch contains approximately 3,800 square feet and is located at 3104 Teaster Lane, Pigeon Forge, Tennessee. The Seymour branch contains approximately 3,800 square feet and is located on Chapman Highway, Seymour, Tennessee.

          Construction of the fifth branch office, on land purchased by the Bank, was begun in late December 2002. This branch office will be located in the Kodak community of Sevierville on Highway 66 - Winfield Dunn Parkway, which is the main corridor from Interstate 40 into Sevier County. The branch will be centrally located between Interstate 40 and the downtown area of Sevierville, and is one of the fastest growing commercial areas in the county. It is anticipated the construction will be completed in June 2003.

          Also, approximately eleven acres were purchased in late December in Sevierville, and plans are currently being developed for an operation center that will be approximately 24,000 square feet. Construction is anticipated to begin during late spring or early summer of 2003, and should be completed in approximately twelve months.

          Management believes that the physical facilities maintained by the Bank are suitable for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, other than ordinary routine legal proceedings incidental to the business of the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no public market for the Company's shares which have been traded inactively in private transactions. Therefore, no reliable information is available as to trades of common stock or as to the prices at which common stock has traded. Management has reviewed the limited information available as to the ranges at which the Company's common stock has been sold. The following table sets forth the estimated price range for sales of common stock for each quarter of the last two years. The following data regarding the Company's common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock:

                                                                          Estimated Price Range
                                                                                Per Share
                                                                   --------------------------------------
2002:                                                                    HIGH                LOW
First Quarter.....................................................      $15.00              $15.00
Second Quarter....................................................       15.10               13.00
Third Quarter.....................................................       15.10               15.00
Fourth Quarter....................................................       15.00               14.00

2001:
First Quarter.....................................................      $15.00              $15.00
Second Quarter....................................................       15.00               15.00
Third Quarter.....................................................       15.00               15.00
Fourth Quarter....................................................       15.00               15.00

          As of the date of this filing, the Company has approximately 1,800 holders of record of its Common Stock (1,500 households). The Company has no other class of securities issued or outstanding.

         No dividends have been paid or proposed to be paid on the Company's shares. Federal Banking laws impose certain restrictions on the payment of cash dividends by the Bank and the Company. See "ITEM 1. BUSINESS - SUPERVISION AND REGULATION."

          The following table sets forth information relating to the Company's equity compensation plans as of December 31, 2002:

---------------------------------------------------------------------------------------------------------------------------

                      EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------------------
                                                                                                           Number of
                                                                                                           securities
                                                                                                           remaining
                                                               Number of                               future issuance
                                                            securities to be                              under equity
                                                               issued upon        Weighted-average        compensation
                                                               exercise of       exercise price of      plans (excluding
                                                               outstanding          outstanding            securities
                                                           options, warrants    options, warrants        reflected in
                                                               and rights            and rights              column
                                                                 (a)                  (b)                     (a))
----------------------------------------------------------- ------------------- ---------------------- --------------------
Equity compensation plans approved by
  security holders . . . . . . . . . . . . . . . . . . . .            132,965                 $10.00               84,915
----------------------------------------------------------- ------------------- ---------------------- --------------------
Equity compensation plans not approved by
  security  holders . . . . . . . . . . . . . . . . . . .            9,600(1)                 $10.00                  -0-
----------------------------------------------------------- ------------------- ---------------------- --------------------

          Total  .  . . . . . . . . . . . . . . . . . . .             142,565              1,425,650               84,915
----------------------------------------------------------- ------------------- ---------------------- --------------------

(1) Represent options granted to Ken Simonis, the former CFO of the Company, pursuant to a severance agreement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

         The following is a discussion of the Company's financial condition at December 31, 2002, and 2001, and the results of operations for the two-year period ended December 31, 2002. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations that are not otherwise apparent from the audited and interim financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this Report for an understanding of the following discussion and analysis. Since the Company conducts no activity other than holding stock in the Bank, the discussion focuses on the financial condition and results of operation of the Bank.

FORWARD-LOOKING STATEMENTS

         The following discussion contains certain forward-looking statements that are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, AND 2000

NET INCOME

         2002 COMPARED TO 2001. For the year ended December 31, 2002, the Bank recorded net income of $1,408,982. The increase in net income compared with 2001 was $263,413, or approximately 23%. The increase in net income in 2002 as compared with 2001 was primarily because of increases in interest-earning assets and liabilities which resulted in an increase in net interest income of $1,946,000, or approximately 39%. This net increase of $1,946,000 was offset by $1,683,000 increases in other expenses, netted with increases in noninterest income.

NET INTEREST INCOME

TABLE 1:  AVERAGE BALANCES, INTEREST INCOME, AND INTEREST EXPENSE

         The following table contains condensed average balance sheets for the years indicated. In addition, the amount of the Bank's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.

TABLE 1                                         ANALYSIS OF NET INTEREST INCOME
                                               FOR THE YEARS ENDED DECEMBER 31,

                                                              2002                                 2001
                                                 --------------------------------    ---------------------------------
                                                 Average      Income/     Yield/     Average      Income/      Yield/
                                                 Balance      Expense      Rate      Balance      Expense       Rate
                                                 --------     --------    -------    ---------    ---------    -------
                                                                        (DOLLARS IN THOUSANDS)
Assets:
Investment securities(1)   ..................   $  25,466  $   1,231     4.83%       20,028        1,223     6.11%
Unrealized gains on available for sale ......         281       --       --             270         --       --
securities
Federal funds sold ..........................       3,451         51     1.48%        7,187          259     3.60%
Loans (2) ...................................     122,177      9,231     7.56%       88,638        7,892     8.90%
Allowance for loan losses ...................      (1,234)      --       --            (741)        --       --
Cash and due from banks .....................       3,729       --       --           3,652         --       --
Other assets ................................      12,413       --       --           7,703         --       --
   Total ....................................     166,283       --       --         126,737         --       --
Total interest-earning assets ...............     151,375     10,513     6.95%      116,123        9,374     8.07%
Liabilities:
Noninterest-bearing demand deposits .........      21,046       --       --          15,720         --       --
Interest bearing demand  and savings deposits      57,465      1,066     1.86%       44,237        1,357     3.07%
Time deposits ...............................      69,432      2,392     3.45%       53,705        2,998     5.58%
   Total deposits ...........................     147,943       --       --         113,662         --       --
Other borrowings ............................       5,297        156     2.95%        1,466           53     3.62%
Other liabilities ...........................         780       --       --             569         --       --
Shareholders' equity ........................      12,263       --       --          11,040         --       --
   Total ....................................     166,283       --       --         126,737         --       --
Total interest-bearing liabilities ..........     132,194      3,614     2.73%       99,408        4,408     4.43%
Net interest income .........................        --        6,899     --            --          4,966     --
Net interest spread (3) .....................        --         --       4.22%         --           --       3.64%
Net interest margin (4) .....................        --         --       4.56%         --           --       4.28%

_____________________

(1) Income from investment securities has been reduced by $40,000 and $27,000 at December 31, 2002, and December 31, 2001, respectively. These amounts relate to the dividend income from Federal Reserve Bank and Federal Home Loan Bank stock. Due to regulatory accounting principles, this stock is included in the other assets category of the average balances.
(2)  Interest  income  from loans  includes  total fee  income of  approximately
     $989,000 and $788,000 for the years ended December 31, 2002 and 2001, respectively.
(3) Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

TABLE 2 - RATE AND VOLUME ANALYSIS

         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by current year volume); and a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                      2002 COMPARED TO 2001
                                                       INCREASE (DECREASE)
                                                        DUE TO CHANGE IN
                                            --------------------------------------
                                                RATE         VOLUME         TOTAL
                                            ----------    ----------    ----------
Income from interest-earning assets:
  Interest and fees on loans .............       $(1,637)       $ 2,976        $ 1,339
  Interest on securities    ..............          (325)           333              8
  Interest on Federal funds sold .........           (74)          (134)          (208)
          Total interest income ..........        (2,036)         3,175          1,139

Expense from interest-bearing liabilities:
  Interest on interest-bearing deposits ..          (695)           404           (291)
  Interest on time deposits ..............        (1,484)           878           (606)
          Interest on other borrowings ...           (35)           138            103
          Total interest expense .........        (2,214)         1,420           (794)
          Net interest income ............           178          1,755          1,933

     2002 COMPARED TO 2001. Net interest income increased by approximately $1,933,000 for the year ended December 31, 2002, or 39%. The increase in net interest income is due to an increase of $35.3 million in average interest-earning assets, an increase of

30%. During the same period, the increase in average interest-bearing liabilities was $32.8 million, an increase of 33%. The net interest margin increased during the year from 4.28% to 4.56%. The increase in the net interest margin reflects the volume of interest-earning assets that were originated in years prior to 2002, therefore, during 2002, the net interest margin reflects past interest rate environments, as well as the current rate environment. Additionally, competition for loans and deposits has a direct effect on the net interest margin. The overall yield on interest-earning assets decreased by 112 basis points to 6.95% in 2002, and the rate paid on interest-bearing liabilities decreased 170 basis points to 2.73%, resulting in a net increase in the interest rate spread of 58 basis points to 4.22%.

         The most significant increases in average interest-earning assets consisted of increases of $33 million and $5 million in total loans and investment securities, respectively, for the year ended December 31, 2002. The average rates paid on interest-earning assets has decreased moderately in 2002, as discussed previously. The most significant change was a 134 basis point decrease in the yield on loans in 2002.

         Average interest-bearing demand and savings deposits grew $13 million and average time deposits grew by $16 million for the year ended December 31, 2002. The average rate paid on these deposits in 2002 was 1.86% and 3.45%, down from 3.07% and 5.58%, respectively in 2001.

         The growth in average balances accounted for $1,761,000 of the net $1,946,000 increase in net interest income for the year ended December 31, 2002. The changes in yields and rates accounted for an increase of $185,000 in net interest income.

PROVISION FOR LOAN LOSSES

         For the year ended December 31, 2002, the provision for loan losses increased by $314,000 to $780,000, compared to $466,000 for the prior year. The increase in 2002 was based on management's evaluation of the overall allowance for loan losses which included a decrease in net charge-offs of $158,000. Due to a lack of historical charge off experience, and an increase in total loans in the amount of $44 million, management has continued to fund the allowance for loan losses with the intention of reaching a level comparable to peer banks.

         The provision for loan losses is based on management's evaluation of economic conditions, volume and composition of the loan portfolio, the historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and adjusts the level of the allowance for loan losses. At December 31, 2002, the allowance for loan losses was believed to be adequate to provide for potential losses in the loan portfolio.

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's loan committee on a quarterly basis.

         The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

         While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         Asset quality was somewhat static for the year ended December 31, 2002. Nonaccrual loans as a percentage of total loans increased from 0% to 0.11% during 2002. The ratio of nonperforming assets to total loans increased from 0.02% to 0.17% for the same period. At December 31, 2002, the allowance for loan losses as a percentage of total loans was 1.09% compared to 0.83% at December 31, 2001. The increase in the allowance for loan losses to total loans is reflective of the continued funding of the allowance for loan losses in order to achieve peer bank average levels.

         The allowance for loan losses at December 31, 2002, was approximately $1,595,000, a net increase of approximately $748,000 for the year. The net charge-offs decreased from approximately $190,000 in 2001 to approximately $32,000 in 2002, representing a net charge-off ratio of 0.03% compared to 0.21% in 2001. The allowance to nonaccruing loans was 1003% at December 31, 2002. There were no nonaccruing loans at December 31, 2001.

         The following table presents at the dates indicated the aggregate nonperforming loans for the following categories:

                                                                                       DECEMBER 31,
                                                                               -----------------------------
                                                                                   2002             2001
                                                                               -------------     -----------
                                                                                     (DOLLARS IN THOUSANDS)

Loans accounted for on a nonaccrual basis ......................................       $  159       $    0

Loans contractually past due ninety days or more as
   to interest or principal payments and still accruing ........................           46           35

Loans,  the terms of which have been  renegotiated  to  provide a  reduction  or deferral of interest or principal because of deterioration in the financial
   position of the borrower ....................................................            0            0

Loans now current about which there are serious
   doubts as to the ability of the borrower to comply
   with present loan repayment terms ...........................................        2,424          968

         The reduction in interest income associated with nonaccrual loans as of December 31, 2002 is as follows:

Interest income that would have been recorded on
   nonaccrual loans under original terms .......................................       $5,964
Interest income that was recorded
   on nonaccrual loans .........................................................       $3,311
        Reduction in interest income ...........................................       $2,653

COMMITMENTS AND LINES OF CREDIT

         In the ordinary course of business, the Bank has granted commitments to extend credit and standby letters of credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the loan committee. These commitments are recorded in the financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         Following is a summary of the commitments outstanding at December 31, 2002 and 2001.

                                     2002          2001
                                   ---------     --------
Commitments to extend credit       $26,535       $28,547
Standby letters of credit ..         1,694         1,579
    TOTALS .................       $28,229       $30,126

         Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans decreased by $1.05 million at December 31, 2002 compared to 2001. This decrease is due to the Bank's customers drawing down the balance of their unused commitments, and a stabilization in the amount of these types of loans being issued.

         The following table summarizes the allowance for loan losses for each year.

                                                                     DECEMBER 31,
                                                           ----------------------------------
                                                                 2002             2001
                                                           ---------------- -----------------
                                                                 (DOLLARS IN THOUSANDS)

Average balance of loans outstanding ....................       $122,177        $ 88,638
Balance of allowance for loan losses at beginning of year            847             571
Charge-offs:
   Real estate - mortgage ...............................             26              35
   Consumer .............................................             19              10
   Commercial ...........................................              0             146

Recoveries:
   Real estate - mortgage ...............................              0               0
   Consumer .............................................             13               1
   Commercial ...........................................              0               0

Net charge-offs .........................................             32             190
Additions to allowance charged to operations ............            780             466
Balance of allowance charged to operations ..............          1,595             847
Ratio of net loan charge-offs during the year to
   average loans outstanding during the year ............           1.31%           0.96%
         The following table summarizes the allocation of the allowance for loan losses to types of loans as of the indicated dates.


                                             YEAR ENDED DECEMBER 31,
                 --------------------------------------------------------------------------
                                  2002                                  2001
                 ------------------------------------ -------------------------------------
                                        PERCENT OF                              PERCENT OF
                                       LOANS IN EACH                           LOANS IN EACH
                                        CATEGORY TO                             CATEGORY TO
                        AMOUNT          TOTAL LOANS             AMOUNT          TOTAL LOANS
                 --------------- -------------------- ---------------- --------------------
                                                                   (DOLLARS IN THOUSANDS)
Commercial             $  7,587               5.18%            $  8,403               8.20%
Real estate             132,792              90.73%              89,047              86.94%
Consumer ..               5,989               4.09%               4,980               4.86%
                       $146,368             100.00%            $102,430             100.00%

OTHER INCOME

     2002 COMPARED TO 2001. Other income increased by approximately $607,000 in 2002, or 48%, compared to 2001. Deposit and service charge income increased by approximately $177,000 for the year ended December 31, 2002. This increase is due primarily to an increase of approximately $112,000 in NSF and overdraft fees.

OTHER EXPENSES

     2002 COMPARED TO 2001. Other expenses increased during 2002 by approximately $1,409,000 compared to the same period in 2001. Salaries and employee benefits increased by approximately $798,000 for the year. The increase in salaries and employee benefits includes normal increases in salaries, group insurance, payroll taxes, profit sharing and employee incentives along with increases directly related to an increased number of employees. The number of full-time equivalent employees increased by 20 to 91 as of December 31, 2002. Equipment and occupancy expenses combined increased by $322,000. The increase in equipment and occupancy expenses is related to the new branch which opened in Seymour, Tennessee, in Sevier County. Also, the addition of twenty employees added to the increase in expenses related to equipment.

BALANCE SHEET REVIEW

         2002 COMPARED TO 2001. Total average assets increased in 2002 by $37.5 million, or 29%. The most significant increase in assets came in the growth of the loan portfolio, which grew $33.5 million, or 38%. Total average interest-earning assets increased by $35.3 million, or 30% in 2002 as compared to 2001. Other average assets increased by $1.3 million in 2002 to $2.2 million. The increase in other assets consists primarily of the Bank's purchase of life insurance on key employees and directors which had a cash surrender value of $2,928,000 at December 31, 2002.

         Total average deposits increased by $34.3 million, or 30%, which, for the most part, funded the asset growth. Average non-interest-bearing demand deposits increased by $5.3 million, or 34%, average interest-bearing demand and savings increased by $13.2 million, or 30%, and average time deposits increased by $15.7 million, or 29%.

         Stockholders' equity increased by $1.5 million. This increase reflected net earnings of $1.4 million. Accumulated other comprehensive income represents the net unrealized gains on securities available-for-sale which increased during 2002 by $82,000 to $158,000, net of taxes.

SECURITIES PORTFOLIO

         The  carrying   amounts  of  securities  at  the  dates  indicated  are
summarized as follows:

                                              DECEMBER 31,
                          -----------------------------------------------------
                                           2002              2001
                          -------------------------  --------------------------
                                          (DOLLARS IN THOUSANDS)
U.S. Treasury and government
    agencies and corporations            $ 2,064            $19,072
Mortgage-backed securities ..            $22,560            $15,766


         The carrying amounts of securities in each category as of December 31, 2002, are shown in the following table according to maturity classifications.

                                               U.S. TREASURY AND
                                              GOVERNMENT AGENCIES
                                          AND CORPORATIONS, INCLUDING
                                          MORTGAGE-BACKED SECURITIES
                                         ------------------------------
                                                  CARRYING
                                                   AMOUNT
                                         ------------------------------
                                             (DOLLARS IN THOUSANDS)
One year or less .................               $    --

After one year through five years                    532
After five years through ten years                 1,532
After ten years ..................                22,560
                                                 $24,624

LOAN PORTFOLIO

         TYPES OF LOANS

         The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                  AT DECEMBER 31,
                                                 -----------------------------------------
                                                               2002                2001
                                                 ----------------------------------------
                                                       (DOLLARS IN THOUSANDS)

Commercial, financial, agricultural .............            $  7,542            $  8,403
Real estate - construction, development, vacation            $ 39,183            $ 24,060
Real estate - mortgage ..........................            $ 93,609            $ 64,987
Consumer and other ..............................            $  6,034            $  4,980

Less allowance for loan losses ..................            $  1,595            $    847
Loans, net ......................................            $144,773            $101,583

         MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

         Total loans as of December 31, 2002, are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                            (DOLLARS IN
MATURITY:                                    THOUSANDS)
                                          --------------
One year or less ................            $48,868
After one year through five years            $88,124
After five years ................            $11,218


DEPOSITS

         The average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                  2002                     2001
                                                    --------------------------------------------------------
                                                        AMOUNT         RATE          AMOUNT         RATE
                                                    ---------------------------- --------------- -----------
                                                                    (DOLLARS IN THOUSANDS)

Noninterest-bearing demand deposits ........            $ 21,046     0%            $ 15,720         0%
Interest-bearing demand and savings deposits            $ 57,465   1.86%           $ 44,237      3.07%
Time deposits ..............................            $ 69,432   3.45%           $ 53,705      5.58%
                                                        --------                   --------
                                                        $147,943                   $113,662
                                                        ========                   ========

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through 12 months, and (4) over 12 months.

                                               (DOLLARS IN
                                                THOUSANDS)

Three months or less ...............            $ 9,964
Over three months through six months            $16,629
Over six months through 12 months ..            $12,820
Over 12 months .....................            $ 6,308


LIQUIDITY

         Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs. The Bank manages its liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that the operations of the Bank are not interrupted. Sources of liquidity available to meet these needs include cash on deposit, federal funds, securities available for sale, maturities of securities, and principal payments on loans. Growth in the Bank's deposit base provides an additional source as does access to funds through relationships with correspondent banks. Liquidity needs at the Bank can also be met through loan participations sold to other financial institutions.

         At December 31, 2002, the liquidity position of the Bank was considered adequate and within guidelines set forth in the Bank's liquidity policy.

REGULATORY CAPITAL REQUIREMENTS

         The Bank is subject to minimum capital standards as set forth by federal bank regulatory agencies.

         The Bank's capital for regulatory purposes differs from the Bank's equity as determined under generally accepted accounting principles. Generally, "Tier 1" regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while "Tier 2" capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Bank's capital ratios and required minimums at December 31, 2002, are shown below:

                                                             MINIMUM
                                                           REGULATORY
                                                           REQUIREMENT           ACTUAL
                                                    ----------------------------------------------

Tier 1 capital to risk adjusted assets ............            4.00%             9.75%
Total capital to risk adjusted assets .............            8.00%            11.98%
Tier 1 leverage ratio (to average quarterly assets)            4.00%            13.00%

Total capital at the Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.

ASSET/LIABILITY MANAGEMENT

         It is the Bank's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers within the Bank are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.

         The Bank's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the Board of Directors and management's asset/liability committee on a quarterly basis. The objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Bank also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps"), which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

                        ANALYSIS OF INTEREST SENSITIVITY
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                 0 - 3          3 - 12           1 - 2            OVER 2
                                                MONTHS          MONTHS           YEARS             YEARS            TOTAL
                                             --------------  -------------- ----------------   --------------    -------------

Federal funds sold ........................       $ 10,225               $-               $-               $-        $ 10,225
Securities ................................          3,044            1,318             --             20,262          24,624
Loans (1) .................................         71,598           27,000           15,444           30,284         144,326
                                                  --------         --------         --------         --------        --------
              Total interest-earning assets       $ 84,867         $ 28,318         $ 15,444         $ 50,546        $179,175
                                                  --------         --------         --------         --------        --------
Interest-bearing liabilities:
     Interest-bearing demand deposits .....       $ 61,139               $-               $-               $-        $ 61,139
     Savings ..............................          3,262             --               --               --             3,262
     Time deposits ........................         20,297           51,594           10,693            3,930          86,514
     Other borrowings .....................          6,000             --               --               --             6,000
                                                  --------         --------         --------         --------        --------
              Total interest-bearing ......         90,698           51,594           10,693            3,930         156,915
                  liabilities
                                                  --------         --------         --------         --------        --------

Interest rate sensitivity gap .............       $ (5,836)        $(73,776)        $  4,751         $ 46,616        $ 22,260
                                                  ========         ========         ========         ========        ========

Cumulative interest rate sensitivity gap ..       $ (5,836)        $(29,112)        $(24,361)        $ 22,255
                                                                   ========         ========         ========

Interest rate sensitivity gap ratio .......          (6.88%)         (82.20%)          30.76%           92.22%
                                                                   ========         ========         ========

Cumulative interest rate sensitivity gap ..          (6.88%)         (25.72%)         (18.94%)          12.42%
ratio

__________________
(1) Includes nonaccrual loans.

         The above table summarizes interest-sensitive assets and liabilities for the Bank as of December 31, 2002. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.

         At December 31, 2002, the Bank's cumulative one-year interest rate sensitivity gap ratio was (14.27%). This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. The Bank's experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. The Bank has a base of core deposits consisting of interest bearing checking accounts and passbook savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

EFFECTS OF INFLATION

         The Bank's consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and operational results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear viable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Bank's volume of such activities and the income from the sale of residential mortgage loans in the secondary market.


ITEM 7.  FINANCIAL STATEMENTS

          The consolidated financial statements of the Company, including notes thereto, and the report of independent auditors are included in this Report beginning at page F-1 and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company has not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The information appearing under the heading "Election of Directors' and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "2003 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on May 6, 2003, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

          The information appearing under the heading "Compensation of Executive Officers and Directors" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information appearing under the caption "Certain Relationships and Transactions" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of or incorporated by reference in this report:

       EXHIBIT NO.        DESCRIPTION OF EXHIBIT

         2.1 Plan of Reorganization dated March 28, 2002, by and between the Registrant and Mountain National Bank (included as Exhibit
                  2.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2002 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

         2.2 Amendment to Plan of Reorganization dated July 1, 2002 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2002 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

         3.1      Charter  of  Incorporation  of  the  Registrant  (included  as
                  Exhibit 3.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2002 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

         3.2 Bylaws of the Registrant (included as Exhibit 3.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2002 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

         10.1     Stock Option Plan of the Registrant*

         10.2     Employment Agreement of Dwight B. Grizzell*

         10.3 Stock Option Agreement of Dwight B. Grizzell (assumed by Registrant)*

         21       Subsidiaries of the Registrant

         99.1     Certificate   of  CEO   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2002

         99.2     Certificate   of  CFO   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2002.

         * Denotes management contract or compensatory plan or arrangement.

         (b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2002.

ITEM 14.  CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures

         The Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), are effective. This conclusion was reached after an evaluation of these controls and procedures within 90 days of the filing of this Report.

         (b)      Changes in internal controls

         We are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after December 31, 2002.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOUNTAIN  NATIONAL  BANCSHARES,  INC.
                                        (Registrant)


                                   By:  /S/  DWIGHT  B.  GRIZZELL
                                         ---------------------------
                                        Dwight  B.  Grizzell
                                        President  and  Chief
                                        Executive  Officer
                                        Date:  March  28,  2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /S/ DWIGHT B. GRIZZELL                      Date:  March 28, 2003
---------------------------------------
Dwight B. Grizzell, President,
Chief Executive Officer and Director
[Principal Executive Officer]


       /S/ RICK HUBBS                              Date:  March 28, 2003
---------------------------------------
Rick Hubbs, Vice President and
Controller
[Principal Financial Officer and
Principal Accounting Officer]


       /S/ JAMES F. BOOKSTAFF                      Date:  March 28, 2003
----------------------------------------
James E. Bookstaff, Director


       /S/ GARY A. HELTON                          Date:  March 28, 2003
----------------------------------------
Gary A. Helton, Director


       /S/ BRUCE M. JOHNSON                        Date:  March 28, 2003
----------------------------------------
Bruce M. Johnson, Director

       /S/ CHARLIE R. JOHNSON                      Date:  March 28, 2003
----------------------------------------
Charlie R. Johnson, Director


       /S/ SAM L. LARGE                            Date:  March 28, 2003
----------------------------------------
Sam L. Large, Director


       /S/ JEFFREY J. MONSON                       Date:  March 28, 2003
----------------------------------------
Jeffrey J. Monson, Director


       /S/ LINDA N. OGLE                           Date:  March 28, 2003
----------------------------------------
Linda N. Ogle, Director


       /S/ MICHAEL C. OWNBY                        Date:  March 28, 2003
----------------------------------------
Michael C. Ownby, Director


       /S/ JOHN R. PARKER                          Date:  March 28, 2003
----------------------------------------
John R. Parker, Director


       /S/ RUTH REAMS                              Date:  March 28, 2003
----------------------------------------
Ruth Reams, Director


       /S/ BARBARA S. STEVENS                      Date:  March 28, 2003
----------------------------------------
Barbara S. Stevens, Director

                                  CERTIFICATION

I, Dwight B. Grizzell, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Mountain National Bancshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  Presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                                          /S/ DWIGHT B. GRIZZELL
                                                     Dwight B. Grizzell
                                                     Principal Executive Officer

                                  CERTIFICATION

I, Rick Hubbs, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Mountain National Bancshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  Presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                                          /S/ RICK HUBBS
                                                     Rick Hubbs
                                                     Principal Financial Officer

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2002

                                 C O N T E N T S






                                                                           PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-1

FINANCIAL STATEMENTS

    Consolidated balance sheets                                            F-2
    Consolidated statements of income                                      F-3
    Consolidated statements of changes in stockholders' equity             F-4
    Consolidated statements of cash flows                                  F-5
    Notes to consolidated financial statements                             F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Stockholders and Board of Directors
Mountain National Bancshares, Inc.
Sevierville, Tennessee

         We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain National Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Chattanooga, Tennessee
January 24, 2003


                                             MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                                                        CONSOLIDATED BALANCE SHEETS
                                                         December 31, 2002 and 2001


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  2002                        2001
                                                                        ------------------------ --------------------

                      ASSETS

Cash and due from banks                                                       $   4,944,524            $   4,464,946
Federal funds sold                                                               10,225,000                4,575,000
Securities available for sale                                                    24,624,148               34,837,673
Federal Home Loan Bank and
        Federal Reserve Bank stock, at cost                                         963,300                  712,462
Loans, net of allowance for loan losses                                         144,773,151              101,582,687
Premises and equipment                                                           10,409,935                8,169,217
Accrued interest receivable                                                         839,857                1,026,867
Cash surrender value of life insurance                                            2,928,248                     --
Other assets                                                                        375,681                  392,662
                                                                                    -------                  -------

               Total assets                                                   $ 200,083,844            $ 155,761,514
                                                                              =============            =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Noninterest-bearing demand deposits                                   $  24,973,285            $  19,364,225
        NOW accounts                                                              9,468,946                9,267,150
        Money market accounts                                                    51,670,265               52,875,051
        Savings accounts                                                          3,262,205                2,164,227
        Time deposits                                                            86,513,602               58,860,998
                                                                                 ----------               ----------

               Total deposits                                                   175,888,303              142,531,651

Securities sold under agreements to repurchase                                    1,999,637                1,293,203
Accrued interest payable                                                            316,715                  290,140
Note payable                                                                      6,000,000                     --
Federal Home Loan Bank advances                                                   2,000,000                     --
Other liabilities                                                                   866,436                  125,066
                                                                                    -------                  -------

               Total liabilities                                                187,071,091              144,240,060
                                                                                -----------              -----------

Stockholders' equity:
        Common stock, $1.00 par value; 2,400,000 shares
               authorized; 1,200,000 shares issued and outstanding                1,200,000                6,000,000
        Additional paid-in capital                                               10,800,000                6,000,000
        Retained earnings (deficit)                                                 854,345                 (554,637)
        Accumulated other comprehensive income                                      158,408                   76,091

               Total stockholders' equity                                        13,012,753               11,521,454
                                                                                 ----------               ----------

               Total liabilities and stockholders' equity                     $ 200,083,844            $ 155,761,514
                                                                              =============            =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                       MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                             Years Ended December 31, 2002 and 2001

--------------------------------------------------------------------------------------------------------------------------

                                                                           2002                   2001
                                                                   ---------------------------------------------

INTEREST INCOME
        Loans                                                          $ 9,231,073            $ 7,891,854
        Securities                                                       1,271,049              1,250,296
        Federal funds sold and deposits in other banks                      51,039                258,907
                                                                            ------                -------

                                                                        10,553,161              9,401,057

INTEREST EXPENSE                                                         3,614,476              4,408,103
                                                                         ---------              ---------

        Net interest income                                              6,938,685              4,992,954

Provision for loan losses                                                  779,945                465,608
                                                                           -------                -------

        Net interest income after provision for loan losses              6,158,740              4,527,346
                                                                         ---------              ---------

NONINTEREST INCOME
        Service charges, fees, and commissions                             830,036                652,780
        Other                                                            1,044,457                615,197
                                                                         ---------                -------

                                                                         1,874,493              1,267,977
                                                                         ---------              ---------

NONINTEREST EXPENSES
        Salaries and employee benefits                                   3,224,256              2,426,658
        Occupancy expenses                                                 454,420                402,818
        Other operating expenses                                         2,379,871              1,820,278
                                                                         ---------              ---------

                                                                         6,058,547              4,649,754
                                                                         ---------              ---------

        Income before income taxes                                       1,974,686              1,145,569

Income taxes                                                               565,704                   --
                                                                           -------

        Net income                                                     $ 1,408,982            $ 1,145,569
                                                                       ===========            ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Accumulated
                                                                   Total                     Additional      Retained     Other
                                                 Comprehensive  Stockholders'     Common      Paid-in        Earnings Comprehensive
                                                    Income         Equity          Stock      Capital        (Deficit)     Income
                                                 ----------------------------------------------------------------------------------

BALANCE, December 31, 2000 ....................                $ 10,363,674  $ 6,000,000   $  6,000,000  $ ( 1,700,206)  $   63,880

 Comprehensive income:

  Net income ..................................  $  1,145,569     1,145,569           --            --        1,145,569          --

 Other comprehensive income, net of tax:
     Unrealized holding gains on
       securities available for sale, net of
       reclassification adjustment ............        12,211        12,211           --            --             --       12,211
                                                       ------        ------        ------         ------        -------       ------

    Total comprehensive income ................  $  1,157,780
                                                 ============


BALANCE, December 31, 2001 ....................                  11,521,454     6,000,000      6,000,000      (554,637)    76,091

 Conversion of Mountain National Bank common
    stock to Mountain National Bancshares, Inc.
    common stock ..............................                          --    (4,800,000)     4,800,000          --             --

 Comprehensive income:

   Net income .................................  $  1,408,982     1,408,982           --            --        1,408,982          --

 Other comprehensive income, net of tax:
    Unrealized holding gains on
      securities available for sale, net of
      reclassification adjustment .............        82,317        82,317           --            --             --       82,317
                                                       ------        ------        ------         ------        -------       -----

    Total comprehensive income ................  $  1,491,299
                                                 ============


BALANCE, December 31, 2002 ....................                $ 13,012,753   $  1,200,000  $ 10,800,000    $   854,345  $  158,408
                                                               ============   ============  ============    ===========  ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                               MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Years Ended December 31, 2002 and 2001

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         2002            2001
                                                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income ..........................................................................   $  1,408,982    $  1,145,569
           Adjustments to reconcile net income to net cash
                     provided by operating activities:
                              Depreciation .....................................................        548,473         422,047
                              Net realized (gains) losses on securities ........................       (294,924)       (131,335)
                              Net amortization (accretion) on securities .......................        285,659          65,737
                              Provision for loan losses ........................................        779,945         465,608
                              Change in operating assets and liabilities:
                                          Accrued interest receivable ..........................        187,010        (259,956)
                                          Accrued interest payable .............................         26,575           2,061
                                          Other assets and liabilities .........................        682,241         (42,649)
                                                                                                        -------         -------

                                                       Net cash provided by operating activities      3,623,961       1,667,082
                                                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of securities available for sale ..........................................    (25,864,319)    (36,015,624)
           Purchases of Federal Home Loan Bank stock ...........................................       (250,838)       (358,462)
           Proceeds from sales, maturities, and calls
                     of securities available for sale ..........................................     36,219,877      16,315,079
           Net increase in loans ...............................................................    (43,970,410)    (31,774,556)
           Purchase of premises and equipment ..................................................     (2,794,379)     (1,002,536)

           Proceeds from sales of premises and equipment .......................................          2,600           1,150

           Purchase of bank-owned life insurance ...............................................     (2,900,000)           --
                                                                                                     ----------      -----------

                                                       Net cash used in investing activities ...    (39,557,469)    (52,834,949)
                                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net increase in deposits ............................................................     33,356,652      49,411,634

           Proceeds from issuance of note payable ..............................................      6,000,000            --

           Proceeds from Federal Home Loan Bank advances .......................................      2,000,000            --
           Net increase in securities sold under
             agreements to repurchase ..........................................................        706,434         197,573
                                                                                                        -------         -------

                                                       Net cash provided by financing activities     42,063,086      49,609,207
                                                                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS ....................................................................      6,129,578      (1,558,660)

CASH AND CASH EQUIVALENTS, beginning of year ...................................................      9,039,946      10,598,606
                                                                                                      ---------      ----------

CASH AND CASH EQUIVALENTS, end of year .........................................................   $ 15,169,524    $  9,039,946
                                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Cash paid during the year for interest ..............................................   $  2,924,663    $  3,829,884
           Cash paid during the year for taxes .................................................         48,134          45,852
                                                                                                         ======          ======

The Notes to Consolidated Financial Statements are an integral part of these statements.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
 ______________________________________________________________________________


Note 1.    Summary of Significant Accounting Policies

           On July 1, 2002, Mountain National Bank reorganized into a holding company structure with Mountain National Bancshares, Inc. (the Company) acquiring all of the outstanding common stock of Mountain National Bank (the Bank).

           The accounting and reporting policies of the Company and the Bank conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

           Nature of operations:

           Mountain National Bank provides a variety of financial services to individual and commercial customers through its branch offices in Sevier County, Tennessee. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial business loans, real estate loans, and installment loans.

           Principles of consolidation:

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Mountain National Bank. All material intercompany accounts have been eliminated in consolidation.

           Use of estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

           The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------

Note 1.    Summary of Significant Accounting Policies (continued)

           Use of estimates: (continued)

           In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

           Securities:

           Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

           Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at market value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

           Declines in the market value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their market value. The related write-downs are included in earnings as realized losses.

           Loans:

           Loans are stated at unpaid principal balances less the allowance for loan losses. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

           The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------


Note 1.    Summary of Significant Accounting Policies (continued)

           Allowance for loan losses:

           The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

           Premises and equipment:

           Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and the declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

           Other real estate owned:

           Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------


Note 1.    Summary of Significant Accounting Policies (continued)

           Income taxes:

           Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the basis of the allowance for loan losses, start up costs and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         Stock options:

          At December 31, 2002, the Company has an incentive and non-qualified stock option plan, which is more fully described in Note 14. The Company applies the recognition and measurement principles of
          Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the plan. No stock-based employee compensation expense is reflected in net income as all options granted under the plan, had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                     YEARS ENDED DECEMBER 31
                                                    -------------------------
                                                      2002             2001
                                                ------------      ------------


Net income, as reported ....................     $ 1,408,982      $ 1,145,569

Effect of stock-based employee compensation
  expense determined under fair value method
  for all awards, net of related tax effects         (30,283)         (45,520)
                                                ------------      ------------

Pro forma net income .......................     $ 1,378,699      $ 1,100,049
                                                ============      ============

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

Note 1.    Summary of Significant Accounting Policies (continued)

            Securities sold under agreements to repurchase:

            The  Bank  enters  into  sales of  securities  under  agreements  to
            repurchase   identical  securities  the  next  day.  The  securities
            underlying the agreements are book-entry securities.

            Statement of cash flows:

            The Bank considers all cash and amounts due from depository institutions, interest bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Note 2.    Securities

           Securities have been classified in the balance sheet according to management's intent as securities available for sale. The amortized cost and estimated market values of investment securities at December 31, 2002 and 2001, are as follows:

                                                             2002
                               -----------------------------------------------------------------
                                                    Gross              Gross
                                 Amortized        Unrealized         Unrealized         Market
                                    Cost             Gains              Losses          Value
                               ------------     ------------      ------------     -------------

U.S. Government securities     $    522,592     $      9,206      $       --        $    531,798

U.S. Government agencies .        1,520,314           12,341              --           1,532,655

Mortgage-backed securities       22,325,745          239,340            (5,390)       22,559,695
                               ------------     ------------      ------------     -------------

                               $ 24,368,651     $    260,887      $     (5,390)     $ 24,624,148
                               ============     ============      ============      ============

                                                             2001
                                ----------------------------------------------------------------
                                                     Gross             Gross
                                  Amortized       Unrealized         Unrealized         Market
                                     Cost            Gains              Losses           Value
                               ------------     ------------      ------------     -------------

U.S. Government agencies .     $ 18,971,752     $    147,864      $    (47,792)     $ 19,071,824

Mortgage-backed securities       15,743,191           88,212           (65,554)       15,765,849
                               ------------     ------------      ------------     -------------

                               $ 34,714,943     $    236,076      $   (113,346)     $ 34,837,673
                               ============     ============      ============      ============

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

Note 2.    Securities (continued)

          The scheduled maturities of securities available for sale at December 31, 2002, were as follows:

                                       Amortized          Market
                                         Cost             Value
                                      ----------      ----------

Due in one year or less ........     $      --       $      --
Due from one year to five years          522,592         531,798
Due from five years to ten years       1,520,314       1,532,655
Mortgage-backed securities .....      22,325,745      22,559,695
                                      ----------      ----------

                                     $24,368,651     $24,624,148
                                     ===========     ===========

          Proceeds from sales of securities and securities called prior to scheduled maturity were $30,798,046 for 2002 and $13,670,771 for 2001.
          Gross gains realized on those sales were $296,728 in 2002 and $131,335 in 2001. Gross losses realized on those sales were $1,804 in 2002.

          Securities with a book value of approximately $1,515,000 at December 31, 2002, were pledged to secure various deposits and securities sold under agreements to repurchase.


Note 3.    Loans and Allowance for Loan Losses

           A summary of transactions in the allowance for loan losses for the years ended December 31, 2002 and 2001, is as follows:

                                                  2002             2001
                                             -----------      ------------

Balance, beginning of year .............     $   846,699      $   571,000

  Provision charged to operating expense         779,945          465,608
  Loans charged-off ....................         (45,052)        (191,057)
  Recoveries of loans charged-off ......          13,364            1,148
                                             -----------      ------------

Balance, end of year ...................     $ 1,594,956      $   846,699
                                             ===========      ===========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------


Note 3.    Loans and Allowance for Loan Losses (continued)

           At December 31, 2002 and 2001, the Bank's loans consist of the following (in thousands):

                                                2002            2001
                                             ----------     ---------

Real estate loans                            $ 132,792      $  89,047
Commercial and industrial loans                  7,542          8,403
Loans to individuals for household,
  family and other consumer expenditures         5,989          4,980
Obligations of states and political
  subdivisions                                      45           --
                                             ----------     ---------

Total loans                                    146,368        102,430
Less:  Allowance for loan losses                (1,595)          (847)
                                             ----------     ---------

Net loans                                    $ 144,773      $ 101,583
                                             ==========      =========

           In the normal course of business, the Bank makes loans at prevailing interest rates and terms to directors and executive officers of the Bank. At December 31, 2002, loans to directors, executive officers and related entities totaled $4,505,923.

           The Bank's only significant concentration of credit at December 31, 2002, occurred in real estate loans, which totaled approximately $132,792,000. While real estate loans accounted for 91 percent of total loans, these loans were primarily residential mortgage loans, commercial loans secured by commercial properties and consumer loans. A minor portion of these loans were for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.

Note 4.    Premises and Equipment

         A summary of premises and equipment as of December 31, 2002 and 2001, is as follows:

                                             2002                 2001
                                           ----------          --------

Land ...............................     $  3,015,032      $  1,778,456
Buildings and leasehold improvements        5,879,156         4,903,808
Furniture, fixtures and equipment ..        2,593,168         2,147,336
Software ...........................          198,836           188,375
Transportation equipment ...........          130,053            21,097
                                              -------            ------

                                           11,816,245         9,039,072
Accumulated depreciation ...........       (1,406,310)         (869,855)
                                           ----------          --------

                                         $ 10,409,935      $  8,169,217
                                         ============      ============

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

Note 5.    Time Deposits

           The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002, was approximately $45,720,000.

            At December 31, 2002, the scheduled maturities of time deposits are as follows:


                             2003               $72,015,901
                             2004                10,708,973
                             2005                 1,852,816
                             2006                   875,567
                             2007                 1,060,345
                                                -----------

                                                $86,513,602
                                                ===========

Note 6.    Federal Home Loan Bank Advances

           The Bank has an agreement with the Federal Home Loan Bank (FHLB) that can provide short-term and long-term funding to the Bank in an amount up to $7,843,500. The Bank's portfolio of one to four single-family mortgages has been pledged as collateral for this advance based upon an agreement to maintain a collateral to loan ratio of 135%.

           At December 31, 2002, FHLB advances consisted of a short-term advance in the amount of $2,000,000 bearing interest at 1.4% and maturing March 13, 2003.

Note 7.    Note Payable

           On August 30, 2002, the Company obtained a loan of $6,000,000 from a correspondent bank to be used to infuse new capital into Mountain National Bank. Interest on the note is payable quarterly at the prime rate less .50% and the note matures on September 30, 2004. All of the Company's common stock in Mountain National Bank is pledged as collateral on the loan. The note agreement contains various financial ratios and restrictive covenants including restrictions on further borrowings, classified assets, and payment of dividends. At December 31, 2002, the Company was in compliance with all financial ratios and covenants.

Note 8.    Leases

            The Bank is leasing the land on which its Gatlinburg branch is located under a noncancelable lease agreement that expires in 2013. This lease agreement contains renewal options for twelve additional five-year terms.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

Note 8.    Leases (continued)

           In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and property on which it has placed automated teller machines. These leases expire at various dates through 2010 and contain various renewal options. The leases for the automated teller machines require base rental payments plus contingent rentals based on usage. Total rental expense under all operating leases was $113,816 (including contingent rentals of $17,595) in 2002 and $107,551 (including contingent rentals of $12,751) in 2001.

           The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002.

                          2003               $ 95,535
                          2004                 90,817
                          2005                 94,838
                          2006                 99,978
                          2007                101,379
                       Thereafter             414,881
                                             --------
                                             $897,428
                                             ========


Note 9.    Employee Benefit Plan

           The Bank maintains a salary reduction/profit sharing plan (Plan) under the provisions of Section 401(k) of the Internal Revenue Code. All employees may participate in the Plan after having completed six months of service and reaching 21 years of age. Employees who participate may contribute up to 15 percent of annual compensation not to exceed the maximum prescribed by the Internal Revenue Code. The Plan provides for discretionary contributions by the Bank not to exceed 6 percent of the participant's annual compensation. The Bank's contribution to the Plan was $42,820 and $6,453 for the years ended December 31, 2002 and 2001, respectively.

Note 10.   Financial Instruments With Off-Balance-Sheet Risk

           The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various commitments to extend credit and standby letters of credit. These instruments expose the Bank to varying degrees of credit and interest rate risk in excess of the amount recognized in the accompanying balance sheet. To manage this risk, the Bank uses the same management policies and procedures for financial instruments with off-balance-sheet risk as it does for financial instruments whose risk is reflected on the balance sheet.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------

Note 10.   Financial Instruments With Off-Balance-Sheet Risk (continued)

           The credit risk of all financial instruments varies based on many factors, including the value of collateral held and other security arrangements. To mitigate credit risk, the Bank generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the customer's creditworthiness. The amount and type of collateral held to reduce credit risk vary, but may include real estate, machinery, equipment, inventory, and accounts receivable as well as cash on deposit, stocks, bonds, and other marketable securities that are generally held in the Bank's possession. This collateral is valued and inspected on a regular basis to ensure both its existence and adequacy. The Bank requests additional collateral when appropriate.

           At December 31, 2002, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $28,229,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

Note 11.   Income Taxes

           The Company files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the Bank's allocated portion of the consolidated tax liability is computed as if the Bank were reporting its income and expenses to the taxing authorities as a separate entity.

           The provision for income taxes in the statements of income for the years ended December 31, 2002 and 2001, includes the following:

                                                    2002         2001
                                                 ----------   -----------

Current tax expense                              $ 734,400    $ 348,200

Tax benefit of tax operating loss carryforward
  realized (reduction in deferred tax asset
  valuation allowance)                             (194,800)    (440,400)

Deferred income taxes related to:
  Depreciation                                      122,100       72,100
  Allowance for loan losses                        (132,400)     (20,400)
  Amortization                                       52,800       52,300
  Other                                             (16,396)     (11,800)
                                                 ----------   -----------

Total tax expense                                 $ 565,704    $    --
                                                 ==========    ==========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------


Note 11.   Income Taxes (continued)

           The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. The reasons for this difference are as follows:

                                                      2002          2001
                                                 ----------   -----------


Expected tax at statutory rates                    $ 671,400    $ 389,500

Increase (decrease resulting from tax effect of:
  State income taxes, net or related federal
   income tax benefit                                 62,200       45,900

  Tax benefit of tax operating loss carryforward
   realized (reduction in deferred tax asset
   valuation allowance)                             (194,800)    (440,400)

  Other                                               26,904        5,000
                                                  ----------   -----------

Total tax expense                                  $ 565,704    $    --
                                                  ==========   ===========
           As of December 31, 2002, deferred tax assets recognized for deductible temporary differences totaled approximately $273,900 and deferred tax liabilities for taxable temporary differences totaled approximately $282,600.

Note 12.   Fair Value of Financial Instruments

            Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature; involve uncertainties and matters of judgment; and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

           Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

Note 12.   Fair Value of Financial Instruments (continued)

           Cash and cash equivalents:

           For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

           Securities:

            The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The carrying value of the Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Reserve Bank and Federal Home Loan Bank.

           Loans:

            The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates, adjusted for credit risk and servicing costs. The estimate of maturity is based on historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

           Cash surrender value of life insurance:

           For cash surrender value of life insurance, the carrying amount is a reasonable estimate of fair value.

           Deposits:

           The fair value of deposits with no stated maturity, such as demand deposits and NOW, money market, and savings accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

           Securities sold under agreements to repurchase:

           For securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value.

           Note payable:

           For the note payable to a financial institution with a floating interest rate tied to the prime rate, the carrying amount is considered a reasonable estimate of fair value.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------



Note 12. Fair Value of Financial Instruments (continued)

           Federal Home Loan Bank advances:

           For short-term Federal Home Loan Bank advances, the carrying amount is considered a reasonable estimate of fair value.

           The carrying amount and estimated fair value of the Bank's financial instruments at December 31, 2002 and 2001, are as follows (in thousands):

                                                    2002                 2001
                                             --------------------- ----------------------
                                                         Estimated              Estimated
                                              Carrying     Fair    Carrying       Fair
                                               Amount      Value    Amount        Value
                                            ---------- ----------- ---------- ------------
Assets:
    Cash and cash equivalents ............   $ 15,170   $ 15,170   $  9,040   $  9,040
    Securities ...........................     24,624     24,624     34,838     34,838
    Federal Home Loan Bank and
      Federal Reserve Bank stock .........        963        963        712        712
    Net loans ............................    144,773    148,001    101,583    103,260
    Cash surrender value of life insurance      2,928      2,928       --         --

Liabilities:
    Noninterest-bearing demand deposits ..     24,973     24,973     19,364     19,364
    NOW accounts .........................      9,469      9,469      9,267      9,267
    Savings and money market accounts ....     54,932     54,932     55,039     55,039
    Time deposits ........................     86,514     87,434     58,861     59,488
    Note payable .........................      6,000      6,000       --         --
    Federal Home Loan Bank advances ......      2,000      2,000       --         --
    Securities sold under agreements
      to repurchase ......................      2,000      2,000      1,293      1,293

Note 13.   Regulatory Matters

            The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------

Note 13.   Regulatory Matters (continued)

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's prompt corrective action category.

            The Bank's actual capital amounts and ratios are also presented in the table below. Dollar amounts are presented in thousands.

                                                                                                  For Capital
                                                                 Actual                       Adequacy Purposes
                                                             ---------------------        -------------------------
                                                              Amount       Ratio             Amount        Ratio
                                                             --------- -----------        ------------ ------------

       As of December 31, 2002:
        Total capital
           (to risk-weighted assets)                           $20,377     13.00%             $12,392       8.00%
        Tier I capital
           (to risk-weighted assets)                            18,782     11.98%               6,196       4.00%
       Tier I capital
           (to average assets)                                  18,782      9.75%               7,704       4.00%

      As of December 31, 2001:
       Total capital
           (to risk-weighted assets)                            12,292     11.02%               8,923       8.00%
       Tier I capital
           (to risk-weighted assets)                            11,445      10.26%              4,461       4.00%
       Tier I capital
           (to average assets)                                  11,445      7.79%               5,875       4.00%

Note 14.      Stock Options
              The Bank has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The purchase price shall not be less than 100 percent of the fair market value of the common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 250,000.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



Note 14.      Stock Options (continued)
              During 1999, the Company granted to key officers and employees incentive stock options to purchase 150,000 shares of the Bank's common stock at $10.00 per share. Such option agreements provide that the Bank must meet certain performance goals before any of the options are exercisable. Once the performance goals have been met, the options will become vested in equal amounts over periods of five to six years. If not exercised, such options will expire by December 2008.

              In addition, the Company has granted to non-employee organizers of the Bank non-qualified stock options to purchase 53,485 shares of the Bank's common stock at $10.00 per share. Such option agreements vest equally over three years beginning in 1999. A summary of activity in the Company's stock option plan for the years ended December 31, 2002 and 2001, is as follows:

                                                              Outstanding Options               Exercisable Options
                                                          ---------------------------- --------------------------------
                                                             Weighted                        Weighted
                                                              Average          Number      Average Exercise  Number
                                                           Exercise Price   Of Shares          Price         of Shares
                                                           --------------- ----------- -------------------- -----------

                Shares outstanding, December 31, 2000         $10.00          203,485         $10.00          35,644

                  Stock options granted                          -             -                 -            -
                  Stock options vested during the year           -             -               10.00          45,841
                                                                            ----------                      -----------
                Shares outstanding, December 31, 2001          10.00          203,485          10.00          81,485

                  Stock options rescinded                      10.00          (38,400)           -            -
                  Stock options granted                          -             -                 -            -
                  Stock options vested during the year           -             -               10.00          18,400
                                                                            ----------                      -----------

                Shares outstanding, December 31, 2002          10.00          165,085          10.00          99,885
                                                                             ===========                     ==========

At December 31, 2002, the exercise price of all options was $10. The remaining contractual life of outstanding options issued under this stock plan was 5.69 years.

               MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------


Note 15.      Other Comprehensive Income
              Other comprehensive income consists of unrealized gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2002 and 2001, is as follows:


                                                                    Before Tax            Tax            Net Of Tax
                                                                      Amount            Expense            Amount
                                                                -----------------    ---------------   ---------------

           Year ended December 31, 2002:
            Unrealized holding gains and losses
              arising during the period                              $427,693           $(162,523)          $265,170

            Less reclassification adjustment for
              gains realized in net income                            294,924            (112,071)           182,853
                                                                -----------------    ---------------   ---------------

                                                                     $132,769           $ (50,452)           $82,317
                                                                =================     ==============    ==============

           Year ended December 31, 2001:
             Unrealized holding gains and losses
              arising during the period                              $151,017          $  (57,326)         $  93,691
             Less reclassification adjustment for
              gains realized in net income                            131,335             (49,855)            81,480
                                                                -----------------    ---------------   ---------------

                                                                    $  19,682          $   (7,471)         $  12,211
                                                                =================     ==============    ==============

Note 16.      Liquidity and Capital Resources

              The Company's primary source of funds is the receipt of dividends from it's subsidiary bank. Banking regulators limit the amount of dividends that the Bank may pay without prior approval of the Bank's regulatory agency. It is management's intent to limit the amount of dividends paid in order to maintain compliance with capital guidelines and to maintain a strong capital position in the Bank.