Form 10QSB
period 2003-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2003-05-15
CIK 1177070

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter period ended March 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _______________

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

                                       N/A

               Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ___

There were 1,200,000 shares of Common Stock outstanding as of May 1, 2003.

Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                               ___     ___

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS
                                -----------------


ITEM                                                                                            PAGE
NUMBER                                                                                         NUMBER
------                                                                                         ------
                                      PART I - FINANCIAL INFORMATION

     1.    Financial Statements.............................................................     1

     2.    Management's Discussion and Analysis or Plan of Operation........................     5

     3.    Controls and Procedures..........................................................    10

                                       PART II - OTHER INFORMATION

     1.    Legal Proceedings................................................................    11

     2.    Changes in Securities and Use of Proceeds........................................    11

     3.    Defaults Upon Senior Securities..................................................    11

     4.    Submission of Matters to a Vote of Security Holders..............................    11

     5.    Other Information................................................................    11

     6.    Exhibits and Reports on Form 8-K.................................................    11

           Signatures.......................................................................    13

                                          PART I - FINANCIAL INFORMATION
                                          ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003

------------------------------------------------------------------------------------
ASSETS
------

      Cash and due from banks                                          $   4,669,562
      Securities available for sale                                       26,524,692
      Loans, gross                                                       153,374,581
           Less:  allowance for loan losses                               (1,762,615)
                                                                       -------------
            Total loans, net                                             151,611,966
                                                                       -------------

      Premises and equipment, net                                         10,700,217
      Other assets                                                         5,648,243
                                                                       -------------

            TOTAL ASSETS                                               $ 199,154,680
                                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

      Deposits:
         Non-interest bearing                                          $  23,193,863
         Interest bearing                                                151,909,328
                                                                       -------------
         Total deposits                                                  175,103,191

      Fed funds purchased and repurchase agreements                        3,858,896

      Other borrowed funds                                                 6,000,000
      Other liabilities                                                      920,833
                                                                       -------------

            TOTAL LIABILITIES                                            185,882,920
                                                                       -------------

      Stockholders' Equity:
         Common stock                                                      1,200,000
         Surplus                                                          10,800,000
         Retained earnings                                                 1,147,086
         Unrealized gain on marketable equity securities                     124,674
                                                                       -------------

            TOTAL STOCKHOLDERS' EQUITY                                    13,271,760
                                                                       -------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY                                                $ 199,154,680
                                                                       =============

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2003         2002
                                                        ------        -----
INTEREST INCOME:

     Loans                                           $2,574,284    $2,154,895

     Securities                                         217,769       379,673

     Federal funds sold and other interest income        16,663           374
                                                     ----------    ----------
         Total interest income                        2,808,716     2,534,942
                                                     ----------    ----------
INTEREST EXPENSE:

     Interest on deposits                               851,842       820,332

     Interest on short term borrowings                   65,933        23,337
                                                     ----------    ----------
         Total interest expense                         917,775       843,669
                                                     ----------    ----------
         Net interest income                          1,890,941     1,691,273

Provision for loan losses                               195,000       194,945
                                                     ----------    ----------
         Net interest income after
             provision for loan losses                1,695,941     1,496,328
                                                     ----------    ----------
NONINTEREST INCOME

     Deposit service charges and fees                   198,585       187,737

     Other fees and commissions                         230,091       149,152
                                                     ----------    ----------
             Total noninterest income                   428,676       336,889
                                                     ----------    ----------
NONINTEREST EXPENSES

     Salaries and employee benefits                     935,456       751,966

     Occupancy expenses                                 286,539       252,173

     Marketing and community relations                   32,791        56,263

     Printing and supplies                               40,519        41,803

     Other operating expenses                           362,377       311,321
                                                     ----------    ----------
             Total noninterest expenses               1,657,682     1,413,526
                                                     ----------    ----------
         Income before income taxes                     466,935       419,691

Income taxes                                            174,194        16,085
                                                     ----------    ----------
         Net income                                  $  292,741    $  403,606
                                                     ==========    ==========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 2003 and 2002

-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Accumulated
                                                           Total                                                      Other
                                        Comprehensive  Stockholders'      Common                      Undivided   Comprehensive
                                            Income        Equity           Stock        Surplus        Profits       Income
                                           ----------------------------------------------------------------------------------
BALANCE, January 1, 2002                                $11,521,232      6,000,000      6,000,000      (554,860)       76,092

   Comprehensive income:

     Net income                            $403,606         403,606           --             --         403,606          --

     Other comprehensive income:
       Unrealized holding gains
       (losses)
       on securities available for
       sale, net of related tax effect      159,005)       (159,005)          --             --            --        (159,005)
                                           --------     -----------     ----------    -----------    ----------     ---------

     Total comprehensive income            $244,601
                                           ========

BALANCE, March 31, 2002                                 $11,765,833     $6,000,000    $ 6,000,000    $ (151,254)    $ (82,913)
                                                        ===========     ==========    ===========    ==========     =========

BALANCE, January 1, 2003                                $13,012,753     $1,200,000    $10,800,000    $  854,345     $ 158,408

   Comprehensive income:

     Net income                            $292,741         292,741           --             --         292,741          --

     Other comprehensive income:
       Unrealized holding gains
       (losses)
       on securities available for
       sale, net of related tax effects     (33,734)        (33,734)          --             --            --         (33,734)
                                           --------     -----------     ----------    -----------    ----------     ---------

     Total comprehensive income            $259,007
                                           ========

BALANCE, March 31, 2003                                 $13,271,760     $1,200,000    $10,800,000    $1,147,086     $ 124,674
                                                        ===========     ==========    ===========    ==========     =========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2003             2002
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                         $    292,741      $    403,606
     Adjustments to reconcile net loss to net cash used in
        operating activities:

        Depreciation                                                          74,140           120,614

        Net realized (gains) losses on securities                             (3,356)           (7,499)

        Net amortization (accretion) on securities                           167,135            84,509

        Provision for loan losses                                            165,000           194,945

     Change in operating assets and liabilities:

        Accrued interest receivable                                         (109,790)            1,374

        Accrued interest payable                                              22,545           (12,565)

        Other assets and liabilities                                        (716,230)         (129,757)
                                                                        ------------      ------------
           Net cash provided in operating activities                        (107,815)          655,227
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Net sales / calls (purchases) of securities available for sale       (2,098,057)       10,633,474

     Net increase in loans                                                (7,006,474)      (11,445,230)

     Net loan charge-off's                                                     2,659           (30,606)

     Purchase of premises and equipment                                     (364,422)         (240,545)
                                                                        ------------      ------------
           Net cash used in investing activities                          (9,466,294)       (1,082,907)
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Net decrease in deposits                                               (785,112)       (6,388,856)

     Decrease in other borrowings                                           (140,741)          671,149
                                                                        ------------      ------------
           Net cash (used) / provided in financing activities               (925,853)       (5,717,707)
                                                                        ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (10,499,962)       (6,145,387)

CASH AND CASH EQUIVALENTS, beginning of year                              15,169,524         8,890,169
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                $  4,669,562      $  2,744,782
                                                                        ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid during the period for interest                        $    940,320      $    856,234
                                                                        ============      ============
        Cash paid for taxes                                             $    425,352      $     16,085
                                                                        ============      ============

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                 For the Three-month Period Ended March 31, 2003
--------------------------------------------------------------------------------

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

On July 1, 2002, Mountain National Bank reorganized into a holding company structure with Mountain National Bancshares, Inc. acquiring 100% of the common stock of Mountain National Bank (the "Bank"). By virtue of the reorganization, Mountain National Bancshares, Inc. (the "Company") became the successor issuer of Mountain National Bank pursuant to Rule 12g-3 of the Exchange Act of 1934. Consequently, financial information pertaining to periods prior to July 1, 2002 are for the Bank on a stand-alone basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The following pages contain the Company's management's discussion and analysis of the financial condition and results of operations for the first quarter of 2003, including comparisons with the prior year's results and trends. Effective July 1, 2002, the Company acquired 100% of the common stock of its sole banking subsidiary, Mountain National Bank (the "Bank"), pursuant to a reorganization whereby the Bank's shareholders exchanged their shares in the Bank for an equal number of shares in the Company. Therefore, financial information for periods prior to June 30, 2002, are for the Bank on a stand-alone basis. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1.

MANAGEMENT'S FINANCIAL REVIEW
-----------------------------

INTRODUCTIONS
-------------

     To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the first quarter of 2003. Comparisons of financial data for both 2003 and 2002 are presented to illustrate significant changes in performance and the possible results of trends developed from that historical financial data. This discussion should be read in conjunction with the Company's financial statements and notes thereto, which are included under Item 1.

OVERVIEW
--------

     The Company reported a profit of $292,741 for the first quarter of 2003, versus a net profit of $403,606 for the corresponding period in 2002. After just 18 months, and after the opening of four locations in its first 12 months, the Bank began to report monthly net earnings in May 2000. That trend has continued each quarter since the second quarter of 2000. Earnings per share decreased to $0.24 in the first quarter of 2003 versus $0.34 in the first quarter of 2002. The Bank began recording a provision for federal and state income taxes during the second quarter of 2002.

BALANCE SHEET ANALYSIS
----------------------

     During the first quarter of 2003 the Company's assets increased by 33% over the prior year to end the quarter at $199 million. Loans comprise the largest component of the Bank's earning assets. Those loans, which stand at $153 million at March 31, 2003, increased 35% or $39 million from the prior year. Loan growth in the first quarter of 2003 was primarily in real estate loans, including commercial and residential loans. During the first quarter of 2003 the Bank's yield on its entire loan portfolio was 6.0% compared to 7.2% in 2002.

     As loans represent the largest component of the Bank's earning assets (85% at March 31, 2003), the interest income and fees earned on loans are the largest contributing component of net interest income and the Bank's margin. Total earning assets, as a percent of total assets, decreased to 90% at March 31, 2003, from 92% the prior year. The decrease in the percentage of total earning assets to total assets was the result of the purchase by the Bank of approximately $3 million of bank owned life insurance (BOLI). Although this product earns a tax free return of 5.50%, it is listed as a non-earning asset due to the fact it is an insurance product rather than an investment. BOLI is used to insure certain of the Bank's key personnel in order to minimize the economic effect the Bank would suffer due to the unexpected death of a key employee.

     At March 31, 2003, the Bank's investment securities portfolio totaled $27 million, up from $24 million at March 31, 2002. One hundred percent of these investments were comprised of U.S. Government Agency Securities. In addition, 100% of the Bank's investment portfolio is classified as available for sale. The Bank's securities portfolio is the second largest component of the Bank's earning assets, representing 13% of the total assets at quarter-end. As an integral component of asset/liability strategy, the Bank manages the investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The portfolio is also used to meet pledging requirements for deposits and borrowings. The average yield on the portfolio has been 3.4% for 2003 versus 5.1% in 2002.

     Asset growth during the first quarter of 2003 was funded by a $39 million or 29% increase in deposits. This continued significant deposit performance during the period was, as mentioned earlier, attributable to the strong local economy, and the addition of the new branch in Seymour during the second quarter of 2002.

     A detailed composition of the Bank's deposit base as compared to March 31, 2002 follows:

                                               (in thousands)
                                                   MARCH 31,              %
                                              2003          2002       CHANGE
                                              ----          ----       ------
Non-Interest bearing accounts               23,194        17,729         31%

NOW Accounts                                 9,666         7,240         34%

Money Market Accounts                       49,146        43,709         12%

Savings Accounts                             3,684         2,375         55%

Certificates of Deposits                    82,860        60,691         37%

Individual Retirement Accounts               6,553         4,399         49%

                TOTAL DEPOSITS             175,103       136,143         29%

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

     The average cost of interest-bearing deposits for the first quarter of 2003 was 2.3%, down from 2.9% for 2002.

     Additionally, the liability for customer repurchase agreements increased to $1.8 million at first quarter-end 2003, up 15% from the prior year.

     Capital adequacy is important to the continued soundness and growth of the Bank. During the first quarter of 2003, even with its growth in assets, it still achieved a capital rating of well capitalized, as measured by the Bank's federal regulators. The Company obtained a loan in the amount of $6 million which was given to the Bank in the form of additional paid-in capital. This capital increase for the Bank contributed to the increase in the capital ratio of the Bank to a level sufficient to maintain a well-capitalized rating for the next one and one-half to two years. It is expected future net earnings will be sufficient to maintain the well-capitalized rating thereafter. Very favorable terms were received by the Company when the loan was obtained, and the debt service requirements will not negatively impact expected future earnings. This loan is secured by all of the common stock of the Bank.

INCOME STATEMENT ANALYSIS
-------------------------

     The Company's income before tax for the first quarter of 2003 was $466,935, which represents an increase of $47,244 over the first quarter of 2002's income before tax of $419,691. The following schedule illustrates our improvement in quarterly earnings:

                                    2001              2002             2003
                                    ----              ----             ----
     First Quarter                $123,474          $403,606         $292,741

     Second Quarter                306,719           306,401

     Third Quarter                 310,204           324,313

     Fourth Quarter                405,172           374,662
                                ----------        ----------         --------
     Annual Total               $1,145,569        $1,408,982         $
                                ==========        ==========         =

     Net income for the first quarter of 2003 was reduced due to the recognition of income taxes in the amount of $174,194. There was not a provision for income taxes recorded during the first quarter of 2001, and the provision for income taxes for the first quarter of 2002 was $16,085. The Bank did not completely utilize the net operating losses available until the second quarter of 2002. The following condensed statements of income for the first quarters of 2003 and 2002 reflect the key areas of change in relative dollars and percentage increase.

                                                 (in thousands)            %
                                                2003       2002         CHANGE
                                                ----       ----
     Net Interest Income*                      $1,891     $1,691          12%

     Provision for Loan Losses                   (195)      (195)          0%

     Non-Interest Income                          429        337          27%

     Operating Expenses                        (1,658)    (1,414)         17%

             Net income (loss) before
             Income tax provision                 467        420          11%


     * Net interest income is the difference between the interest income received on the Bank's earning assets and the interest expense paid on its deposits and borrowings.

     As the schedule above points out, the improved earnings condition was due principally to higher levels of net earning assets (which create more net interest income) and reduced increases in operating expenses. The following analysis will explain, in more detail, the specific changes in each income statement component outlined above.

NET INTEREST INCOME
-------------------

     Net interest income increased by $199,668 or 12% in the first quarter of 2003, over the corresponding period for 2002. Continued strong growth in loans (see balance sheet analysis) contributed to higher averages of outstandings of those earning assets and at higher yields than were paid on interest-bearing deposits and borrowings. However, loan yields were somewhat lower than expected as the national economy declined in 2002 and into 2003 and market interest rates were lowered to spur future economic growth. Loan yields are expected to continue to decrease during the next six to twelve months due to the reduction of the prime rate by the

Federal Reserve Board. This reduction creates pressure for the Bank to continue to reduce its rate charged to customers for their loans.

NET INTEREST MARGIN
-------------------

     The Bank's margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 3.63% in the first quarter of 2003 versus 4.19% the same period for 2002. Due to the Bank's interest bearing liabilities repricing more slowly than its interest earning assets, the Bank's margin has decreased from 2002 levels. It is anticipated the Bank's expense of interest bearing liabilities will reduce more rapidly during the second and third quarters of 2003 than will the income from its interest earning assets. The net margin should begin to increase due to this difference in the rate of change. The anticipated continued growth of non-interest bearing funds (capital and demand deposits) will also have a positive impact on the margin in 2003.

PROVISION FOR LOAN LOSSES/ASSET QUALITY
---------------------------------------

     The Bank's provision for loan losses remained constant at $195,000 for the first quarter of 2003, as compared to the amount recorded during the first quarter of 2002. A bank's provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. However, the Bank's current provision was allocated due to the growth of the Bank's loan portfolio and not specific loan quality problems. In fact, as of March 31, 2003 the Bank had only 19 loans that were past due 30 days or more and only $259,560 in non-performing loans (loans past due 90 days or more plus non-accrual loans). Accordingly, management considers that the current level of its Allowance for Loan Losses at March 31, 2003, $1,762,615, to be adequate to absorb future loan losses.

NON-INTEREST INCOME
-------------------

     Non-interest income represents the total of all other sources of income (other than interest-related income) that are derived from various service charges, fees and commissions charged for bank services. These sources increased by $91,787 during the first quarter of 2003 over the corresponding period for 2002. The strong performance in the first quarter of 2003 was also due to management's continuing desire to develop products and lines of business to meet the challenges of increasing competition and to meet all of its customer demands.

NON-INTEREST EXPENSE
--------------------

     Non-interest expenses increased $244,156 or 17% in the first quarter of 2003 over 2002. Non-interest expenses represent the total costs of operating overhead, including salaries, employee benefits, building and equipment costs, telephone costs and marketing costs, etc.

LIQUIDITY AND FUNDING SOURCES
-----------------------------

     Liquidity planning and management are necessary to ensure that the Bank maintains the ability to fund operations cost-effectively and to meet current and future obligations such as loan commitments and deposit outflows. In this process, the Bank focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Bank's needs.

     Funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its main economic source, can be subjected to periods of reduced deposit funding. To ensure that these seasonal deposit outflows do not cause liquidity strains, the Bank has secured Federal Funds lines of credit at several correspondent banks. Those lines total more than ten million dollars and are available on one day's notice.

     The Bank does not have any material commitments for capital expenditures. Finally, as of the quarter ended March 31, 2003, the Bank had over $10 million in daily withdrawable federal funds available to provide liquidity, if needed.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act") as amended. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Bank to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (I) increased competition with other financial institutions, (II) lack of sustained growth in the economy in the Sevier County,Tennessee area,
(III) rapid fluctuations in interest rates, (IV) the inability of the Bank to satisfy regulatory requirements for its expansion plans, and (V) changes in the legislative and regulatory environment. Many such factors are beyond the Bank's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Bank disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a)  Evaluation of disclosure controls and procedures

     The Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), are effective. This conclusion was reached after an evaluation of these controls and procedures as of a date within 90 days of the filing of this quarterly report.

(b)  Changes in internal controls

     We are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after the evaluation date.

                           PART 11 - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

     The instruments defining the rights of the holders of the Company's common stock (its only class of securities) were not modified in any way, nor has there been any issuance of any security during the first quarter of 2003. The Bank is the predecessor issuer to the registrant and now serves as the wholly-owned subsidiary of the registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of security holders during the first quarter of 2003.

ITEM 5. OTHER INFORMATION
-------------------------

     There have been no material unscheduled events that require reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

     The following exhibits are filed as a part of or incorporated by reference in this report:

      Exhibit No.          Description
      -----------          -----------

          3.1              Charter of Incorporation of the Company*

          3.2              Bylaws of the Company*

         99.1 Certificate of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certificate of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* (All exhibits except Exhibits 99.1 and 99.2 are incorporated by reference to the registrant's Form 8-K12g3 filed with the SEC on July 12, 2002)

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MOUNTAIN NATIONAL BANCSHARES, INC.

Date: May 15, 2003                     /s/ Dwight B. Grizzell
                                       -----------------------------------------
                                       Dwight B. Grizzell, President and CEO

Date: May 15, 2003                     /s/ Rick Hubbs
                                       -----------------------------------------
                                       Rick Hubbs, Vice President and Controller

                                  CERTIFICATION
                                  -------------

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

Date: May 15, 2003                     /s/ Dwight B. Grizzell
                                       --------------------------------------
                                       Dwight B. Grizzell
                                       President and Chief Executive Officer

                                 CERTIFICATION
                                 -------------

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

Date: May 15, 2003                     /s/ Rick Hubbs
                                       -----------------------------------------
                                       Rick Hubbs
                                       Vice President and Controller