Form 10QSB
period 2003-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2003-08-14
CIK 1177070

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                  -----------    ---------

                         COMMISSION FILE NUMBER: 0-49912

                       MOUNTAIN NATIONAL BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

              TENNESSEE                                          75-3036312
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

There were 1,200,000 shares of Common Stock outstanding as of August 1, 2003.

Transitional Small Business Disclosure Format (check one): Yes     ; No  X
                                                               ----     ---

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                  TABLE OF CONTENTS
                                                  -----------------
ITEM                                                                                                      PAGE
NUMBER                                                                                                    NUMBER
------                                                                                                    ------
                                           PART I - FINANCIAL INFORMATION

     1.         Financial Statements.............................................................           1

     2.         Management's Discussion and Analysis or Plan of Operation........................           5

     3.         Controls and Procedures..........................................................          10

                                            PART II - OTHER INFORMATION

     1.         Legal Proceedings................................................................          11

     2.         Changes in Securities and Use of Proceeds........................................          11

     3.         Defaults Upon Senior Securities..................................................          11

     4.         Submission of Matters to a Vote of Security Holders..............................          11

     5.         Other Information................................................................          12

     6.         Exhibits and Reports on Form 8-K.................................................          12

                Signatures.......................................................................          13

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003

-------------------------------------------------------------------------------------------------------------------
ASSETS

      Cash and due from banks                                                                         $   7,097,737
      Securities available for sale                                                                      23,063,898
      Federal Home Loan Bank and
           Federal Reserve Bank stock, at cost                                                            1,075,200
      Loans, net of allowance for loan losses                                                           165,185,692
      Premises and equipment, net                                                                        11,080,996
      Accrued interest receivable                                                                           875,482
      Cash surrender value of life insurance                                                              3,042,062
      Other assets                                                                                          692,097
                                                                                                   -----------------
            TOTAL ASSETS                                                                              $ 212,113,164
                                                                                                   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

      Deposits:
         Non-interest bearing demand deposits                                                         $  32,206,720
         NOW accounts                                                                                    11,464,119
         Money market accounts                                                                           51,655,800
         Savings accounts                                                                                 4,344,035
         Time deposits                                                                                   84,295,414
                                                                                                   -----------------

            TOTAL DEPOSITS                                                                              183,966,088

      Securities sold under agreements to repurchase                                                      2,354,351
      Accrued interest payable                                                                              252,120
      Note Payable                                                                                        5,720,000
      Federal Home Loan Bank advances                                                                     5,250,000
      Federal funds purchased                                                                               465,000
      Other liabilities                                                                                     374,148
                                                                                                   -----------------
            TOTAL LIABILITIES                                                                           198,381,707
                                                                                                   -----------------

      Stockholders' Equity:
         Common stock, $1.00 par value; 2,400,000 shares
           authorized; 1,200,000 shares issued and outstanding                                            1,200,000
         Additional paid-in capital                                                                      10,800,000
         Retained earnings (deficit)                                                                      1,513,852
         Accumulated other comprehensive income                                                             217,605
                                                                                                   -----------------
            TOTAL STOCKHOLDERS' EQUITY                                                                   13,731,457
                                                                                                   -----------------
            TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY                                                                               $ 212,113,164
                                                                                                   =================

                              MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME

                                              Six Months Ended June 30,         Three Months Ended June 30,
                                           --------------------------------   --------------------------------
                                                2003               2002             2003              2002
                                           --------------    --------------   --------------    --------------
INTEREST INCOME:
     Loans                                    $5,279,254        $4,370,152       $2,704,970        $2,215,257
     Securities                                  386,782           690,263          169,013           310,590
     Federal funds sold                           27,475             1,112           10,812               738
                                           --------------    --------------   --------------    --------------
         Total interest income                 5,693,511         5,061,527        2,884,795         2,526,585
                                           --------------    --------------   --------------    --------------

INTEREST EXPENSE:
     Interest on deposits                      1,654,832         1,652,952          802,990           832,620
     Interest on short term borrowings           147,981            47,432           82,048            24,095
                                           --------------    --------------   --------------    --------------
         Total interest expense                1,802,813         1,700,384          885,038           856,715
                                           --------------    --------------   --------------    --------------
         Net interest income                   3,890,698         3,361,143        1,999,757         1,669,870
Provision for loan losses                        390,000           389,945          195,000           195,000
                                           --------------    --------------   --------------    --------------
         Net interest income after
            provision for loan losses          3,500,698         2,971,198        1,804,757         1,474,870
                                           --------------    --------------   --------------    --------------

NONINTEREST INCOME
     Deposit service charges and fees            440,677           377,956          242,092           190,219
     Other fees and commissions                  481,018           169,994          258,526            89,521
     Other income                                 24,770           163,358           17,172            94,679
                                           --------------    --------------   --------------    --------------
            Total noninterest income             946,465           711,308          517,790           374,419
                                           --------------    --------------   --------------    --------------

NONINTEREST EXPENSES
     Salaries                                  1,635,380         1,286,562          842,793           652,112
     Employee benefits                           315,976           221,745          173,107           104,229
     Occupancy and equipment                     588,615           492,889          302,077           240,716
     Marketing and community relations           119,708            91,031           62,068            34,768
     Printing and supplies                        85,107            82,478           44,588            40,675
     Other operating expenses                    671,000           653,696          333,472           342,375
                                           --------------    --------------   --------------    --------------
            Total noninterest expenses         3,415,786         2,828,401        1,758,105         1,414,875
                                           --------------    --------------   --------------    --------------
         Income before income taxes            1,031,377           854,105          564,442           434,414
Income taxes                                     371,870           144,098          197,676           128,013
                                           --------------    --------------   --------------    --------------

         Net income                             $659,507          $710,007         $366,766          $306,401
                                           ==============    ==============   ==============    ==============
Basic earnings per share                        $   0.55              0.59             0.31              0.26

Basic weighted average
         Share outstanding                     1,200,000         1,200,000        1,200,000         1,200,000

Diluted earnings per share                      $   0.53              0.57             0.30              0.25

Diluted weighted average
         Share outstanding                     1,238,097         1,238,097        1,238,097         1,238,097

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                                    Total
                                                Comprehensive   Stockholders'    Common
                                                    Income         Equity         Stock
                                                    ------         ------         -----
BALANCE, January 1, 2002                                       $11,521,232   $ 6,000,000

       Comprehensive income:
           Net income                            $   710,007       710,007          --

           Other comprehensive income:
              Unrealized holding gains
              (losses)
              on securities available for
              sale, net of related tax effect        161,095       161,095          --
                                                 -----------   -----------   -----------

           Total comprehensive income            $   871,102
                                                 ===========

BALANCE, June 30, 2002                                         $12,392,334   $ 6,000,000
                                                               ===========   ===========

BALANCE, January 1, 2003                                       $13,012,753   $ 1,200,000

       Comprehensive income:
           Net income                            $   659,507       659,507          --

           Other comprehensive income:
              Unrealized holding gains (losses)
              on securities available for
              sale, net of related tax effects        59,197        59,197          --
                                                 -----------   -----------   -----------

           Total comprehensive income            $   718,704
                                                 ===========

BALANCE, June 30, 2003                                         $13,731,457   $ 1,200,000
                                                               ===========   ===========

                                                                              Accumulated
                                                                                 Other
                                                               Undivided     Comprehensive
                                                  Surplus       Profits         Income
                                                ------------- ------------- ----------------

BALANCE, January 1, 2002                         $ 6,000,000   $  (554,860)   $    76,092

       Comprehensive income:
           Net income                                   --         710,007           --

           Other comprehensive income:
              Unrealized holding gains
              (losses)
              on securities available for
              sale, net of related tax effect           --            --          161,095
                                                 -----------   -----------    -----------

           Total comprehensive income


BALANCE, June 30, 2002                           $ 6,000,000   $   155,147    $   237,187
                                                 ===========   ===========    ===========

BALANCE, January 1, 2003                         $10,800,000   $   854,345    $   158,408

       Comprehensive income:
           Net income                                   --         659,507           --

           Other comprehensive income:
              Unrealized holding gains
              (losses)
              on securities available for
              sale, net of related tax effects          --            --           59,197
                                                 -----------   -----------    -----------

           Total comprehensive income


BALANCE, June 30, 2003                           $10,800,000   $ 1,513,852    $   217,605
                                                 ===========   ===========    ===========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     2003            2002
                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                $    659,507    $    710,007
     Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation expense                                        137,540         243,744
        Provision for loan losses                                   390,000         389,945
     Change in operating assets and liabilities:
        Accrued interest receivable                                 (35,625)        (51,302)
        Accrued interest payable                                    (64,595)        (34,026)
        Other assets and liabilities-net                           (922,518)        149,325
                                                               ------------    ------------
           Net cash provided by operating activities                164,309       1,407,693
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                 (11,574,611)     (7,376,743)
     Purchases of Federal Home Loan Bank stock                     (111,900)      1,867,367
     Proceeds from sales, maturities, and calls of
          securities available for sale                          13,194,059      17,410,986
     Net increase in loans                                      (20,757,425)    (18,481,044)
     Loan charge-off's, net of recoveries                           (45,116)        (22,279)
     Purchase of premises and equipment                            (808,602)       (814,734)
                                                               ------------    ------------
           Net cash used in investing activities                (20,103,595)     (7,416,447)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                          8,077,785      (1,857,656)
     Increase in federal funds purchased                            465,000       2,375,000
     Decrease in notes payable                                     (280,000)           --
     Increase in Federal Home Loan Bank advances                  3,250,000            --
     Net increase in securities sold under agreements
          to repurchase                                             354,714       1,035,327
                                                               ------------    ------------
           Net cash provided in financing activities             11,867,499       1,552,671
                                                               ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (8,071,787)     (4,456,083)

CASH AND CASH EQUIVALENTS, beginning of year                     15,169,524       8,890,169
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                       $  7,097,737    $  4,434,086
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest               $    880,295    $  1,700,385
                                                               ============    ============
        Cash paid for taxes                                    $    886,525    $     16,085
                                                               ============    ============

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                  For the Six-month Period Ended June 30, 2003
--------------------------------------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following pages contain the Company's management's discussion and analysis of the financial condition and results of operations for the second quarter of 2003, including comparisons with the prior year's results and trends. Effective July 1, 2002, the Company acquired 100% of the common stock of its sole banking subsidiary, Mountain National Bank (the "Bank"), pursuant to a reorganization whereby the Bank's shareholders exchanged their shares in the Bank for an equal number of shares in the Company. Therefore, financial information for periods prior to June 30, 2002, are for the Bank on a stand-alone basis. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1.

MANAGEMENT'S FINANCIAL REVIEW

INTRODUCTIONS

         To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the second quarter of 2003. Comparisons of financial data for both 2003 and 2002 are presented to illustrate significant changes in performance and the possible results of trends developed from that historical financial data. This discussion should be read in conjunction with the Company's financial statements and notes thereto, which are included under
Item 1.

OVERVIEW

         The Company reported a profit of $366,766 for the second quarter of 2003, versus a net profit of $306,401 for the corresponding period in 2002. After just 18 months, and after the opening of four locations in its first 12 months, the Bank began to report monthly net earnings in May 2000. That trend has continued each quarter since the second quarter of 2000. Earnings per share increased to $0.31 in the second quarter of 2003 versus $0.26 in the second quarter of 2002. The Bank began recording a provision for federal and state income taxes during the second quarter of 2002.

BALANCE SHEET ANALYSIS

         During the second quarter of 2003 the Company's assets increased by 34% over the prior year to end the quarter at $212 million. Loans comprise the largest component of the Bank's earning assets. Those loans, which stand at $165 million at June 30, 2003, increased 38% or $45 million from the prior year. Loan growth in the second quarter of 2003 was primarily in real estate loans, including commercial and residential loans. During the second quarter of 2003 the Bank's yield on its entire loan portfolio was 5.80% compared to 6.94% in 2002.

         As loans represent the largest component of the Bank's earning assets (88% at June 30, 2003), the interest income and fees earned on loans are the largest contributing component of net interest income and the Bank's margin. Total earning assets, as a percent of total assets, decreased to 90% at June 30, 2003, from 91% the prior year. The decrease in the percentage of total earning assets to total assets was the result of the purchase by the Bank of approximately $3 million of bank owned life insurance (BOLI). Although this product earns a tax-free return of 5.50%, it is listed as a non-earning asset due to the fact it is an insurance product rather than an investment. BOLI is used to insure certain of the Bank's key personnel in order to minimize the economic effect the Bank would suffer due to the unexpected death of a key employee. Also, the continued investment in fixed assets has added an additional $2 million in non-earning assets since June 30, 2002. This investment in fixed assets was primarily for the construction of a new branch in the Kodak community of Sevier County, the purchase of land for an operations center, and the purchase of computers, furniture and equipment for new employees.

         At June 30, 2003, the Bank's investment securities portfolio totaled $23 million, equal to the $23 million at June 30, 2002. One hundred percent of these investments were comprised of U.S. Government Agency Securities. In addition, 100% of the Bank's investment portfolio is classified as available for sale. The Bank's securities portfolio is the second largest component of the Bank's earning assets, representing 11% of the total assets at quarter-end. As an integral component of asset/liability strategy, the Bank manages the investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The portfolio is also used to meet pledging requirements for deposits and borrowings. The average yield on the portfolio during the second quarter of 2003 has been 2.72% versus 5.18% for the second quarter of 2002.

         Asset growth during the second quarter of 2003 was funded by an $8.7 million or 5.06% increase in deposits. This continued significant deposit performance during the period was, as mentioned earlier, attributable to the strong local economy.

         A detailed composition of the Bank's deposit base as compared to June 30, 2003 follows:

                                                   (in thousands)
                                                       JUNE 30,             %
                                                2003          2002        CHANGE
                                                ----          ----        ------

Non-Interest bearing accounts                $32,207       $20,334          58%

NOW Accounts                                  11,464         8,180          40%

Money Market Accounts                         51,656        44,105          17%

Savings Accounts                               4,344         2,729          59%

Certificates of Deposit                       77,694        60,702          28%

Individual Retirement Accounts                 6,601         4,624          43%
                                               -----         -----          ---
                TOTAL DEPOSITS              $183,966      $140,674          31%

         The Bank's certificates of deposit accounts continue to be the fastest growing accounts (in terms of dollars). A wide range of terms have been offered due to strong local competition for new deposits. This competition has caused the cost of interest-bearing deposits to remain at above average levels. The opening of a new branch during the second quarter, as mentioned above, indicates management's continuation of their intention to expand branch banking to all areas of Sevier County. The Bank presently has six branches in Sevier County.

         The average cost of interest-bearing deposits for the second quarter of 2003 was 2.12%, down from 2.84% for 2002.

         Capital adequacy is important to the continued soundness and growth of the Bank. During the second quarter of 2003, even with its growth in assets, it still achieved a capital rating of well capitalized, as measured by the Bank's federal regulators. The Company obtained a loan in the amount of $6 million that was contributed to the Bank in the form of additional paid-in capital. This capital increase for the Bank contributed to the increase in the capital ratio of the Bank to a level sufficient to maintain a well-capitalized rating for the next one and one-half to two years. It is expected future net earnings will be sufficient to maintain the well-capitalized rating thereafter. The Company received very favorable terms when the loan was obtained, and the debt service requirements are not expected to negatively impact expected future earnings in a material manner. This loan is secured by all of the common stock of the Bank.

INCOME STATEMENT ANALYSIS

         The Company's income before tax for the second quarter of 2003 was $564,442, which represents an increase of $130,028 over the second quarter of 2002 income before tax of $434,414. The following schedule illustrates our improvement in quarterly earnings:

                                       2001             2002              2003
                                       ----             ----              ----
         First Quarter               $123,474         $403,606          $292,741

         Second Quarter               306,719          306,401           366,766

         Third Quarter                310,204          324,313

         Fourth Quarter               405,172          374,662
                                   ----------       ----------          --------
         Annual Total              $1,145,569       $1,408,982          $659,507
                                   ==========       ==========          ========

         Net income for the second quarter of 2003 was reduced due to the recognition of income taxes in the amount of $197,676. The provision for income taxes for the second quarter of 2002 was $128,013. The Bank did not completely utilize the net operating losses available until the second quarter of 2002. The following condensed statements of income for the second quarters of 2003 and 2002 reflect the key areas of change in relative dollars and percentage increase.

                                                    (in thousands)           %
                                                2003             2002     CHANGE
                                                ----             ----

          Net Interest Income*                 1,999            1,670       20%

          Provision for Loan Losses              195              195       0%

          Non-Interest Income                    518              374       39%

          Operating Expenses                   1,758            1,415       24%
                                               -----            -----
                  Net income before
                  income tax provision           564              434       30%

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

NET INTEREST INCOME

         Net interest income increased by $329,887 or 20% in the second quarter of 2003, over the corresponding period for 2002. Continued strong growth in loans (see balance sheet analysis) contributed to higher averages of outstandings of those earning assets and at higher yields than were paid on interest-bearing deposits and borrowings. However, loan yields were somewhat lower than expected as the national economy declined in 2002 and into 2003 and market interest rates were lowered to spur future economic growth. Loan yields are expected to continue to decrease during the next three to six months due to the reduction of the prime rate by the Federal Reserve Board. This reduction creates pressure for the Bank to continue to reduce its rate charged to customers for their loans.

NET INTEREST MARGIN

         The Bank's margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 3.58% in the second quarter of 2003 versus 4.15% the same period for 2002. Due to the Bank's interest bearing liabilities repricing more slowly than its interest earning assets, the Bank's margin has decreased from 2002 levels. It is anticipated the Bank's expense of interest bearing liabilities will reduce more rapidly during the third quarter of 2003 than will the income from its interest earning assets. The net margin should begin to increase due to this difference in the rate of change. The anticipated continued growth of non-interest bearing funds (capital and demand deposits) will also have a positive impact on the margin in 2003.

PROVISION FOR LOAN LOSSES/ASSET QUALITY

         The Bank's provision for loan losses remained the same at $195,000 for the second quarter of 2003, as compared to the amount recorded during the second quarter of 2002. A bank's provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. However, the Bank's current provision was allocated due to the growth of the Bank's loan portfolio and not specific loan quality problems. In fact, as of June 30, 2003, the Bank had only 18 loans that were past due 30 days or more and only
$2,493,270 in non-performing loans (loans past due 90 days or more plus non-accrual loans). Accordingly, management considers that the current level of its Allowance for Loan Losses at June 30, 2003, $1,939,840, to be adequate to absorb future loan losses.

NON-INTEREST INCOME

         Non-interest income represents the total of all other sources of income (other than interest-related income) that are derived from various service charges, fees and commissions charged for bank services. These sources increased by $143,371 during the second quarter of 2003 over the corresponding period for 2002. The strong performance in the second quarter of 2003 was also due to management's continuing desire to develop products and lines of business to meet the challenges of increasing competition and to meet all of its customer demands.

NON-INTEREST EXPENSE

         Non-interest expenses increased $343,230 or 24% in the second quarter of 2003 over 2002. Non-interest expenses represent the total costs of operating overhead, including salaries, employee benefits, building and equipment costs, telephone costs and marketing costs, etc.

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

         Funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its main economic source, can be subjected to periods of reduced deposit funding. To ensure that these seasonal deposit outflows do not cause liquidity strains, the Bank has secured Federal Funds lines of credit at several correspondent banks. Those lines total more than $10 million dollars and are available on one day's notice. The Bank also has a Cash Management line of credit in the amount of $13 million available from the Federal Home Loan Bank of Cincinnati (FHLB).

         The Bank started construction of an operations center during the second quarter of 2003. The building is expected to cost approximately $2.8 million and take just over one year to build. When completed, it will house the Bank's data processing, proof, accounting, credit, training, and deposit services departments, as well as internal audit and loan review. This will alleviate the overcrowding at the main branch located in Sevierville, and allow for future growth in the lending department.

         Finally, as of the quarter ended June 30, 2003, the Bank had over $10 million in daily withdrawable federal funds, and over $7 million from the FHLB available to provide liquidity, if needed.

FORWARD-LOOKING STATEMENTS

         Certain of the statements in this release may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act") as amended. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Bank to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (I) increased competition with other financial institutions, (II) lack of sustained growth in the economy in the Sevier County, Tennessee area,
(III) rapid fluctuations in interest rates, (IV) the inability of the Bank to satisfy regulatory requirements for its expansion plans, and (V) changes in the legislative and regulatory environment. Many such factors are beyond the Bank's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Bank disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the quarterly period covered by the Form 10-QSB and have concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2003 there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The instruments defining the rights of the holders of the Company's common stock (its only class of securities) were not modified in any way, nor has there been any issuance of any security during the second quarter of 2003. The Bank is the predecessor issuer to the registrant and now serves as the wholly-owned subsidiary of the registrant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of the security holders of the Company during the second quarter of 2003.

         The Bank's Annual Meeting of Shareholders was held May 6, 2003, at the Bank's main office in Sevierville, Tennessee. At the meeting, the following individuals were re-elected to the Bank's Board of Directors: James B. Bookstaff, Dwight B. Grizzell, Gary A. Helton, Bruce M. Johnson, Charlie R. Johnson, Sam L. Large, Jeffrey J. Monson, Mike Ownby, John M. Parker, Ruth Reams, Barbara S. Stevens, and Linda N. Ogle. 732,446 shares were votes in favor of the election of these individuals, 1,050 shares were voted against the election of these directors, and 6,613 shares abstained from the vote.

         Also at the meeting the Bank's shareholders ratified the Bank's appointment of Hazlett, Lewis & Bieter, PLLC as its independent accountants. 740,109 shares were votes in favor of this ratification, 0 shares were voted against the ratification, and 0 shares abstained from the vote.

ITEM 5.  OTHER INFORMATION

         There have been no material unscheduled events that require reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as a part of or incorporated by reference in this report:

      Exhibit No.          Description
      -----------          -----------

          3.1              Charter of Incorporation of the Company*

          3.2              Bylaws of the Company*

         31.1 Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* (Exhibits 3.1 and 3.2 are incorporated by reference to the registrant's Form 8-K12g3 filed with the SEC on July 12, 2002.)

 (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MOUNTAIN NATIONAL BANCSHARES, INC.


Date: August 14, 2003                  /s/ Dwight B. Grizzell
                                       ----------------------------------------
                                       Dwight B. Grizzell, President and CEO


Date: August 14, 2003                  /s/ Rick Hubbs
                                       ----------------------------------------
                                       Rick Hubbs, Vice President and Controller