Form 10QSB
period 2003-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2003-11-14
CIK 1177070

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                              For the quarter period ended September 30, 2003

    [  ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___________ to

                         Commission File Number: 0-49912

                       MOUNTAIN NATIONAL BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

    Tennessee                                      75-3036312
   (State or other jurisdiction                   (IRS Employer ID no.)
    of incorporation ororganization)

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

There were 1,200,000 shares of Common Stock outstanding as of October 1, 2003.


Transitional Small Business Disclosure Format (check one): Yes     ; No X
                                                              ----     ----

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                         Quarterly Report on Form 10-QSB
                    For the quarter ended September 30, 2003

                                Table of Contents
                                -----------------


Item                                                                           Page
Number                                                                         Number
------                                                                         ------
                         Part I - Financial Information

  1.  Financial Statements......................................................   1

  2.  Management's Discussion and Analysis......................................   6

  3.  Controls and Procedures...................................................  11

                           Part II - Other Information

  1.  Legal Proceedings.........................................................  12

  2.  Changes in Securities and Use of Proceeds.................................  12

  3.  Defaults Upon Senior Securities...........................................  12

  4.  Submission of Matters to a Vote of Security Holders.......................  12

  5.  Other Information.........................................................  12

  6.  Exhibits and Reports on Form 8-K..........................................  12


      Signatures................................................................  13


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
-----------------------------------------------------------------------------------------------
ASSETS
      Cash and due from banks                                                       $ 4,502,121
      Securities available for sale                                                  21,214,522
      Federal funds sold                                                                225,000
      Federal Home Loan Bank and
        Federal Reserve Bank stock, at cost                                           1,079,900
      Loans, net of allowance for loan losses                                       165,730,462
      Premises and equipment, net                                                    11,634,024
      Accrued interest receivable                                                       868,461
      Cash surrender value of life insurance                                          3,068,445
      Other assets                                                                    1,599,719
                                                                                ---------------
            Total Assets                                                          $ 209,922,654
                                                                                ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
         Non-interest bearing demand deposits                                      $ 29,922,633
         NOW accounts                                                                12,046,187
         Money market accounts                                                       53,487,534
         Savings accounts                                                             5,782,002
         Time deposits                                                               86,337,566
                                                                                ---------------
         Total deposits                                                             187,575,922

      Securities sold under agreements to repurchase                                  2,150,028
      Accrued interest payable                                                          220,733
      Note Payable                                                                    5,270,000
      Other liabilities                                                                 682,052
                                                                                ---------------
            Total Liabilities                                                       195,898,735
                                                                                ---------------
      Stockholders' Equity:
         Common stock, $1.00 par value; 2,400,000 shares
           outstanding; 1,200,000 shares issued and outstanding                       1,200,000
         Additional paid-in capital                                                  10,800,000
         Retained earnings                                                            2,018,124
         Accumulated other comprehensive income                                           5,795
                                                                                ---------------
            Total Stockholders' Equity                                               14,023,919
                                                                                ---------------
            Total Liabilities and Stockholders'
                 Equity                                                           $ 209,922,654
                                                                                ===============



                                     MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF INCOME

                                                 Nine Months Ended September 30,          Three Months Ended September 30,
                                                 -------------------------------          --------------------------------
                                                        2003             2002                  2003               2002
                                                 ---------------    ------------          --------------     -------------
INTEREST INCOME:
      Loans                                       $8,074,052          $6,713,992          $2,794,798          $2,343,840
      Securities                                     585,108             971,325             198,326             281,062
      Federal funds sold                              45,772              19,026              18,297              17,914
                                                 ---------------    ------------          --------------     -------------
         Total interest income                     8,704,932           7,704,343           3,011,421           2,642,816
                                                 ---------------    ------------          --------------     -------------
INTEREST EXPENSE:

      Interest on deposits                         2,351,697           2,538,278             696,865             885,326
      Interest on short term borrowings              212,080              85,250              64,099              37,818
                                                 ---------------    ------------          --------------     -------------
         Total interest expense                    2,563,777           2,623,528             760,964             923,144
                                                 ---------------    ------------          --------------     -------------
         Net interest income                       6,141,155           5,080,815           2,250,457           1,719,672

Provision for loan losses                            585,000             584,945             195,000             195,000
                                                 ---------------    ------------          --------------     -------------
         Net interest income after
         provision
              for loan losses                      5,556,155           4,495,870           2,055,457           1,524,672
                                                 ---------------    ------------          --------------     -------------
NONINTEREST INCOME

      Deposit service charges and fees               668,262             561,744             227,585             183,788

      Other fees and commissions                     786,204             567,776             305,186             257,454

      Other income                                    50,913              69,422              26,143              46,392
                                                 ---------------    ------------          --------------     -------------
            Total noninterest income               1,505,379           1,198,942             558,914             487,634
                                                 ---------------    ------------          --------------     -------------
NONINTEREST EXPENSES

      Salaries                                     2,531,149           1,945,503             895,769             658,941

      Employee benefits                              463,460             322,769             147,484             101,024

      Occupancy and equipment                        897,868             762,839             309,253             269,950
      Marketing and community relations              192,109             194,955              72,401              73,799

      Printing and supplies                          130,540             129,126              45,433              46,648

      Other operating expenses                     1,024,513             965,993             353,513             342,417
                                                 ---------------    ------------          --------------     -------------
            Total noninterest expenses             5,239,639           4,321,185           1,823,853           1,492,779
                                                 ---------------    ------------          --------------     -------------
         Income before income taxes                1,821,895           1,373,627             790,518             519,527

Income taxes                                         658,116             339,307             286,246             195,209
                                                 ---------------    ------------          --------------     -------------
         Net income                               $1,163,779          $1,034,320          $  504,272          $  324,318
                                                 ===============    ============          ==============     =============

         Basic earnings per share                 $     0.97          $     0.86          $     0.42          $     0.27
         Basic weighted average shares
         outstanding                               1,200,000           1,200,000           1,200,000           1,200,000
         Diluted earnings per share               $     0.94          $     0.84          $     0.41          $     0.26
         Diluted weighted average shares
         outstanding                               1,241,539           1,238,097           1,241,539           1,238,097



                                          MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For the Nine Months Ended September 30, 2003 and 2002

                                                                                                                   Accumulated
                                                                    Total                  Additional                 Other
                                                Comprehensive   Stockholders'    Common     Paid-in    Retained   Comprehensive
                                                    Income         Equity         Stock     Capital    Earnings      Income
                                                -------------   ------------  ----------  ----------  ----------  --------------
BALANCE, January 1, 2002                                         $11,521,232  $6,000,000  $6,000,000   $(554,860)     $ 76,092

   Comprehensive income:
       Net income                                 $ 1,034,320      1,034,320          --          --   1,034,320            --

       Other comprehensive income:
          Unrealized holding gains
          (losses)
          on securities available for
          sale, net of related tax effect             252,112        252,112          --          --          --       252,112
                                                  -----------    -----------  ---------- -----------  ----------    ----------
       Total comprehensive income                 $ 1,286,432
                                                  ===========

BALANCE, September 30, 2002                                      $12,807,664  $6,000,000  $6,000,000    $479,460      $328,204
                   === ====                                      ===========  ==========  ==========    ========      ========



BALANCE, January 1, 2003                                         $13,012,753  $1,200,000 $10,800,000    $854,345      $158,408

   Comprehensive income:
       Net income                                 $ 1,163,779      1,163,779          --          --   1,163,779            --

       Other comprehensive income:
          Unrealized holding gains
          (losses)
          on securities available for
          sale, net of related tax effects           (152,613)      (152,613)         --          --          --      (152,613)
                                                  -----------    -----------  ---------- -----------  ----------    ----------


       Total comprehensive income                 $ 1,011,166
                                                  ===========

BALANCE, September 30, 2003                                      $14,023,919  $1,200,000 $10,800,000  $2,018,124      $  5,795
                                                                 ===========  ========== ===========  ==========      ========



                                  MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOW
------------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended September 30,
                                                                         -----------------------------------
                                                                              2003                   2002
                                                                         ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                         $  1,163,779           $  1,034,320
      Adjustments to reconcile net income to net cash used in
            operating activities:

         Depreciation expense                                                 369,196                136,615

         Provision for loan losses                                            585,000                584,945
      Change in operating assets and liabilities:

         Accrued interest receivable                                          (28,604)                (7,567)

         Accrued interest payable                                             (95,982)                (3,412)

         Other assets and liabilities-net                                  (1,548,619)            (2,341,795)
                                                                         ------------           ------------
            Net cash provided by (used by) operating activities               444,770               (596,894)
                                                                         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchases of securities available for sale                          (15,510,087)            (1,036,719)
      Purchase of common stock                                               (159,805)                    --
      Purchases of Federal Home Loan Bank stock                              (116,600)               (59,838)
      Proceeds from sales, maturities, and calls of
        securities available for sale                                      18,926,905             12,400,895

      Net increase in loans                                               (21,480,835)           (27,339,306)

      Net loan charge-off's                                                   (61,476)               (23,187)

      Purchase of premises and equipment                                   (1,593,285)            (1,113,184)
                                                                         ------------           ------------
            Net cash used in investing activities                         (19,995,183)           (17,171,339)
                                                                         ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in deposits                                             11,687,619             16,473,151
      Proceeds from issuance of notes payable                               6,000,000
      Payments on note payable                                               (730,000)
      Decrease in Federal Home Loan Bank advances                          (2,000,000)                    --
      Net increase in securities sold under agreements
        to repurchase                                                         150,391                767,075
                                                                         ------------           ------------
            Net cash provided by financing activities                       9,108,010             23,240,226
                                                                         ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (10,442,403)             5,457,899

CASH AND CASH EQUIVALENTS, beginning of year                               15,169,524              8,890,169
                                                                         ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                                 $  4,727,121           $ 14,348,068
                                                                         ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the period for interest                        $  2,659,759           $  2,604,107
                                                                         ============           ============
         Cash paid for taxes                                             $  1,115,355                 27,695
                                                                         ============           ============


                          NOTES TO FINANCIAL STATEMENTS

         (1) Basis of Presentation.  The financial statements have been prepared
in  conformity  with  generally  accepted  accounting   principles  and  general
practices within the industry.

         On July 1, 2002, Mountain National Bank reorganized into a holding company structure with Mountain National Bancshares, Inc. acquiring 100% of the common stock of Mountain National Bank. By virtue of the reorganization, Mountain National Bancshares, Inc. became the successor issuer of Mountain National Bank pursuant to Rule 12g-3 of the Exchange Act of 1934. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company's 2003 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

         (2) Stock Options. The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The purchase price will not be less than 100 percent of the fair market value of the common stock on the date of grant.
The maximum number of shares that can be sold or optioned under the Plan is 250,000.

         During 1999, the Bank granted to key officers and employees incentive stock options to purchase 150,000 shares of the Bank's common stock at $10.00 per share. Such option agreements provide that the Bank must meet certain performance goals before any of the options are exercisable. Once the performance goals have been met, the options will become vested in equal amounts over periods of five to six years. If not exercised, such options will expire by December 2008. The Company assumed these options when the Bank reorganized into a holding company in 2002.

         In addition, the Bank granted to non-employee organizers of the Bank nonqualified stock options to purchase 53,485 shares of the Company's common stock at $10.00 per share. Such option agreements vest equally over three years beginning in 1999. The Company assumed these options when the Bank reorganized into a holding company in 2002.

         During 2003, the Company granted to officers incentive stock options to 32,000 shares of the Company's common stock at $15.00 per share. Such options will become vested in equal amounts over a period of five years. If not exercised, such options will expire by December 2007.

         A summary of activity in the Company's stock option plan for the nine months ended September 30, 2003 and 2002, is as follows:


                                                           Outstanding Options                    Exercisable Options
                                                     --------------------------------       -----------------------------------
                                                        Weighted                               Weighted
                                                        Average              Number             Average              Number
                                                     Exercise Price         of Shares       Exercise Price         of shares
                                                     ---------------    -------------       ---------------      --------------
Shares outstanding, December 31, 2001                    $10.00              203,485            $10.00               81,485

       Stock options rescinded                           $10.00             (38,400)                                   --
       Stock options granted                               --                   --                                     --
       Stock options vested during the year                --                   --                                    18,400
                                                                        -------------                             -------------

Shares outstanding, September 30, 2002                   10.00               165,085                                 99,885
                                                                        -------------                             -------------

Shares outstanding, December 31, 2002                    10.00               165,085             10.00               99,885

       Stock options rescinded                             --                    --                --                   --
       Stock options granted                             15.00               32,000                --                   --
       Stock options vested during the year                                                      10.00               18,400
       Stock options vested during the year                --                    --              15.00                6,400
                                                                        -------------                             -------------

Shares outstanding, September 30, 2003                   10.26               197,085             10.26              124,685
                                                                        -------------                             -------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

         The following pages contain the Company's management's discussion and analysis of the financial condition and results of operations for the third quarter of 2003, including comparisons with the prior year's results and trends. Effective July 1, 2002, the Company acquired 100% of the common stock of its sole banking subsidiary, Mountain National Bank (the "Bank"), pursuant to a reorganization whereby the Bank's shareholders exchanged their shares in the Bank for an equal number of shares in the Company. Therefore, financial information for periods prior to June 30, 2002, is for the Bank on a stand-alone basis. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1.

Management's Financial Review
-----------------------------

Introductions
-------------

         To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the third quarter of 2003. Comparisons of financial data for both 2003 and 2002 are presented to illustrate significant changes in performance and the possible results of trends developed from that historical financial data. This discussion should be read in conjunction with the Company's financial statements and notes thereto, which are included under Item 1.

Overview
--------

         The first three quarters of 2003 have been successful for the Company. The Company reported a profit of $1,163,779 for the first three quarters versus a net profit of $1,034,320 for the corresponding period in 2002. After just 18 months, and after the opening of four locations in its first 12 months, the Bank began to report monthly net earnings in May 2000. That trend has continued each quarter since the second quarter of 2000. Earnings per share was $0.42 and $0.97, respectively, for the three months and nine months ended September 30, 2003, versus $0.27 and $0.86, respectively, for the three months and nine months ended September 30, 2002. The Bank began recording a provision for federal and state income taxes during the second quarter of 2002, which has reduced net income.

Balance Sheet Analysis
----------------------

         During the third quarter of 2003, the Company's asset size increased by 16% over the prior year to end the quarter at $210 million. Loans comprise the largest component of the Bank's earning assets. Those loans, which stand at $166 million at quarter-end, increased 29% or $37 million from the prior year. Loan growth in the third quarter of 2003 was primarily in real estate loans, including commercial and residential loans. During the third quarter of 2003 the Bank's yield on its entire loan portfolio was 5.77%, down from 6.87% in 2002.

         As loans represent the largest component of the Bank's earning assets (88% at September 30, 2003), the interest income and fees earned on loans are the largest contributing component of net interest income and the Bank's margin. Total earning assets, as a percent of total assets, was 90% at September 30, 2003, the same as the prior year.

         At September 30, 2003, the Bank's investment securities portfolio totaled $21 million, down from $23.7 million at September 30, 2002. One hundred percent of these investments were comprised of U.S. Government Agency Securities. In addition, 100% of the Bank's investment portfolio is classified as available for sale. The Bank's securities portfolio is the second largest component of the Bank's earning assets, representing 10% of the total assets at quarter-end. As an integral component of asset/liability strategy, the Bank manages the investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The portfolio is also used to meet pledging requirements for deposits and borrowings. The average yield on the portfolio during the third quarter of 2003 has been 3.61% for 2003 versus 5.14% for the third quarter of 2002.

         Asset growth through the third quarter of 2003 was funded by a $29 million or 18% increase in deposits over the prior year. This continued significant deposit performance during the period was, as mentioned earlier, attributable to the strong local economy.

A detailed composition of the Bank's deposit base as compared to September 30, 2002 follows:


                                                      (in thousands)
                                               SEPTEMBER 30,              %
                                           2003             2002       CHANGE
                                        ----------       ----------  -----------

Non-Interest bearing accounts            $29,923            $22,910      31%

NOW Accounts                              12,046              8,759      38%

Money Market Accounts                     53,487             47,699      12%

Savings Accounts                           5,782              3,392      70%

Certificates of Deposits                  80,235             71,001      13%

Individual Retirement Accounts             6,103              5,230      17%
                                        ----------       ----------
                TOTAL DEPOSITS          $187,576           $158,991      18%


         The Bank's certificates of deposit accounts continue to be the fastest growing accounts (in terms of dollars). A wide range of terms have been offered due to strong local competition for new deposits. This competition has caused the cost of interest-bearing deposits to remain at above average levels. The opening of a new branch during the second quarter of 2003 indicates management's continuation of their intention to expand branch banking to all areas of Sevier County. The Bank presently has six branches in Sevier County.

         The average cost of interest-bearing deposits for the third quarter of 2003 was 1.79%, down from 2.82% for 2002.

         Capital adequacy is important to the continued soundness and growth of the Bank. During the third quarter of 2003, even with its growth in assets, it still achieved a capital rating of well capitalized, as measured by the Bank's federal regulators. The Company obtained a loan in the amount of $6 million that was contributed to the Bank in the form of additional paid-in capital. The Company plans to issue Trust Preferred Securities during the fourth quarter of 2003. The principal balance on the loan mentioned above has been reduced to $5,270,000 at September 30, 2003. The proceeds of the Trust Preferred Securities issuance will be used to repay the balance of the loan. These securities will increase the capital of the Company above the level for the Company to be well-capitalized. The favorable terms of this securities issuance, which contains debt provisions, are not expected to negatively impact projected future earnings of the Company due to the debt service requirements. With the issuance of the securities, projections of future growth of the Company and the Bank, and the resulting net earnings, indicate both should remain well-capitalized going forward.

Income Statement Analysis
-------------------------

         The Company's income before tax for the first three quarters of 2003 was $1,821,895, which represents an increase of $448,268 over the first three quarters of 2002's income of $1,373,627. The following schedule illustrates our improvement in after-tax quarterly earnings:

                              2001                2002                2003
                        ----------           ----------         -----------
First Quarter           $  123,474          $  403,606          $  292,741

Second Quarter             306,719             306,401             366,766

Third Quarter              310,204             324,313             504,272

Fourth Quarter             405,172             374,662
                        ----------           ----------
Annual Total            $1,145,569          $1,408,982

         Net income for the third quarter of 2003 was reduced due to the recognition of income taxes in the amount of $658,116. The provision for income taxes for the third quarter of 2003 was $286,246. The Bank did not completely utilize the net operating losses available until the second quarter of 2002. The following condensed statements of income for the first three quarters of 2003 and 2002 reflect the key areas of change in relative dollars and percentage increase.

                                           (in thousands)                  %
                                         2003           2002            CHANGE
                                     ----------     ----------         ---------
Net Interest Income*                  $ 6,141        $ 5,081                21%

Provision for Loan Losses                (585)          (585)                0%

Non-Interest Income                     1,505          1,199                26%

Operating Expenses                     (5,239)        (4,321)               21%
                                     ----------     ----------

        Net income before             $ 1,822        $ 1,374                33%
        income tax provision

----------
*Net interest income is the difference between the interest income received on the Bank's earning assets and the interest expense paid on its deposits and borrowings.

         As the schedule above points out, the improved earnings condition was due principally to higher levels of net earning assets (which create more net interest income) and reduced increases in operating expenses. The following analysis will explain, in more detail, the specific changes in each income statement component outlined above.

Net Interest Income
-------------------

         Net interest income increased by $1,060,340 or 21% in the first three quarters of 2003 over the corresponding period for 2002. Continued strong growth in loans (see balance sheet analysis) contributed to higher averages of outstandings of those earning assets and at higher yields than were paid on interest-bearing deposits and borrowings. However, loan yields were somewhat lower than expected as the national economy declined in 2002 and into 2003 and market interest rates were lowered to spur future economic growth. Loan yields are expected to continue to decrease during the next three to six months due to the reduction of the prime rate by the Federal Reserve Board. This reduction creates pressure for the Bank to continue to reduce its rate charged to customers for their loans.

Net Interest Margin
-------------------

         The Bank's margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 4.04% in the third quarter of 2003 versus 4.72% the same period for 2002. Due to the Bank's interest bearing liabilities repricing more slowly than its interest earning assets, the Bank's margin has decreased from 2002 levels. It is anticipated that the Bank's expense of interest bearing liabilities will reduce more rapidly during the fourth quarter of 2003 than will the income from its interest earning assets. The net margin has begun to increase due to this difference in the rate of change. The anticipated continued growth of non-interest bearing funds (capital and demand deposits) will also have a positive impact on the margin in 2003, and during 2004.

Provision For Loan Losses/Asset Quality
---------------------------------------

         The Bank's provision for loan losses increased by $195,000 in the third quarter of 2003. The increase was created to maintain an allowance for loan losses that would increase in proportionate amounts as the amounts of outstanding loans also increased. A bank's provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. However, the Bank's current provision was allocated due to, as mentioned, the growth of the Bank's loan portfolio and not specific loan quality problems. In fact, as of September 30, 2003 the Bank had only 28 loans that were past due 30 days or more and only $2,144,000 in non-performing loans (loans past due 90 days or more plus non-accrual loans). Accordingly, management considers that the current level of its Allowance for Loan Losses at September 30, 2003, $2,118,480, to be adequate to absorb future loan losses.

Non-Interest Income
-------------------

         Non-interest income represents the total of all other sources of income (other than interest-related income) that are derived from various service charges, fees and commissions charged for bank services. These sources increased by $306,437 during the first three quarters of 2003 over the corresponding period for 2002. The strong performance in the first three quarters of 2003 was also due to management's continuing desire to develop products and lines of business to meet the challenges of increasing competition and to meet all of its customer demands.


Non-Interest Expense
--------------------

         Non-interest expenses increased $918,454 or 21% in the first three quarters of 2003 over 2002. Non-interest expenses represent the total costs of operating overhead, including salaries, employee benefits, building and equipment costs, telephone costs and marketing costs, etc.

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

         Funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its main economic source, can be subjected to periods of reduced deposit funding. To ensure that these seasonal deposit outflows do not cause liquidity strains, the Bank has secured Federal Funds lines of credit at several correspondent banks. Those lines total more than $10 million dollars and are available on one day's notice. The Bank also has a cash management line of credit in the amount of $13 million from the Federal Home Loan Bank of Cincinnati (FHLB).

         The Bank started construction of an operations center during the second quarter of 2003. The building is expected to cost approximately $2.8 million and take just over one year to build. When completed, it will house the Bank's data processing, proof, accounting, credit, training, and deposit services departments, as well as internal audit and loan review. This will alleviate the overcrowding at the main branch located in Sevierville and allow for future growth in the lending department.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the quarterly report covered by this Form 10-QSB and have concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003 there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to reasonably affect, the Company's internal control over financial reporting.

                          PART 11 - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

         The instruments defining the rights of the holders of the Company's common stock (its only class of securities) were not modified in any way, nor has there been any issuance of any security during the third quarter of 2003. The Bank is the predecessor issuer to the registrant and now serves as the wholly-owned subsidiary of the registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the third quarter of 2003.

ITEM 5.  OTHER INFORMATION
-------  -----------------

         There have been no material unscheduled events that require reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits

         The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.         Description
-----------         -----------

    3.1             Charter of Incorporation of the Company

    3.2             Bylaws of the Company

    31.1 Certificate of the Chief Executive Officer pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended

    31.2 Certificate of the VP and Controller pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended

    32 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(All exhibits except Exhibits 31.1, 31.2 and 32 are incorporated by reference to the registrant's Form 8-K filed with the SEC on July 12, 2002)

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MOUNTAIN NATIONAL BANCSHARES, INC.


Date: November 14, 2002                           /s/ Dwight B. Grizzell
                                       -----------------------------------------
                                       Dwight B. Grizzell, President and CEO


Date: November 14, 2002                               /s/ Rick Hubbs
                                       -----------------------------------------
                                       Rick Hubbs, Vice President and Controller