Form 10KSB
period 2003-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2004-03-30
CIK 1177070

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

                                1,200,000 shares
                          Common Stock, $1.00 par value


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---   ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Revenues for the Registrant's fiscal year ended December 31, 2003, totaled $13,721,810. The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 1, 2004 was $20,956,892 (based on the Bank's last sale on February 19, 2004).

      There were 1,260,702 shares of Common Stock outstanding as of February 1, 2004.

      Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                                    ---    ---

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.


                       MOUNTAIN NATIONAL BANCSHARES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS
   ITEM                         -----------------                                                    PAGE
   NUMBER                                                                                            NUMBER
   -----                                               PART I                                        ------

     1.         Description of Business.................................................................3

     2.         Description of Property................................................................18

     3.         Legal Proceedings......................................................................19

     4.         Submission of Matters to a Vote of
                Security Holders.......................................................................19


                                                       PART II

     5.         Market for Common Equity and
                Related Stockholder Matters............................................................19

     6.         Management's Discussion and Analysis
                or Plan of Operation...................................................................21

     7.         Financial Statements...................................................................35

     8.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure....................................................35

     8A.        Controls and Procedures................................................................35

                                                       PART III

     9.         Directors and Executive Officers of the Registrant.....................................35

    10.         Executive Compensation.................................................................35

    11.         Security Ownership of Certain Beneficial Owners
                and Management.........................................................................36

    12.         Certain Relationships and Related Transactions.........................................36

    13.         Exhibits, List and Reports on Form 8-K.................................................36

    14.         Principal Accountant Fees and Services.................................................37

                Signatures.............................................................................38

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

      Mountain National Bancshares, Inc. (the "Company" or "Registrant") is a bank holding company that engages in providing a full range of banking services through its banking subsidiary Mountain National Bank (the "Bank"). The Company's main office is located at 300 East Main Street, Sevierville, Tennessee 37862. The Company was incorporated as a business corporation in March 2003 under the laws of the State of Tennessee for the purpose of acquiring 100% of the issued and outstanding shares of common stock of the Bank. In June 2003 the Company received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") to become a bank holding company. Effective July 1, 2003, the Company and the Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of the Bank and the shareholders of the Bank became the shareholders of the Company.

      At December 31, 2003, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank. Unless otherwise indicated, the information presented herein relating to the Company refers to the Company and the Bank on a consolidated basis.

      The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company's holding company structure provides it with greater flexibility than the Bank would otherwise have relative to expanding and diversifying its business activities through newly formed subsidiaries or through acquisitions. While management of the Company has no present plans to engage in any other business activities, management may from time to time study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

THE BANK

      Mountain National Bank is organized as a national banking association. The Bank made application to the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") on February 16, 1998. The Bank obtained approval from the OCC to organize as a national banking association on June 16, 1998 and commenced business on November 23, 1998. The principal business of the Bank is to accept demand and savings deposits from the general public and to invest such funds in residential mortgage, commercial and consumer loans.

      The Bank has no subsidiaries and is not otherwise affiliated with any other corporation.

BUSINESS OF THE BANK

      General. The business of the Bank consists primarily of taking deposits and originating loans. The Bank conducts its activities from a main office located in Sevierville, Tennessee. The Bank has opened two branches in Gatlinburg, a branch office in Pigeon Forge, a branch office in Seymour, and a branch office in Kodak, Tennessee. All of the Bank's branches are located in Sevier County, Tennessee. The Bank seeks savings and other time and demand deposits from households and businesses in its primary marketing area by offering a full range of deposit accounts, including savings, demand deposit, retirement, and professional, including individual retirement accounts ("IRA's"), checking and time certificates. The Bank solicits mortgage, commercial, and consumer loans, as well as other authorized investments. The
Bank offers additional services such as 24-hour automatic teller machines and other financial services.

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

LENDING ACTIVITIES

      General. The Bank concentrates its loan originations in its primary market area. The Bank, like most other commercial banks, concentrates its lending activity and develops a portfolio consisting of first mortgage loans secured by residential properties, commercial properties, commercial loans, and consumer loans. The Bank is limited in the amount of loans it may extend to one borrower.

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

      Commercial Lending. The Bank makes secured and unsecured loans for commercial, corporate, business, and agricultural purposes and engages in commercial real estate activities. Initially, the Bank has concentrated on loans to small businesses for purposes of providing working capital, capital improvements, construction and leasehold improvements. Such loans typically have one-year maturities for unsecured loans and an average maturity of seven years for loans secured by real estate. The Bank may participate in the Small Business Administration's guaranteed commercial loan program.

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

INVESTMENT ACTIVITIES

      The Bank's investment portfolio is an integral part of the Bank's total assets and liabilities management strategy. The Bank uses its investments to further the objective of reducing the institution's sensitivity to interest-rate fluctuation risks. The Bank's goal is to achieve a high degree of maturity and rate matching between assets and liabilities. In order to achieve this goal, the Bank concentrates its investments (approximately 10% of its assets at December 31, 2003) in U.S. government securities or other securities of similar low risk. Such U.S. government and other investment-grade securities have maturities average ranging from 30 days to thirty years.

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

      Financing. In August of 1998 the Bank completed an offering of common stock which yielded proceeds of $12,000,000. On November 7, 2003, the Company completed the sale, through its wholly owned statutory trust subsidiary, MNB Capital Trust I, of $5,500,000 of trust preferred securities ("Capital Securities") with a maturity date of December 31, 2033, and a liquidation amount of $50,000 per Capital Security. Interest on the Capital Securities is to be paid quarterly on the last day of each March, June, September and December and is reset quarterly based on the three month LIBOR plus 305 basis points at the end of the preceding quarter. The Company used the net proceeds from the offering to pay off an outstanding line of credit. These Capital Securities will enable the Company and the Bank to remain well-capitalized.

      Retail Services. The Bank provides its customers with a variety of retail banking services. The Bank is a member of a number of systems of automated teller machines and point of sale terminals which provide Bank customers with access to those systems' services throughout the world. The Bank currently maintains 12 full service ATMs throughout its market area. The Bank also provides (in addition to the lending and deposit services described above) a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.

COMPETITION

      The Bank encounters vigorous competition in the primary market area from a number of sources, including five commercial banks and one savings institution. As of June 30, 2003, there were 42 commercial bank branches and four savings institutions branches located in Sevier County. Citizens National Bank, Sevier County Bank, and Tennessee State Bank are community banks which are domiciled in Sevier County. Regional bank holding companies operating in Sevier County include SunTrust Bank which operates three offices. In addition, Home Federal Bank FSB, domiciled in Knoxville, Tennessee, has a total of 4 branches in Sevier County. BB&T, domiciled in Winston-Salem, North Carolina, has 8 branches.

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

      As evidenced by the strong growth of the Bank's loans and deposits (see management's discussion and analysis and the audited financial statements), the Bank has been able to compete with those established institutions in Sevier County since it opened for business. The Bank has found, as expected, that banking customers want a good level of service and products from their banking institution. The Bank has been able to hire a local bank-experienced staff that is aware of this desire for a high level of service. As to bank products offered, due to its continued growth, the Bank currently offers all of those products offered by most local competitors including internet banking, investment services, and sweep accounts. The Bank presently has opened six full-service banking facilities and six stand-alone ATM facilities.

EMPLOYEES

      The Bank has 67 full-time equivalent ("FTE") employees at its main office, including three executive officers. In addition to a President and Chief Executive Officer, the Bank employs an Executive Vice President and Senior Credit Officer, and an Executive Vice-President of Operations/ Cashier. The remaining employees provide staff support in the teller, new accounts, loan processing, accounting and secretarial functions. The Bank has 15 FTE employees at its two Gatlinburg branches, 10 FTE employees at its Pigeon Forge branch, 6 FTE employees at its Seymour branch, and 4 FTE employees at its Kodak branch. These employees are teller, new account, and lending personnel.

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

      Pursuant to regulations promulgated under the FDICIA, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDICIA, the banking agencies have developed a classification system, pursuant to which all banks and thrifts are placed into one of five categories as indicated below:


----------------------------------------------------------------------------------------------------------
                                                        TOTAL
                                                        RISK-BASED      TIER 1 RISK-
CAPITAL CATEGORY              TIER 1 CAPITAL            CAPITAL         BASED CAPITAL    OTHER
----------------------------------------------------------------------------------------------------------
Well-Capitalized              5% or more                 10% or more     6% or more       Not subject to
                                                                                         a capital directive
Adequately Capitalized        4% or more                 8% or more      4% or more            ___
Under-capitalized             less than 4%               less than 8%    less than 4%          ___
Significantly                 less than 3%               less than 6%    less than 3%          ___
Under-capitalized
Critically Under-capitalized  2% or less                        ____            ____           ___
                              tangible equity


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

      Loans-to-One-Borrower. The aggregate amount of loans that the Bank is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 15% of unimpaired capital and surplus or $500,000. Based on the Bank's current capitalization of $21,773,225 the Bank's loans-to-one borrower limit would be approximately $3,266,000. A new "pilot lending program" was approved by the OCC in November 2001. The aggregate amount of loans the Bank is permitted to make under this program to any one borrower, including related entities, is generally 25% of unimpaired capital and surplus. These loans consist of two categories which are (1) loans secured by nonfarm nonresidential  properties,  and (2) certain  commercial and  industrial  loans.
Based on the Bank's current capitalization of $21,773,225, the Bank's loan-to-one borrower limit would be approximately $5,443,000. This is a three year test program that expires September 2004. The purpose of this program is to allow national banks to match the loan limits of state chartered institutions.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The Bank currently operates from its main office in Sevierville, Tennessee and five branch offices located in Gatlinburg, Pigeon Forge, Seymour, and Kodak, Tennessee. The main office is located at 300 East Main, Sevierville, Tennessee 37862 and contains approximately 24,000 square feet and is owned by the Bank.

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

      Construction of the fifth branch office, on land purchased by the Bank, was completed in July 2002. This branch office is located in the Kodak community of Sevierville on Highway 66 - Winfield Dunn Parkway, which is the main corridor from Interstate 40 into Sevier County. The branch is centrally located between Interstate 40 and the downtown area of Sevierville, and is one of the fastest growing commercial areas in the county.

      Construction of an operation center containing approximately 24,000 square feet is expected to be completed during July 2004. The center will house the accounting, data processing, training, credit and deposit services departments. It will free up much needed office space at the Bank's main office for the expected future growth of the Bank.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

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

                                                          Estimated Price Range
                                                                Per Share
                                                          --------------------
2003:                                                      High           Low
----                                                       ----           ---
First Quarter..........................................   $15.00        $14.00
Second Quarter.........................................    14.00         14.00
Third Quarter..........................................    15.00         15.00
Fourth Quarter.........................................    15.00         15.00

2002:
First Quarter..........................................   $15.00        $15.00
Second Quarter.........................................    15.10         13.00
Third Quarter..........................................    15.10         15.00
Fourth Quarter.........................................    15.00         14.00

      As of the date of this filing, the Company has approximately 1,800 holders of record of its Common Stock. The Company has no other class of securities issued or outstanding.

      No cash dividends have been paid or proposed to be paid on the Company's shares. Federal Banking laws impose certain restrictions on the payment of cash dividends by the Bank and the Company. See "ITEM 1. BUSINESS - SUPERVISION AND REGULATION." The board of directors of the Company declared a five percent stock dividend to shareholders of record as of December 31, 2003. The dividend was paid to shareholders on February 10, 2004. A cash payment of $7,245 was made for fractional shares. The total number of shares issued was 59,702.

      The following table sets forth information relating to the Company's equity compensation plans as of December 31, 2003:


                                                     EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                               Number of securities
                                                                                               remaining available
                                                                                               for future issuance
                                                 Number of                                         under equity
                                              securities to be                                  compensation plans
                                                issued upon            Weighted-average       (excluding securities
                                                exercise of           exercise price of        reflected in column
                                                outstanding          outstanding options,              (a))
                                             options, warrants             warrants                    (c)
                                                 and rights               and rights
                                                    (a)                       (b)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
  security holders . . . . . . . . . . . . .    170,101                      $9.77                   45,651
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
  security holders . . . . . . . . . . . . .      9,600 (1)                 $10.00                      -0-
-------------------------------------------------------------------------------------------------------------------
           Total .  .  . . . . . . . . . . .    179,701                      $9.79                   45,651
-------------------------------------------------------------------------------------------------------------------

(1) Represents options granted to the former CFO of the Company pursuant to a severance agreement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the Company's financial condition at December 31, 2003, and 2002, and the results of operations for the two-year period ended December 31, 2003. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations that are not otherwise apparent from the audited and interim financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this Report for an understanding of the following discussion and analysis. Since the Company conducts no activity other than holding stock in the Bank, the discussion focuses on the financial condition and results of operation of the Bank.

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

CRITICAL ACCOUNTING POLICIES

      The Company's accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by Public Company Accounting Oversight Board and conform to general practices within the banking industry. Our significant accounting policies are described in the notes to the consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

      The Company believes the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of its financial statements.

      ALLOWANCE FOR LOAN LOSSES

      A provision for loan losses is based on management's opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management's evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management's estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area experience an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan loss.

      INVESTMENT SECURITIES

      Investment securities are classified into three categories. Debt securities that we have the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported as fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. The Company did not have any securities classified as trading securities as of December 31, 2002 or 2003.

      Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

      Gains and losses on sales or calls of securities are recognized on the settlement date based on the adjusted cost basis of the specific security. The financial statement impact of settlement date accounting versus trade date accounting is not significant. Declines in fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

      Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions - global, regional or related to industries of specific issuers - could adversely affect these values. There was no impairment for securities recorded in the years ending December 31, 2003 or 2002.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, AND 2002

NET INCOME

           2003 Compared to 2002. For the year ended December 31, 2003, the Company recorded net income of $1,663,276. The increase in net income compared with 2002 was $254,294, or approximately 18%. The increase in net income in 2003 as compared with 2002 was primarily because of increases in interest-earning assets and liabilities which resulted in an increase in net interest income after provision for loan losses of $1,482,363, or approximately 24%. This net increase of $1,482,363 was offset by $854,863 increases in other expenses, netted with increases in noninterest income.

NET INTEREST INCOME

TABLE 1:  AVERAGE BALANCES, INTEREST INCOME, AND INTEREST EXPENSE

           The following table contains condensed average balance sheets for the years indicated. In addition, the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.


TABLE 1                                                    ANALYSIS OF NET INTEREST INCOME
                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                               (DOLLARS IN THOUSANDS)

                                            2003                              2002                            2001
                              ------------------------------     -------------------------------   -----------------------------
                              AVERAGE     INCOME/    YIELD/       AVERAGE      INCOME/    YIELD/   AVERAGE     INCOME/    YIELD/
                              BALANCE     EXPENSE     RATE        BALANCE      EXPENSE     RATE    BALANCE     EXPENSE    RATE
                              -------     -------    ------       -------      -------    ------   -------     -------    ------
                                                                       (DOLLARS IN THOUSANDS)
Assets:
Investment securities(1)....   $24,125       801     3.32%       $25,466       $1,231     4.83%       $20,028   $1,223     6.11%
Unrealized gains on                145         -       -             281            -        -            270        -         -
available for sale
securities..................
Federal funds sold..........       882        10     1.13%         3,451           51     1.48%         7,187      259     3.60%
Loans (2)...................   162,133    10,836     6.68%       122,177        9,231     7.56%        88,638    7,892     8.90%
Allowance for loan losses...    (1,954)        -        -         (1,234)           -        -           (741)       -         -
Cash and due from banks.....     5,010         -        -          3,729            -        -          3,652        -         -
Other assets................    16,642         -        -         12,413            -        -          7,703        -         -
   Total....................   206,983         -        -        166,283            -        -        126,737        -         -
Total interest-earning         187,285    11,647     6.22%       151,375       10,513     6.95%       116,123    9,374     8.07%
assets......................
Liabilities:
Noninterest-bearing demand      27,946         -        -         21,046            -        -         15,720        -         -
deposits....................
Interest bearing demand         67,378       753     1.12%        57,465        1,066     1.86%        44,237    1,357      3.07%
and savings deposits........
Time deposits...............    87,602     2,290     2.61%        69,432        2,392     3.45%        53,705    2,998      5.58%
   Total deposits...........   182,926         -        -        147,943            -        -        113,662        -         -
Other borrowings............    10,321       280     2.71%         5,297          156     2.95%         1,466       53      3.62%
Other liabilities...........       899         -        -            780            -        -            569        -         -
Shareholders' equity........    12,837         -        -         12,263            -        -         11,040        -         -
   Total....................   206,983         -        -        166,283            -        -        126,737        -         -
Total interest-bearing         165,301     3,323     2.01%       132,194        3,614     2.73%        99,408    4,408      4.43%
liabilities.................
Net interest income.........         -     8,324        -              -        6,899        -              -    4,966         -
Net interest spread (3).....         -         -     4.21%             -            -     4.22%             -        -      3.64%
Net interest margin (4).....         -         -     4.44%             -            -     4.56%             -        -      4.28%


(1) Income from investment securities has been reduced by $52,446 and $40,325 at December 31, 2003, and December 31, 2002, respectively. These amounts relate to the dividend income from Federal Reserve Bank and Federal Home Loan Bank stock. Due to regulatory accounting principles, this stock is included in the other assets category of the average balances.

(2) Interest income from loans includes total fee income of approximately $1,373,000 and $989,000 for the years ended December 31, 2003 and 2002, respectively.

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

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                              2003 COMPARED TO 2002
                                                                               INCREASE (DECREASE)
                                                                                DUE TO CHANGE IN
                                                                   --------------------------------------------
                                                                      RATE           VOLUME           TOTAL

                                                                   -----------     -----------     ------------

Income from interest-earning assets:
  Interest and fees on loans................................          (1,419)           3,036            1,617
  Interest on securities....................................            (365)            (65)            (430)
  Interest on Federal funds sold............................              (3)            (38)             (41)
                                                                   -----------     -----------     ------------
          Total interest income.............................          (1,787)           2,933            1,146

Expense from interest-bearing liabilities:
  Interest on interest-bearing deposits.....................            (498)             185            (313)
  Interest on time deposits.................................            (732)             630            (102)
          Interest on other borrowings......................             (24)             148              124
                                                                   -----------     -----------     ------------
          Total interest expense............................          (1,254)             963            (291)
                                                                   -----------     -----------     ------------
          Net interest income...............................            (533)           1,970            1,437


      2003  Compared to 2002.  Net interest  income  increased by  approximately
$1,437,000 for the year ended December 31, 2003, or 21%. The increase in net interest income is due to an increase of $35.9 million in average interest-earning assets, an increase of 24%. During the same period, the increase in average interest-bearing liabilities was $33.1 million, an increase of 25%. The net interest margin decreased during the year from 4.56% to 4.44%. The decrease in the net interest margin reflects the volume of average interest-earning assets that were originated in years prior to 2003, therefore, during 2003, the net interest margin reflects past interest rate environments, as well as the current rate environment. Additionally, competition for loans and deposits has a direct effect on the net interest margin. The overall yield on interest-earning assets decreased by 73 basis points to 6.22% in 2003, and the rate paid on interest-bearing liabilities decreased 72 basis points to 2.01%, resulting in a net decrease in the interest rate spread of 1 basis points to 4.21%.

      The most significant increase in average interest-earning assets consisted of an increase of $40 million in average loans for the year ended December 31, 2003. The average rates paid on interest-earning assets has decreased moderately in 2003, as discussed previously. The most significant change was a 88 basis point decrease in the yield on loans in 2003.

      Average interest-bearing demand and savings deposits grew $10 million and average time deposits grew by $18 million for the year ended December 31, 2003. The average rate paid on these deposits in 2003 was 1.12% and 2.61%, down from 1.86% and 3.45%, respectively in 2002.

      The increase in net interest income of approximately $1,437,000 from the above table is due mainly to the increased volume of loans. There was an increase in interest and fees on loans of approximately $3,036,000 due to the above mentioned $40 million increase in total loans during the year. This increase in interest and fees on loans more than offset the decrease in this income due to the reduction of interest rates.

PROVISION FOR LOAN LOSSES

      For the year ended December 31, 2003, the provision for loan losses decreased by $44,945 to $735,000, compared to $779,945 for the prior year. The decrease in 2003 was based on management's evaluation of the overall allowance for loan losses. Due to a lack of historical charge off experience, and an increase in total loans in the amount of $33 million, management has continued to fund the allowance for loan losses with the intention of reaching a level comparable to peer banks, although the rate of increase has been reduced.

      The provision for loan losses is based on management's evaluation of economic conditions, volume and composition of the loan portfolio, the historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and adjusts the level of the allowance for loan losses. At December 31, 2003, the allowance for loan losses was believed to be adequate to provide for potential losses in the loan portfolio.

      The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's loan review officer on a quarterly basis.

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

      Asset quality was somewhat static for the year ended December 31, 2003. Nonaccrual loans as a percentage of total loans increased from 0.11% to 0.16% during 2003. The ratio of nonperforming assets to total loans decreased from 0.97% to 0.17% for the same period. At December 31, 2003, the allowance for loan losses as a percentage of total loans was 1.19% compared to 1.09% at December 31, 2002. The increase in the allowance for loan losses to total loans is reflective of the continued funding of the allowance for loan losses in order to achieve peer bank average levels.

      The allowance for loan losses at December 31, 2003, was approximately $2,142,000, a net increase of approximately $547,000 for the year. The net charge-offs increased from approximately $32,000 in 2002 to approximately $188,000 in 2003, representing a net charge-off ratio of 0.10% compared to 0.02% in 2002. The allowance to nonaccruing loans was 741% at December 31, 2003, and 1003% at December 31, 2002.

      The following table presents at the dates indicated the aggregate nonperforming loans for the following categories:


                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                       2003           2002           2001
                                                                                    -----------     ---------     -----------
                                                                                             (DOLLARS IN THOUSANDS)

Loans accounted for on a nonaccrual basis..........................................      289          $159              $0

Loans contractually past due ninety days or more as
   to interest or principal payments and still accruing............................    1,460            46              35

Loans,  the terms of which have been  renegotiated  to  provide a  reduction  or deferral of interest or principal because of deterioration in the financial
   position of the borrower........................................................        0             0               0

Loans now current about which there are serious
   doubts as to the ability of the borrower to comply
   with present loan repayment terms...............................................      182         2,424             968

           The reduction in interest income associated with nonaccrual loans as of December 31, 2003 is as follows:

Interest income that would have been recorded on
   nonaccrual loans under original terms...........................................   $8,916
Interest income that was recorded
   on nonaccrual loans.............................................................   $4,761
        Reduction in interest income...............................................   $4,155


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

      Following is a summary of the commitments outstanding at December 31, 2003 and 2002.
                                                        (Dollars in thousands)
                                                          2003          2002
                                                          ----          ----
Commitments to extend credit..........................   $37,906      $26,535
Standby letters of credit.............................     5,640        1,694
                                                         ------       -------
    TOTALS                                               $43,546      $28,229

      Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by $9 million at December 31, 2003 compared to 2002. This increase is due to the increase in the number of these types of loans and from present customers reducing their outstanding balance on existing loans.

      The following table summarizes the allowance for loan losses for each year.

                                                                                               DECEMBER 31,
                                                                          -----------------------------------------------------
                                                                              2003                 2002                    2001
                                                                              ----                 ----                    ----
                                                                                           (DOLLARS IN THOUSANDS)

Average balance of loans outstanding                                         162,133            $122,177               $88,638
Balance of allowance for loan losses at beginning of year............          1,595                 847                   571
Charge-offs:
   Real estate - mortgage............................................             10                  26                    35
   Consumer..........................................................            188                  19                    10
   Commercial........................................................              0                   0                   146

Recoveries:
   Real estate - mortgage............................................              4                   0                     0
   Consumer..........................................................              6                  13                     1
   Commercial........................................................              0                   0                     0

Net charge-offs......................................................            188                  32                   190
Additions to allowance charged to operations.........................            735                 780                   466
Balance of allowance charged to operations...........................          2,142               1,595                   847
Ratio of net loan charge-offs during the year to
   average loans outstanding during the year.........................          0.12%               0.03%                 0.96%

      The following table summarizes the allocation of the allowance for loan losses to types of loans as of the indicated dates.


                                                                   YEAR ENDED DECEMBER 31,
                      ---------------------------------------------------------------------------------------------------
                                       2003                                 2002                             2001
                      ---------------------------------------------------------------------------------------------------
                                             PERCENT OF                   PERCENT OF                        PERCENT OF
                                           LOANS IN EACH                  LOANS IN EACH                     LOANS IN EACH
                                            CATEGORY TO                   CATEGORY TO                       CATEGORY TO
                           AMOUNT           TOTAL LOANS     AMOUNT        TOTAL LOANS          AMOUNT       TOTAL LOANS
--------------------------------------------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Commercial............     $10,318             5.74%        $7,587          5.18%             $8,403           8.20%
Real estate...........     163,542            90.94%       132,792         90.73%             89,047          86.94%
Consumer..............       5,985             3.32%         5,989          4.09%              4,980           4.86%
                           -------           -------      --------        -------           --------         -------
                           179,845           100.00%      $146,368        100.00%           $102,430         100.00%


OTHER INCOME

      2003 Compared to 2002. Other income increased by approximately $148,000 in 2003, or 8%, compared to 2002. Deposit and service charge income increased by approximately $160,000 for the year ended December 31, 2003. This increase is due primarily to an increase of approximately $139,000 in NSF and overdraft fees.

OTHER EXPENSES

      2003 Compared to 2002. Noninterest expenses increased during 2003 by approximately $1,003,000 compared to the same period in 2002. Salaries and employee benefits increased by approximately $790,000 for the year. The increase in salaries and employee benefits includes normal increases in salaries, group insurance, payroll taxes, profit sharing and employee incentives along with increases directly related to an increased number of employees. The number of full-time equivalent employees increased by 91 to 102 as of December 31, 2003. Equipment and occupancy expenses combined increased by $150,000. The increase in equipment and occupancy expenses is related to the new branch which opened in Kodak, Tennessee, and the construction relating to the operation center.

BALANCE SHEET REVIEW

      2003 Compared to 2002. Total average assets increased in 2003 by $41 million, or 24%. The most significant increase in average assets came in the growth of the loan portfolio, which grew $40 million, or 33%. Total average interest-earning assets increased by $35.9 million, or 24% in 2003 as compared to 2002. Other average assets increased by $4 million in 2003 to $17 million.

      Total average deposits increased by $35 million, or 24%, which, for the most part, funded the asset growth. Average non-interest-bearing demand deposits increased by $7 million, or 33%, average interest-bearing demand and savings increased by $10 million, or 17%, and average time deposits increased by $18 million, or 26%.

      Stockholders' equity increased by approximately $1,486,000. This increase reflected net earnings of approximately $1,663,000. Accumulated other comprehensive income represents the net unrealized gains or (losses) on securities available-for-sale which decreased during 2003 by $180,094 to ($21,686), net related tax asset.

SECURITIES PORTFOLIO

           The carrying amounts of securities at the dates indicated are summarized as follows:

                                                         DECEMBER 31,
                                                 ---------------------------
                                                   2003      2002     2001
                                                 --------  -------- --------
                                                    (DOLLARS IN THOUSANDS)

U.S. government securities and agencies ........    6,546   $2,064  $19,072
Mortgage-backed securities......................   15,710  $22,560  $15,766


      The carrying amounts of securities in each category as of December 31, 2003, are shown in the following table according to maturity classifications.

                                                     U.S. GOVERNMENT SECURITIES
                                                       AND AGENCIES, INCLUDING
                                                     MORTGAGE-BACKED SECURITIES
                                                     ---------------------------
                                                              CARRYING
                                                               AMOUNT
                                                     ---------------------------
                                                       (DOLLARS IN THOUSANDS)
One year or less..................................            $   250
                                                                  269
After one year through five years.................                269
After five years through ten years................              3,385
After ten years...................................             18,352


LOAN PORTFOLIO

      TYPES OF LOANS

      The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.


                                                                        AT DECEMBER 31,
                                                                ----------------------------
                                                                  2003      2002      2001
                                                                --------  --------  --------
                                                                   (DOLLARS IN THOUSANDS)

Commercial, financial, agricultural.......................       10,489     $7,542    $8,403
Real estate - construction, development, vacation.........       44,086    $39,183   $24,060
Real estate - mortgage....................................      119,821    $93,609   $64,987
Consumer and other........................................        5,449     $6,034    $4,980

Less allowance for loan losses............................        2,142     $1,595      $847
Loans, net................................................      177,703   $144,773  $101,583


      MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

      Total loans as of December 31, 2003, are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                 (DOLLARS IN
MATURITY:                                                        THOUSANDS)
---------                                                        ----------

One year or less                                                    63,602
After one year through five years..............................     97,107
After five years...............................................     19,136


DEPOSITS

      The average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.


                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                           2003                         2002                        2001
                                               -------------------------------------------------------------------------------------
                                                   AMOUNT          RATE         AMOUNT          RATE         AMOUNT         RATE
                                               --------------- --------------------------------------------------------- -----------
                                                                              (DOLLARS IN THOUSANDS)

Noninterest-bearing demand deposits............       $27,946            0%         $21,046          0%          $15,720         0%
Interest-bearing demand and savings deposits...       $67,378         1.12%         $57,465       1.86%          $44,237      3.07%
Time deposits..................................       $87,602         2.61%         $69,432       3.45%          $53,705      5.58%
                                               ---------------              ----------------             ----------------
                                                     $182,926                      $147,943                     $113,662
                                               ===============              ================             ================

      The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003, are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through 12 months, and (4) over 12 months.

                                                              (DOLLARS IN
                                                               THOUSANDS)

Three months or less.........................................    $13,804
Over three months through six months.........................    $14,835
Over six months through 12 months............................     $9,056
Over 12 months...............................................    $11,654


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

      At December 31, 2003, the liquidity position of the Bank was considered adequate and within guidelines set forth in the Bank's liquidity policy.

REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to minimum capital standards as set forth by federal bank regulatory agencies.

      The Bank's capital for regulatory purposes differs from the Bank's equity as determined under generally accepted accounting principles. Generally, "Tier 1" regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while "Tier 2" capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Company's capital ratios and required minimums at December 31, 2003, are shown below:


                                                                    REGULATORY     MINIMUM
                                                                    REQUIREMENT    ACTUAL
                                                                    -----------    ----------

Tier 1 capital to risk adjusted assets.............................    4.00%         10.10%
Total capital to risk adjusted assets..............................    8.00%         11.64%
Tier 1 leverage ratio (to average quarterly assets)................    4.00%          8.87%


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

                        ANALYSIS OF INTEREST SENSITIVITY
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                    0 - 3       3 - 12    1 - 3      OVER 3
                                                    MONTHS      MONTHS    YEARS      YEARS      TOTAL
                                                   --------    -------- --------    --------   --------

Federal funds sold                                        0           0        0           0          0
Securities                                              605         767      269      20,615     22,256
Loans (1)                                           104,219      25,135   37,166      13,325    179,845
                                                   --------    -------- --------    --------   --------
        Total interest-earning assets
                                                   --------    -------- --------    --------   --------
Interest-bearing liabilities:
     Interest-bearing demand deposits                65,068           0        0           0     65,068
     Savings                                          5,758           0        0           0      5,758
     Time deposits                                   27,152      40,906   18,092       5,316     91,466
     Other borrowings                                 6,741       5,500        0           0     12,241
                                                   --------    -------- --------    --------   --------
        Total interest-bearing liabilities
                                                   --------    -------- --------    --------   --------

Interest rate sensitivity gap                           105    (20,504)   19,343      28,624     27,568
                                                   ========    ======== ========    ========   ========

Cumulative interest rate sensitivity gap                105    (20,399)  (1,056)      27,568
                                                   ========    ======== ========    ========

Interest rate sensitivity gap ratio                   0.10%    (79.16%)   51.67%      84.34%
                                                   ========    ======== ========    ========

Cumulative interest rate sensitivity gap ratio        0.10%    (78.75%)  (2.82%)      81.23%


(1)   Includes nonaccrual loans.

      The above table summarizes interest-sensitive assets and liabilities for the Bank as of December 31, 2003. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.

      At December 31, 2003, the Bank's cumulative one-year interest rate sensitivity gap ratio was (78.75%). This indicates that the interest-earning assets will reprice during this period at a rate slower than the interest-bearing liabilities. The Bank's experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. The Bank has a base of core deposits consisting of interest bearing checking accounts and passbook savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.

RETURN ON ASSETS AND EQUITY

      The following table summarizes the return on average assets and return on average equity for the years ended December 31, 2003, 2002 and 2001.

                                                         FOR THE YEARS ENDING
                                                              DECEMBER 31,
                                                       ------------------------
                                                        2003      2002    2001
                                                       ------    ------  ------

Return on Average Assets ............................   0.88%    0.90%    0.88%
Return on Average Equity.............................  13.73%   12.13%   10.50%
Average Equity as a Percentage of Average Assets.....   6.40%    7.38%    8.74%


OFF-BALANCE SHEET ARRANGEMENTS

      Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to "Commitments and lines of credit."

EFFECTS OF INFLATION

      The Bank's consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and operational results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

      Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Bank's volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

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


ITEM 8A.  CONTROLS AND PROCEDURES

      The Company's principal executive and principal financial officers believe that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2003.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information appearing under the heading "Election of Directors' and the subheadings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (the "2004 Proxy Statement") relating to the annual meeting of shareholders of the Company, scheduled to be held on May 11, 2004, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

      The information appearing under the heading "Compensation of Executive Officers and Directors" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information appearing under the heading "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing under the caption "Certain Relationships and Transactions" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as a part of or incorporated by reference in this report:

        Exhibit No.           Description of Exhibit

       2.1 Plan of Reorganization dated March 28, 2003, by and between the Registrant and Mountain National Bank (included as Exhibit
                  2.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

       2.2 Amendment to Plan of Reorganization dated July 1, 2003 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

       3.1        Charter  of  Incorporation  of  the  Registrant  (included  as
                  Exhibit 3.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

       3.2 Bylaws of the Registrant (included as Exhibit 3.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

      10.1 Stock Option Plan of the Registrant (included as Exhibit 10.1 to the Registrant's Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

      10.2        Employment  Agreement  of  Dwight  B.  Grizzell  (included  as
                  Exhibit 10.2 to the Registrant's Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

      10.3 Stock Option Agreement of Dwight B. Grizzell (assumed by Registrant) (included as Exhibit 10.3 to the Registrant's Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

        21        Subsidiaries of the Registrant

      31.1        Certificate   of  CEO   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002

      31.2        Certificate   of  CFO   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002

      32.1        Certificate   of  CEO   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2003

      32.2        Certificate   of  CFO   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2003.

         *        Denotes   management   contract   or   compensatory   plan  or
                  arrangement.

        (b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information appearing under the caption "Ratification of Independent Public Accountants" in the 2004 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MOUNTAIN NATIONAL BANCSHARES, INC.
                                                    (Registrant)

                                        By: /s/ Dwight B. Grizzell
                                            ----------------------
                                            Dwight B. Grizzell
                                            President and Chief
                                            Executive Officer
                                            Date:  March 30, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ Dwight B. Grizzell                              Date:  March 30, 2004
-----------------------------------------
Dwight B. Grizzell, President,
Chief Executive Officer and Director
[Principal Executive Officer]


       /s/ Rick Hubbs                                      Date:  March 30, 2004
-----------------------------------------
Rick Hubbs, Vice President and
Controller
[Principal Financial Officer and
Principal Accounting Officer]


       /s/ James F. Bookstaff                              Date:  March 30, 2004
-----------------------------------------
James E. Bookstaff, Director


       /s/ Gary A. Helton                                  Date:  March 30, 2004
-----------------------------------------
Gary A. Helton, Director


       /s/ Bruce M. Johnson                                Date:  March 30, 2004
-----------------------------------------
Bruce M. Johnson, Director

       /s/ Charlie R. Johnson                              Date:  March 30, 2004
-----------------------------------------
Charlie R. Johnson, Director


       /s/ Sam L. Large                                    Date:  March 30, 2004
-----------------------------------------
Sam L. Large, Director


       /s/ Jeffrey J. Monson                               Date:  March 30, 2004
-----------------------------------------
Jeffrey J. Monson, Director


       /s/ Linda N. Ogle                                   Date:  March 30, 2004
-----------------------------------------
Linda N. Ogle, Director


       /s/ Michael C. Ownby                                Date:  March 30, 2004
-----------------------------------------
Michael C. Ownby, Director


       /s/ John R. Parker                                  Date:  March 30, 2004
-----------------------------------------
John R. Parker, Director


       /s/ Ruth Reams                                      Date:  March 30, 2004
-----------------------------------------
Ruth Reams, Director


       /s/ Barbara S. Stevens                              Date:  March 30, 2004
-----------------------------------------
Barbara S. Stevens, Director

                       MOUNTAIN NATIONAL BANCSHARES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2003

                                    CONTENTS

                                                                      Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      1

FINANCIAL STATEMENTS

    Consolidated balance sheets                                         2
    Consolidated statements of income                                   3
    Consolidated statements of changes in stockholders' equity          4
    Consolidated statements of cash flows                               5
    Notes to consolidated financial statements                        6-30

               Report of Independent Certified Public Accountants
               --------------------------------------------------

To the Stockholders and
 Board of Directors
Mountain National Bancshares, Inc.
Chattanooga, Tennessee

      We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain National Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


HAGLETT, LEWIS & BEITER, PLLC

Chattanooga, Tennessee
January 16, 2004

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

---------------------------------------------------------------------------------------------------------------

                                                                            2003                       2002
                                                                        ------------               ------------
          ASSETS

Cash and due from banks                                                  $ 5,968,609                $ 4,944,524
Federal funds sold                                                                 -                 10,225,000
                                                                        ------------               ------------

          Total cash and cash equivalents                                  5,968,609                 15,169,524

Securities available for sale                                             22,255,902                 24,624,148
Restricted investments, at cost                                            1,245,105                    963,300
Loans, net of unearned interest and allowance for loan losses            177,703,487                144,773,151
Premises and equipment                                                    12,020,937                 10,409,935
Accrued interest receivable                                                  922,283                    839,857
Cash surrender value of life insurance                                     3,086,065                  2,928,248
Other assets                                                               1,266,287                    375,681
                                                                        ------------               ------------

          Total assets                                                  $224,468,675               $200,083,844
                                                                        ============               ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits                                 $ 34,637,363               $ 24,973,285
    NOW accounts                                                          12,235,763                  9,468,946
    Money market accounts                                                 52,832,296                 51,670,265
    Savings accounts                                                       5,758,202                  3,262,205
    Time deposits                                                         91,466,434                 86,513,602
                                                                        ------------               ------------

          Total deposits                                                 196,930,058                175,888,303

Federal funds purchased                                                    4,400,000                           -
Securities sold under agreements to repurchase                             2,340,580                  1,999,637
Accrued interest payable                                                     222,671                    316,715
Notes payable                                                              5,671,000                  6,000,000
Federal Home Loan Bank advances                                                    -                  2,000,000
Other liabilities                                                            405,676                    866,436
                                                                        ------------               ------------

          Total liabilities                                              209,969,985                187,071,091
                                                                        ------------               ------------

Stockholders' equity:
    Common stock, $1.00 par value; 2,400,000 shares
       authorized; shares issued and outstanding
       1,260,702 in 2003 and 1,200,000 in 2002                             1,260,702                  1,200,000
    Additional paid-in capital                                            11,992,294                 10,800,000
    Retained earnings                                                      1,267,380                    854,345
    Accumulated other comprehensive income                                   (21,686)                   158,408
                                                                        ------------               ------------

          Total stockholders' equity                                     14,498,690                  13,012,753
                                                                        ------------               ------------

          Total liabilities and stockholders' equity                    $224,468,675               $200,083,844
                                                                        ============               ============


          The Notes to Consolidated Financial Statements are an integral part of these statements.



                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2003 and 2002
---------------------------------------------------------------------------------------------------------------
                                                                            2003                       2002
                                                                        ------------               ------------
INTEREST INCOME
    Loans                                                               $ 10,836,297               $  9,231,073
    Securities                                                               852,567                  1,271,049
    Federal funds sold and deposits in other banks                             9,972                     51,039
                                                                        ------------               ------------

                                                                          11,698,836                 10,553,161

INTEREST EXPENSE                                                           3,322,733                  3,614,476
                                                                        ------------               ------------

       Net interest income                                                 8,376,103                  6,938,685

Provision for loan losses                                                    735,000                    779,945
                                                                        ------------               ------------

       Net interest income after provision for loan losses                 7,641,103                  6,158,740
                                                                        ------------               ------------
NONINTEREST INCOME
    Service charges on deposit accounts                                      991,571                    829,901
    Other fees and commissions                                               354,947                    289,081
    Gain on sale of mortgage loans                                           454,412                    371,249
    Gain on securities available for sale                                     85,272                    294,924
    Other noninterest income                                                 136,772                     89,338
                                                                        ------------               ------------

                                                                           2,022,974                  1,874,493
                                                                        ------------               ------------
NONINTEREST EXPENSES
    Salaries and employee benefits                                         4,014,432                  3,224,256
    Occupancy expenses                                                       518,104                    454,420
    Other operating expenses                                               2,529,355                  2,379,871
                                                                        ------------               ------------

                                                                           7,061,891                  6,058,547
                                                                        ------------               ------------

       Income before income taxes                                          2,602,186                  1,974,686

Income taxes                                                                 938,910                    565,704
                                                                        ------------               ------------

       Net income                                                        $ 1,663,276               $  1,408,982
                                                                        ============               ============

EARNINGS PER SHARE
    Basic                                                                     $ 1.32               $       1.12
    Diluted                                                                     1.24                       1.08
                                                                        ============               ============

            The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.



                                        MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            Years Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Total
                                                                        Comprehensive              Stockholders'          Common
                                                                           Income                     Equity               Stock
                                                                        ------------               ------------        ------------

BALANCE, December 31, 2001                                                                         $ 11,521,454        $ 6,000,000

    Conversion of Mountain National Bank common
       stock to Mountain National Bancshares, Inc.
       common stock                                                                                           -         (4,800,000)

    Comprehensive income:
       Net income                                                        $ 1,408,982                  1,408,982                  -

       Other comprehensive income, net of tax:
          Unrealized holding gains (losses) on
             securities available for sale, net of
             reclassification adjustment                                      82,317                     82,317                  -
                                                                        ------------               ------------        ------------

       Total comprehensive income                                        $ 1,491,299
                                                                         ===========

BALANCE, December 31, 2002                                                                           13,012,753          1,200,000

    Declaration of 5% stock dividend                                                                     (7,245)            59,702

    Exercise of stock options                                                                            10,000              1,000

    Comprehensive income:
       Net income                                                        $ 1,663,276                  1,663,276                  -

       Other comprehensive income, net of tax:
          Unrealized holding gains (losses) on
             securities available for sale, net of
             reclassification adjustment                                    (180,094)                  (180,094)                 -
                                                                        ------------               ------------       ------------

       Total comprehensive income                                        $ 1,483,182
                                                                        ============

BALANCE, December 31, 2003                                                                         $ 14,498,690        $ 1,260,702

                                                                                                   ============       ============


                                                                                                                       Accumulated
                                                                          Additional                 Retained             Other
                                                                           Paid-in                   Earnings          Comprehensi
                                                                           Capital                   (Deficit)           Income
                                                                        ------------               ------------        ------------

BALANCE, December 31, 2001                                               $ 6,000,000                $  (554,637)          $ 76,091

    Conversion of Mountain National Bank common
       stock to Mountain National Bancshares, Inc.
       common stock                                                        4,800,000                          -                  -

    Comprehensive income:
       Net income                                                                  -                  1,408,982                  -

       Other comprehensive income, net of tax:
          Unrealized holding gains (losses) on
             securities available for sale, net of
             reclassification adjustment                                           -                          -             82,317
                                                                        ------------               ------------        ------------

       Total comprehensive income


BALANCE, December 31, 2002                                                10,800,000                    854,345            158,408

    Declaration of 5% stock dividend                                       1,183,294                 (1,250,241)                 -

    Exercise of stock options                                                  9,000                          -                  -

    Comprehensive income:
       Net income                                                                  -                  1,663,276                  -

       Other comprehensive income, net of tax:
          Unrealized holding gains (losses) on
             securities available for sale, net of
             reclassification adjustment                                           -                          -           (180,094)
                                                                        ------------               ------------        ------------

       Total comprehensive income

BALANCE, December 31, 2003                                              $ 11,992,294                $ 1,267,380          $ (21,686)
                                                                        ============               ============        ============

                        The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

                                                 MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       2003                2002
                                                                                                   ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                                      $ 1,663,276        $ 1,408,982
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                                                  643,385            548,473
          Net realized (gains) losses on securities available for sale                                  (85,272)          (294,924)
          Net amortization on securities available for sale                                             504,226            285,659
          Provision for loan losses                                                                     735,000            779,945
          Gain on sale of other real estate                                                            (103,623)                 -
          Deferred income taxes                                                                         (74,190)          (168,696)
          Increase in cash surrender value of life insurance                                           (157,817)                 -
          Change in operating assets and liabilities:
            Accrued interest receivable                                                                 (82,426)           187,010
            Accrued interest payable                                                                    (94,044)             26,575
            Other assets and liabilities                                                               (469,194)           850,937
                                                                                                   ------------        -----------

               Net cash provided by operating activities                                              2,479,321          3,623,961
                                                                                                   ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of securities available for sale                                                      (19,728,511)       (25,864,319)
    Purchases of other investments                                                                     (452,805)          (250,838)
    Proceeds from sales, maturities, and calls
       of securities available for sale                                                              21,497,709         36,219,877
    Net increase in loans                                                                           (35,118,336)       (43,970,410)
    Purchase of premises and equipment                                                               (2,254,387)        (2,791,779)
    Purchase of life insurance                                                                                -         (2,900,000)
    Proceeds from sale of other real estate                                                             919,641                  -
                                                                                                   ------------        -----------

               Net cash used in investing activities                                                (35,136,689)       (39,557,469)
                                                                                                   ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                                         21,041,755         33,356,652
    Payments on notes payable                                                                        (6,000,000)                 -
    Proceeds from notes payable                                                                       5,671,000          6,000,000
    Net (decrease) increase in Federal Home Loan Bank advances                                       (2,000,000)         2,000,000
    Proceeds from federal funds purchased                                                             4,400,000                  -
    Net increase in securities sold under
      agreements to repurchase                                                                          340,943            706,434
    Proceeds from sale of common stock                                                                   10,000                  -
    Redemption of fractional shares                                                                      (7,245)                 -
                                                                                                   ------------        -----------

               Net cash provided by financing activities                                             23,456,453         42,063,086
                                                                                                   ------------        -----------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                                 (9,200,915)         6,129,578

CASH AND CASH EQUIVALENTS, beginning of year                                                         15,169,524          9,039,946
                                                                                                   ------------        -----------

CASH AND CASH EQUIVALENTS, end of year                                                              $ 5,968,60        $ 15,169,524
                                                                                                   ===========        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                                          $ 3,416,777       $  2,924,663
    Cash paid during the year for taxes                                                               1,453,355             48,134
                                                                                                   ============       ============

                        The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 1.    Summary of Significant Accounting Policies

           The accounting and reporting policies of Mountain National Bancshares, Inc. and subsidiary (Company) conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

           Nature of operations and geographic concentration:

           The Company is a bank-holding company which owns all of the outstanding common stock of Mountain National Bank (Bank). The Bank provides a variety of financial services through its branch offices located in Sevier County, Tennessee. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.

           Principles of consolidation:

           The  consolidated  financial  statements  include the accounts of the
           Company  and  the  Bank.  All  material   intercompany  accounts  and
           transactions have been eliminated in consolidation.

           Use of estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

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

           Loans:

           Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

           Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 1.    Summary of Significant Accounting Policies (continued)

           Loans: (continued)

           The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans and other personal loans are typically charged off no later than 90 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

           All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 1.    Summary of Significant Accounting Policies (continued)

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

           Income taxes:

           Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

           Statements of cash flows:

           The Bank considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

           Reclassifications:

           Certain amounts reported in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

           Advertising costs:

           The Company expenses all advertising costs as incurred. Advertising expense was $190,412 and $171,017 for the years ended December 31, 2003 and 2002, respectively.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 1.    Summary of Significant Accounting Policies (continued)

           Stock-based compensation:

           At December 31, 2003, the Company has a stock-based compensation plan, which is described more fully in Note 14. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the plan. No stock-based employee compensation is reflected in net income as all options granted under this plan had an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                                         2003               2002
                                                                                       ----------        ----------

           Net income, as reported                                                     $1,663,276        $1,408,982

           Effect of stock-based employee compensation
               expense determined under fair value method
               for all awards, net of the related tax effects                             (40,262)          (30,283)
                                                                                       ----------        ----------

           Pro forma net income                                                        $1,623,014        $1,378,699
                                                                                       ==========        ==========

            Earnings per share:
               Basic-as reported                                                            $1.32             $1.12
                                                                                       ==========        ==========
               Basic-pro forma                                                              $1.29             $1.09
                                                                                       ==========        ==========

               Diluted-as reported                                                          $1.24             $1.08
                                                                                       ==========        ==========
               Diluted-pro forma                                                            $1.21             $1.06
                                                                                       ==========        ==========

           Securities sold under agreements to repurchase:

           The  Bank  enters  into  sales  of  securities  under  agreements  to
           repurchase   identical   securities  the  next  day.  The  securities
           underlying the agreements are book-entry securities.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 2.    Securities

           Securities have been classified in the balance sheet according to management's intent as securities available for sale.

           The amortized cost and approximate market value of securities available for sale at December 31, 2003 and 2002, is as follows:


                                                                                   2003
                                                       --------------------------------------------------------------
                                                                         Gross           Gross
                                                         Amortized      Unrealized      Unrealized         Market
                                                          Cost            Gains           Losses           Value
                                                       ------------     -----------    ------------    --------------

              U.S. Government securities               $    514,607       $  4,222     $      (157)      $    518,672

              U.S. Government agencies                    6,051,237         25,781         (49,756)         6,027,262

              Mortgage-backed securities                 15,725,035         66,893         (81,960)        15,709,968
                                                       ------------      ---------      ----------       ------------

                                                        $22,290,879      $  96,896       $(131,873)       $22,255,902
                                                        ===========      =========       =========        ===========


                                                                                   2002
                                                       --------------------------------------------------------------
                                                                          Gross           Gross
                                                         Amortized      Unrealized      Unrealized          Market
                                                           Cost           Gains           Losses            Value
                                                       ------------     -----------    ------------      ------------

              U.S. Government securities               $    522,592      $   9,206      $        -        $   531,798

              U.S. Government agencies                    1,520,314         12,341               -          1,532,655

              Mortgage-backed securities                 22,325,745        239,340          (5,390)        22,559,695
                                                       ------------      ---------      ----------       ------------

                                                        $24,368,651       $260,887      $   (5,390)       $24,624,148
                                                        ===========       ========      ==========        ===========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 2.    Securities (continued)

           At December 31, 2003 and 2002, securities with a carrying value of approximately $16,810,000 and $1,515,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

           At December 31, 2003 and 2002, the carrying amount of securities pledged to secure repurchase agreements was approximately $3,761,548 and $2,431,740, respectively.

           The amortized cost and estimated market value of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized          Market
                                                      Cost             Value
                                                  ------------      -----------
              Due in one year or less             $    250,157      $   250,000
              Due from one year to five years          264,450          268,672
              Due from five years to ten years       3,053,684        3,077,100
              Due after ten years                    2,997,553        2,950,162
                                                  ------------      -----------

                                                     6,565,844        6,545,934
              Mortgage-backed securities            15,725,035       15,709,968
                                                  ------------     ------------

                                                   $22,290,879      $22,255,902

           Proceeds from the sale of securities available for sale were $4,980,692 for 2003 and $17,183,046 for 2002. Gross gains realized on those sales were $85,272 in 2003 and $296,728 in 2002. Gross losses on those sales were $1,804 in 2002.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


Note 3.    Loans and Allowance for Loan Losses

      At December 31, 2003 and 2002, the Bank's loans consist of the following (in thousands):

                                                                        2003              2002
                                                                     -----------       ----------
                Mortgage loans on real estate:
                  Residential 1-4 family                              $  23,962        $   17,491
                  Residential multifamily                                 7,103             5,857
                  Commercial                                             75,819            59,710
                  Construction                                           44,086            39,183
                  Second mortgages                                        1,572               646
                  Equity lines of credit                                 11,365             9,950
                                                                     ----------        ----------

                                                                        163,907           132,837
                                                                     ----------        ----------

                Commercial loans                                         10,489             7,542
                                                                     ----------        ----------

                Consumer installment loans:
                  Personal                                                4,521             5,096
           Credit cards                                                     928               893
                                                                     ----------        ----------

                                                                          5,449             5,989
                                                                     ----------        ----------

                Total loans                                             179,845           146,368
                Less:  Allowance for loan losses                         (2,142)           (1,595)
                                                                     ----------        ----------
                Loans, net                                             $177,703          $144,773
                                                                     ==========        ==========
           A summary of  transactions  in the  allowance
            for loan losses for the years ended December 31,
            2003 and 2002, is as follows:
                                                                        2003              2002
                                                                     -----------       -----------

                Balance, beginning of year                           $1,594,956       $   846,699

                  Provision for loan losses                             735,000           779,945
                  Loans charged-off                                    (198,412)          (45,052)
                  Recoveries of loans previously charged-off             10,239            13,364
                                                                     -----------      ------------
                Balance, end of year                                 $2,141,783       $ 1,594,956
                                                                     ==========       ============


                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 3.    Loans and Allowance for Loan Losses (continued)

           The Bank's only significant concentration of credit at December 31, 2003, occurred in real estate loans which totaled approximately $163,907,000. While real estate loans accounted for 91 percent of total loans, these loans were primarily residential mortgage loans, commercial loans secured by commercial properties and consumer loans. A minor portion of these loans were for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.

           In the normal course of business, the Bank makes loans to executive officers and directors and their affiliates of the Bank on
           substantially   the  same  terms,   including   interest  rates  and
           collateral,   as   those   prevailing  at  the  time  for  comparable
           transactions with other borrowers. Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $5,693,000 and $4,506,000 at December 31, 2003 and 2002, respectively.

           Impaired loans without a valuation allowance were insignificant in relation to the Bank's loan portfolio at December 31, 2003 and 2002.

           Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2003 and 2002.


Note 4.    Bank Premises and Equipment

           A summary of bank premises and equipment at December 31, 2003 and 2002, is as follows:

                                                                  2003                 2002
                                                             --------------       -------------
                    Land                                      $   3,114,492       $   3,015,032
                    Buildings and improvements                    7,541,337           5,879,156
                    Furniture, fixtures and equipment             3,305,130           2,922,057
                                                             --------------       -------------

                                                                 13,960,959          11,816,245
                    Accumulated depreciation                     (1,940,022)         (1,406,310)
                                                             --------------       -------------
                                                                $12,020,937         $10,409,935


           Depreciation expense for the years ended December 31, 2003 and 2002, amounted to $643,385and $548,473, respectively.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 5.    Time Deposits

           The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003, was approximately $49,348,000.

           At December 31, 2003, the scheduled maturities of time deposits are as follows:

                                          2004              $68,248,568
                                          2005               11,737,908
                                          2006                6,188,379
                                          2007                1,557,773
                                          2008                3,733,806
                                                          -------------

                                          Total             $91,466,434
                                                            ===========


Note 6.    Income Taxes

           The Company files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary's allocated portion of the consolidated tax liability is computed as if it were reporting income and expenses to the Internal Revenue Service as a separate entity.

           Income tax expense in the statements of income for the years ended December 31, 2003 and 2002, consists of the following:

                                                           2003          2002
                                                       ----------    ----------

           Current tax expense                         $1,013,100    $  734,400
           Deferred tax expense (benefit) related to:
             Depreciation                                  87,200       122,100
             Provision for loan losses                   (158,000)     (132,400)
             Net operating loss carryforward                    -      (194,800)
             Amortization                                  48,400        52,800
             Other                                        (51,790)      (16,396)
                                                       ----------    ----------
           Income tax expense                          $  938,910    $  565,704
                                                       ==========    ==========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


Note 6.    Income Taxes (continued)

           Income tax expense is different from expected income tax expense computed by multiplying income before income taxes by the statutory federal income tax rates. The reasons for this difference are as follows:

                                                                             2003            2002
                                                                         -----------     -----------

     Expected tax at statutory rates                                        $884,700      $  671,400

     Increase (decrease) resulting from tax effect of:
       State income taxes, net of federal tax benefit                        106,900          62,200

       Tax benefit of tax operating loss carryforward
         realized (reduction in deferred tax asset
         valuation allowance)                                                      -        (194,800)

       Increase in cash surrender value of life insurance                    (55,900)        (24,400)

       Other                                                                   3,210          51,304
                                                                         -----------     -----------

       Income tax expense                                                   $938,910      $  565,704
                                                                         ===========     ===========

 Significant  components  of the  Company's  deferred
 tax  assets and liabilities at
December 31, 2003 and 2002, were as follows:
                                                                            2003              2002
                                                                         -----------     -----------

     Deferred tax assets:
       Provision for loan losses                                           $(383,464)      $(225,511)
       Deferred compensation                                                 (23,302)              -
       Other                                                                       -          (4,238)
                                                                         -----------     -----------

         Total deferred tax assets                                          (406,766)       (229,749)
                                                                         -----------     -----------

     Deferred tax liabilities:
       Accelerated depreciation                                              362,021         274,865
       Other                                                                  15,671               -
                                                                         -----------     -----------

         Total deferred tax liabilities                                      377,692         274,865
                                                                         -----------     -----------

         Net deferred tax (asset) liability                               $  (29,074)     $   45,116
                                                                         ===========     ===========


                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 7.    Federal Home Loan Bank Advances

           The Bank has an agreement with the Federal Home Loan Bank (FHLB) that can provide short-term and long-term funding to the Bank in an amount up to $13,000,000. The Bank's portfolio of one to four single-family mortgages has been pledged as collateral for any advances based upon an agreement to maintain a collateral to loan ratio of 125%. There were no advances from FHLB at December 31, 2003.

Note 8.    Notes Payable

           During November 2003, the Company issued floating rate junior subordinated debt securities totaling $5,671,000. Interest on these debt securities is payable quarterly at the three-month LIBOR rate plus 305 basis points. The entire principal balance is due December 31, 2003, and principal may be repaid without penalty at any time after December 31, 2008.

           At December 31, 2002, the Company had a note payable of $6,000,000 to a correspondent bank. Interest on the note was payable quarterly at the prime rate less 0.50%. All of the Company's common stock in Mountain National Bank was pledged as collateral on the loan. This loan was repaid during November 2003.

Note 9.    Leases

           The Bank is leasing the land on which its Gatlinburg branch is located under a noncancelable lease agreement that expires in 2013. This lease agreement contains renewal options for twelve additional five-year terms.

           In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and property on which it has placed automated teller machines. These leases expire at various dates through 2010 and contain various renewal options. Total rental expense under all operating leases was $118,574 in 2003 and $113,816 in 2002.

           The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002:

                                          2004                   $  96,817
                                          2005                     100,838
                                          2006                      99,978
                                          2007                     101,379
                                          2008                      99,222
                                          Thereafter               265,784
                                                                 ---------

                                          Total                   $764,018
                                                                  ========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 10.   Employee Benefit Plan

           The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank's contribution to the plan is discretionary and was $52,970 for 2003 and $42,820 for 2002.


Note 11. Financial Instruments With Off-Balance-Sheet Risk

           In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2003, commitments under standby letters of credit and undisbursed loan commitments aggregated of approximately $43,546,000.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

           Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

           The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2003 or 2002.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

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

           Securities available for sale:

           The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

           Restricted investments:

           Restricted investments consist of Federal Home Loan Bank, Federal Reserve Bank, and The Bankers Bank stock and the carrying amount approximates fair value based on the stock redemption provisions of each of the entities.

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

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 12. Fair Value of Financial Instruments (continued)

           Cash surrender of life insurance:

           The estimated value of cash surrender value of life insurance approximates its carrying value.

           Deposits:

           The fair value of deposits with no stated maturity, such as demand deposits, money market accounts, and savings deposits, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

           Federal funds purchased and securities sold under agreements to repurchase:

           The estimated value of these liabilities, which are extremely short term, approximates their carrying value.

           Notes payable:

           For the notes payable with a floating interest rate tied to LIBOR, the carrying amounts are considered a reasonable estimate of fair value.

           Federal Home Loan Bank advances:

           The carrying amounts of the FHLB advances approximate their fair value.

           Commitments to extend credit, letters of credit and lines of credit:

           The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

                                                      2003                       2002
                                             -----------------------    ------------------------
                                              Carrying    Estimated     Carrying      Estimated
                                              Amount     Fair Value      Amount       Fair Value
                                             ---------   ----------     ----------   -----------
 Assets:
   Cash and cash equivalents                 $   5,969    $   5,969      $  15,170   $   15,170
   Securities available for sale                22,256       22,256         24,624       24,624
   Restricted investments                        1,245        1,245            963          963
   Loans                                       177,703      177,673        144,773      148,001
   Cash surrender value of life insurance        3,086        3,086          2,928        2,928


                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 12. Fair Value of Financial Instruments (continued)

                                                         2003                        2002
                                               ----------------------      ------------------------
                                               Carrying    Estimated        Carrying    Estimated
                                               Amount     Fair Value        Amount      Fair Value
                                               --------   ----------       ---------  -------------
Liabilities:
  Noninterest-bearing demand deposits         $  34,638    $  34,638      $  24,973   $  24,973
  NOW accounts                                   12,236       12,236          9,469       9,469
  Savings and money market accounts              58,590       58,590         54,932      54,932
  Time deposits                                  91,466       92,022         86,514      87,434
  Notes payable                                   5,671        5,671          6,000       6,000
  Federal funds purchased and securities
    sold under agreements to repurchase           6,741        6,741          2,000       2,000
  Federal Home Loan Bank advances                     -            -          2,000       2,000

  Unrecognized financial instruments
     (net of contract amount):
      Commitments to extend credit                    -            -              -           -
      Letters of credit                               -            -              -           -
      Lines of credit                                 -            -              -           -


Note 13.   Liquidity and Capital Resources

           The Company's primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank. Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, may limit the amount of dividends the Bank may pay without prior approval. It is management's intention to limit the amount of dividends paid in order to maintain compliance with capital guidelines and to maintain a strong capital position in the Bank.

Note 14.   Stock Option Plans

           The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The purchase price shall not be less than 100 percent of the fair value of the common stock on the date of grant. The maximum number of shares that can be sold or optioned under the plan is 262,500.

           During 1998, the Company granted to key officers and employees incentive stock options to purchase 144,635 shares of the Bank's common stock at $9.52 per share. Such option agreements provide that the Bank must meet certain performance goals before any of the options are exercisable. Once the performance goals have been met, the options will become vested in equal amounts over periods of five to six years. If not exercised, such options will expire by December 2008.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 14.   Stock Option Plans (continued)

           During 2003, the Company granted certain employees of the Bank incentive stock options to purchase 33,500 shares of the Bank's common stock at $14.29 per share. These options vest in equal amounts over five years and, if not exercised, will expire in 2013.

           In addition, the Company has granted to non-employee organizers of the Bank non-qualified stock options to purchase 56,114 shares of the Bank's common stock at $9.52 per share. Such option agreements vest equally over three years beginning in 1999.
           A summary of activity in the Company's stock option plan for the years ended December 31, 2003 and 2002, is as follows:


                                                        Outstanding Options                 Exercisable Options
                                                   --------------------------------    ------------------------------
                                                     Number       Weighted Average                 Weighted Average
                                                     of Shares     Exercise Price      Number       Exercise Price
                                                   -----------  -------------------    ------     -------------------

              Outstanding, December 31, 2001          211,249          $ 9.63            85,040          $ 9.58
              Options granted                               -               -                 -               -
              Options rescinded                       (38,400)          10.00                 -               -
              Options which became exercisable              -               -            19,326            9.52
                                                     --------                          --------

              Outstanding, December 31, 2002          172,849            9.55           104,366            9.57
              Options granted                          33,500           14.29                 -               -
              Options which became exercisable              -               -            25,626            9.75
              Options exercised                        (1,000)          10.00            (1,000)          10.00
              Options rescinded                        (2,000)          14.29                 -               -
                                                     --------                          --------

              Outstanding, December 31, 2003          203,349           10.28           128,992            9.79
                                                      =======                           =======

           The  stock  option   agreements   state  that  upon   termination  of
           employment, employees have 90 days to exercise any stock options vested as of the termination date.

           The weighted-average fair value per share of options granted during the year was $3.57, for the year ended December 31, 2003. At December 31, 2003, the range of exercise prices of outstanding options issued was $9.52 - $14.29. The weighted average remaining contractual life of all options is 5.52 years.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 Dividend yield                     0.00%
                                 Expected life                    6.5 years
                                 Expected volatility                 10%
                                 Risk-free interest rate            4.10%

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 15. Regulatory Matters

           The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

           As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's prompt corrective action category for bank capital.

           The Company's and the Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

                                                                                                  For Capital
                                                                        Actual                  Adequacy Purposes
                                                                  --------------------        ----------------------
                                                                  Amount        Ratio         Amount         Ratio
                                                                  ------      ---------       ------       ---------
           As of December 31, 2003:
              Total capital to risk-weighted assets:
                Consolidated                                       $22,303      11.64%        $15,323        8.00%
                Mountain National Bank                              21,795      11.39%         15,303        8.00%

              Tier I capital to risk-weighted assets:
                Consolidated                                        19,345      10.10%          7,661        4.00%
                Mountain National Bank                              19,653      10.27%          7,651        4.00%

              Tier I capital to average assets:
                Consolidated                                        19,345       8.87%          8,728        4.00%
                Mountain National Bank                              19,653       9.01%          8,725        4.00%


                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 15. Regulatory Matters (continued)

                                                                                                 For Capital
                                                                         Actual                Adequacy Purposes
                                                                  ---------------------       ----------------------
                                                                  Amount        Ratio         Amount         Ratio
                                                                  ------      ---------       ------       ---------
           As of December 31, 2002:
              Total capital to risk-weighted assets:
                Consolidated                                       $14,449       9.22%        $12,541        8.00%
                Mountain National Bank                              20,377      13.16%         12,392        8.00%

              Tier I capital to risk-weighted assets:
                Consolidated                                        12,854       8.20%          6,271        4.00%
                Mountain National Bank                              18,782      12.13%          6,196        4.00%

              Tier I capital to average assets:
                Consolidated                                        12,854       6.67%          7,704        4.00%
                Mountain National Bank                              18,782       9.75%          7,704        4.00%


Note 16.   Other Comprehensive Income

           Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2003 and 2002, is as follows:

                                                                                            Tax
                                                                      Before-Tax         (Expense)        Net-of-Tax
                                                                        Amount            Benefit           Amount
                                                                    ------------        -----------       ----------

              Year ended December 31, 2003:
                Unrealized holding gains and losses
                  arising during the period                            $(205,202)        $  77,977         $(127,225)
                Less reclassification adjustment for
                  gains realized in net income                            85,272           (32,403)           52,869
                                                                     -----------         ---------       -----------

                                                                       $(290,474)         $110,380         $(180,094)
                                                                       =========          ========         =========

              Year ended December 31, 2002:
                Unrealized holding gains and losses
                  arising during the period                           $  427,693         $(162,523)       $  265,170

                Less reclassification adjustment for
                  gains realized in net income                           294,924          (112,071)          182,853
                                                                      ----------        ----------        ----------

                                                                      $  132,769        $  (50,452)      $    82,317
                                                                      ==========        ==========       ===========

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 17. Earnings Per Common Share

           Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

           Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

           Earnings per common share have been computed based on the following:


                                                                              2003                2002
                                                                           ----------         ----------

              Net income applicable to common stock                        $1,663,276         $1,408,982
                                                                           ==========         ==========

              Average number of common shares outstanding                   1,259,801          1,259,702
              Effect of dilutive stock options                                 83,896             40,792
                                                                           ----------         ----------

              Average number of common shares outstanding used
                to calculate diluted earnings per common share              1,343,697          1,300,494
                                                                           ==========         ==========


Note 18.   Adoption of Recently Issued Statements of Financial Accounting
           Standards

           In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" as amended by Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt are required to be classified as extraordinary items if they meet the definition of unusual and infrequent as prescribed in Accounting Principles Board Opinion No. 30. Additionally, Statement of Financial Accounting Standards No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement of Financial Accounting Standards No. 145 addresses a number of additional issues that were not substantive in nature. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 18. Adoption of Recently Issued Statements of Financial Accounting Standards (continued)

           In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002, and its adoption did not have a material impact on the Company's consolidated financial statements.

           In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both Statement of Financial Accounting Standards No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of assets acquired as an unidentifiable intangible asset (SFAS No. 72 goodwill) no longer applies to acquisitions within the scope of the statement. Adoption of this standard had no material effect on the Company's consolidated financial statements.

           In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation", for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method had been applied in measuring compensation costs. These disclosures have been included in
           Note 1. In addition, the Company is awaiting further guidance that may result from current FASB stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair value based expense recognition.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 18. Adoption of Recently Issued Statements of Financial Accounting Standards (continued)

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard had no material effect on the Company's consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard had no material effect on the Company's consolidated financial statements.

           In November 2002, the FASB issued Interpretation No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002. Adoption of this Standard did not have a material effect on the Company's consolidated financial statements.

                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 18. Adoption of Recently Issued Statements of Financial Accounting Standards (continued)

           In December 2003, the FASB issued revised  Interpretation No. 46 (FIN
           46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. This Interpretation was effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. This
           Interpretation is effective in the first fiscal year or interim period beginning after March 15, 2004, for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. Adoption of this Standard did not have a material effect on the Company's consolidated financial statements.


Note 19.   Stock Dividend

           Effective December 31, 2003, the Board declared a stock dividend equal to 5 percent of the total outstanding common stock on that date. In lieu of fractional shares, certain stockholders received cash payments totaling $7,245. All per share data included in the accompanying financial statements have been restated to reflect this stock dividend.

Note 20.   Condensed Parent Information

                                     BALANCE SHEETS
                                     --------------
                                                                                         2003               2002
                                                                                     -------------      ------------
           ASSETS
              Cash                                                                   $     223,797      $     19,937
              Investment in subsidiary                                                  19,631,442        18,940,791
              Other assets                                                                 395,027            52,025
                                                                                     -------------      ------------

                    Total assets                                                       $20,250,266       $19,012,753
                                                                                       ===========      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
              Notes payable                                                           $  5,671,000      $  6,000,000
              Other liabilities                                                             80,576                 -
                                                                                     -------------      ------------

                    Total liabilities                                                    5,751,576         6,000,000

              Stockholders' equity                                                      14,498,690        13,012,753
                                                                                     -------------      ------------

                    Total liabilities and stockholders' equity                         $20,250,266       $19,012,753
                                                                                     =============      ============


                                  STATEMENTS OF INCOME
                                  --------------------
           INCOME                                                                     $      1,080       $         -

           EXPENSES                                                                        239,532           130,062
                                                                                     -------------      ------------

           Loss before equity in undistributed earnings of subsidiary                     (238,452)         (130,062)

           Equity in undistributed earnings of subsidiary                                1,818,375           777,240

           Income taxes                                                                     83,353            52,025
                                                                                     -------------      ------------

                    Net income                                                        $  1,663,276       $   699,203
                                                                                     =============      ============


                MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

Note 20.   Condensed Parent Information (continued)

                                                                                       2003                2002
                                                                                ----------------      --------------

                                STATEMENTS OF CASH FLOWS
                                ------------------------

           CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                                                $1,663,276      $    699,203
              Adjustments to reconcile net income to net cash
                provided by operating activities:
                  Equity in undistributed income of subsidiary                            (870,745)         (627,241)
                  Other                                                                    (91,426)          (52,025)
                                                                                       -----------       ------------

                    Net cash provided by operating activities                              701,105            19,937
                                                                                       -----------       -----------

           CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of stock in capital trust                                          (171,000)                -
              Capital contribution to subsidiary                                                 -        (6,000,000)
                                                                                       -----------       -----------

                    Net cash used in investing activities                                 (171,000)       (6,000,000)
                                                                                       -----------       -----------

           CASH FLOWS FROM FINANCING ACTIVITIES
              Proceeds from note payable                                                 5,671,000         6,000,000
              Principal payments on note payable                                        (6,000,000)                -
              Redemption of fractional shares                                               (7,245)                -
              Issuance of common stock                                                      10,000                 -
                                                                                       -----------       -----------

                    Net cash provided by (used in) financing activities                   (326,245)        6,000,000
                                                                                       -----------       -----------

           NET INCREASE IN CASH AND CASH
              EQUIVALENTS                                                                  203,860            19,937

           CASH AND CASH EQUIVALENTS, beginning of year                                     19,937                 -
                                                                                       -----------       -----------

           CASH AND CASH EQUIVALENTS, end of year                                      $   223,797       $    19,937
                                                                                       ===========       ===========

           SUPPLEMENTAL DISCLOSURES OF CASH FLOW
              INFORMATION
                Cash paid (received) during the year for:
                  Interest                                                             $   214,740       $    82,958
                  Income taxes                                                            (107,621)          (48,134)
                                                                                      ============       ===========