Form 10QSB
period 2004-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2004-05-17
CIK 1177070

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-49912

MOUNTAIN NATIONAL BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Tennessee	75-3036312
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID no.)

300 East Main

Sevierville, Tennessee 37862

(Address of principal executive offices)

(865) 428-7990

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

There were 1,260,702 shares of Common Stock outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

MOUNTAIN NATIONAL BANCSHARES, INC.

Quarterly Report on Form 10-QSB

For the quarter ended March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2004

ASSETS
Cash and due from banks	$4,753,125
Federal funds sold	1,200,000
Securities available for sale	22,705,085
Restricted investments, at cost	1,250,505
Loans, net of allowance for loan losses	182,522,030
Premises and equipment, net	13,113,035
Accrued interest receivable	989,152
Cash surrender value of life insurance	3,153,299
Other assets	1,632,135

Total Assets	$231,318,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$30,094,451
NOW accounts	11,562,742
Money market accounts	49,242,965
Savings accounts	5,659,903
Time deposits	102,656,664

Total deposits	$199,216,725

Securities sold under agreements to repurchase	4,307,883
Accrued interest payable	229,599
Note Payable	11,671,000
Other liabilities	882,036

Total Liabilities	$216,307,243

Stockholders’ Equity:
Common stock	1,260,702
Additional paid-in capital	11,992,294
Retained earnings (deficit)	1,704,931
Unrealized gain on marketable equity securities	53,196

Total Stockholders’ Equity	$15,011,123

Total Liabilities and Stockholders’ Equity	$231,318,366

See accompanying notes to consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Loans	$2,686,174	$2,574,284
Securities	257,864	217,769
Federal funds sold and other interest income	353	16,663

Total interest income	2,944,391	2,808,716

INTEREST EXPENSE:
Interest on deposits	671,482	851,842
Interest on short term borrowings	94,596	65,933

Total interest expense	766,078	917,775

Net interest income	2,178,313	1,890,941
Provision for loan losses	117,000	195,000

Net interest income after provision for loan losses	2,061,313	1,695,941

NONINTEREST INCOME
Deposit service charges and fees	248,196	198,585
Other fees and commissions	329,088	230,091

Total noninterest income	577,284	428,676

NONINTEREST EXPENSES
Salaries and employee benefits	1,062,079	935,456
Occupancy expenses	331,284	286,539
Marketing	66,177	32,791
Printing and supplies	42,050	40,519
Other operating expenses	452,499	362,377

Total noninterest expenses	1,954,089	1,657,682

Income before income taxes	684,508	466,935
Income taxes	246,957	174,194

Net income	$437,551	$292,741

EARNINGS PER SHARE
Basic	$0.35	$0.23
Diluted earnings per share	$0.33	$0.23

See accompanying notes to consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004 and 2003

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income
BALANCE, January 1, 2003		$13,012,753	$1,200,000	$10,800,000	$854,345	$158,408
Comprehensive income:
Net income	$292,741	$292,741	—	—	$292,741	—
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	$(33,734)	$(33,734)	—	—	—	$(33,734)

Total comprehensive income	$259,007

BALANCE, March 31, 2003		$13,271,760	$1,200,000	$10,800,000	$1,147,086	$124,674

BALANCE, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)
Comprehensive income:
Net income	$437,551	$437,551	—	—	$437,551	—
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	$74,882	$74,882	—	—	—	$74,882

Total comprehensive income	$512,433

BALANCE, March 31, 2004		$15,011,123	$1,260,702	$11,992,294	$1,704,931	$53,196

See accompanying notes to consolidated financial statements.

MOUNTAIN NATIONAL BANK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$437,551	$292,741
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184,234	74,140
Net realized gains on securities	(102,187)	(3,356)
Net amortization (accretion) on securities	42,483	167,135
Provision for loan losses	117,000	165,000
Change in operating assets and liabilities:
Accrued interest receivable	(66,869)	(109,790)
Accrued interest payable	6,928	22,545
Other assets and liabilities	43,874	(711,430)

Net cash provided in operating activities	663,014	(103,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(17,743,182)	(8,463,330)
Purchases of other investments	(5,400)	(4,800)
Proceeds from sales, maturities, and calls of securities available for sale	17,428,585	6,356,273
Net increase in loans	(4,646,847)	(7,006,474)
Net loan charge-off’s	(288,696)	2,659
Purchase of premises and equipment	(1,276,330)	(364,422)

Net cash used in investing activities	(6,531,870)	(9,471,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,286,069	(785,112)
Net increase (decrease) in Federal Home Loan Bank advances	6,000,000	(2,000,000)
Net increase (decrease) in federal funds purchased	(4,400,000)	2,000,000
Net increase (decrease) in securities sold under agreements to repurchase	1,967,303	(140,741)

Net cash (used)/provided in financing activities	5,853,372	(925,853)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,484)	(10,499,962)
CASH AND CASH EQUIVALENTS, beginning of year	5,968,609	15,169,524

CASH AND CASH EQUIVALENTS, end of period	$5,953,125	$4,669,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$773,006	$940,320

Cash paid for taxes	$33,830	$425,352

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation. The financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

On July 1, 2002, Mountain National Bank reorganized into a holding company structure with Mountain National Bancshares, Inc. acquiring 100% of the common stock of Mountain National Bank. By virtue of the reorganization, Mountain National Bancshares, Inc. became the successor issuer of Mountain National Bank pursuant to Rule 12g-3 of the Exchange Act of 1934. The quarterly financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s 2003 Annual Report to Shareholders. The quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

(2) Stock Options. The Mountain National Bank Stock Option Plan (the “Plan”) is a stock option plan that is administered by the Board of Directors and provides for the grant of both incentive stock options and nonqualified stock options. The exercise price of options granted pursuant to the Plan will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 262,500. A total of 203,349 options have been granted under the Plan through March 31, 2004.

During 1999, the Bank granted to key officers and employees incentive stock options to purchase 155,135 shares of the Bank’s common stock at $9.67 per share. The option agreements pursuant to which these options were granted provide that the Bank must meet certain performance goals before any of the options become exercisable. Once the performance goals have been met, the options will become vested in equal amounts over periods of five to six years. If not exercised, these options will expire by December 2008. The Company assumed these options when it became the holding company of the Bank in 2002.

In addition, in 1999, the Bank granted to its non-employee organizers nonqualified stock options to purchase 56,114 shares of the Company’s common stock at $9.67 per share. All of these options have vested and 1,000 options, representing one share each, have been exercised. The Company assumed these options when it became the holding company of the Bank in 2002.

During 2003, the Company granted to certain executive officers incentive stock options that, when vested, are exercisable into 33,500 shares of the Company’s common stock at an exercise price of $14.33 per share. Such options vest in equal amounts over a period of five years, beginning in 2003. If not exercised, these options will expire by December 2007.

A summary of activity in the Plan for the three months ended March 31, 2004, and March 31, 2003, is as follows:

	Outstanding Options		Exercisable Options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2002	172,849	9.55	104,366	9.57
Options granted	—	—	—	—
Options which became exercisable	—	—	19,326	9.52
Options exercised	—	—	—	—
Options rescinded	—	—	—	—

Options outstanding, March 31, 2003	172,849	9.55	123,692	9.55

Options outstanding, December 31, 2003	203,349	10.28	128,992	9.79
Options granted	—	—	—	—
Options which became exercisable	—	—	25,626	9.75
Options exercised	—	—	—	—
Options rescinded	—	—	—	—

Options outstanding, March 31, 2004	203,349	10.28	148,318	9.79

The numbers in the table above reflect a 5% stock dividend distributed on December 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its wholly owned banking subsidiary, Mountain National Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 and March 31, 2003. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1, and the Company’s Form 10-KSB for the year ended December 31, 2003, including management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	lack of sustained growth in the economy in the Sevier County, Tennessee area;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information described in this report and in any of our other reports that we make with the Commission under the Exchange Act.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Management’s Financial Review

Introduction

To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the first quarter of 2004. We have provided comparisons of the financial data for the first quarter of 2004 against the first quarter of 2003, as well as our December 2003 results, to illustrate significant changes in performance and the possible results of trends developed from that historical financial data. This discussion should be read in conjunction with the Company’s financial statements and notes thereto, which are included under Item 1.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We conduct our operations, which consist primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, and through five additional branches in Sevier County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. Due to the predominance of the tourism industry in Sevier County, the Bank has a significant portion of its commercial banking loan portfolio concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other areas. The growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.

The Company reported a net profit of $437,551 for the first quarter of 2004 versus a net profit of $292,741 for the corresponding period in 2003, a 49% increase, and our earnings per share were $0.35 for the first quarter of 2004, ($0.33 on a diluted basis) versus $0.24 in the first quarter of 2003 for both primary and diluted calculations.

Balance Sheet Analysis

During the first quarter of 2004, the Company’s total assets increased by 3.0% to $231 million from $224 million at December 31, 2003. Compared to the first quarter of 2003, first quarter 2004 assets represent an increase of $32 million, or 16%. At March 31, 2004, loans comprised 87% of the Bank’s earning assets. Total loans, which stood at $184 million at quarter-end, increased 3.0% or $5 million during the quarter. Increases in our loan portfolio in the first quarter of 2004 were primarily attributable to growth in real estate loans, including commercial and residential real estate loans. During the first quarter of 2004, the Bank’s yield on its entire loan portfolio was 5.49%, down from 6.00% in 2003. The reduction in loan yield is attributable to the current interest rate environment, which has seen interest rates remain at their lowest levels in forty years. The Company’s loan portfolio consists of over $60 million in loans that will re-price within thirty days of an increase in the prime interest rate. An increase of twenty-five basis points (0.25%) in the prime rate for fiscal 2004 would increase interest income from loans by approximately $150,000 for the year.

The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin. Total earning assets, as a percent of total assets, was 92% at March 31, 2004, compared to 90% at March 31, 2003, and 92% at December 31, 2003.

At March 31, 2004, the Bank’s investment securities portfolio totaled $22 million, down from $27 million at March 31, 2003. The investment portfolio consists exclusively of U.S.

Government Agency Securities. In addition, all securities in the Bank’s investment portfolio are classified as available for sale. The Bank’s securities portfolio is the second largest component of earning assets and represented 10% of total assets at quarter-end. As an integral component of its asset/liability strategy, the Bank manages its investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The investment securities portfolio is also used to meet pledging requirements for deposits and borrowings. The average yield on the portfolio during the first quarter of 2004 was 4.3% versus 3.4% for the first quarter of 2003.

Asset growth during the first quarter of 2004 was funded by a $2 million or 1% increase in deposits during the quarter. Deposits increased during the quarter notwithstanding that the local economy generally experiences a significant slowdown due to reduced tourism during the winter months.

The table below provides information relating to the Bank’s deposit base:

	MARCH 31,		% CHANGE
	2004	2003
	(in thousands)
Non-Interest bearing accounts	30,094	23,194	29.8%
NOW Accounts	11,563	9,666	19.6%
Money Market Accounts	49,243	49,146	0.2%
Savings Accounts	5,660	3,684	53.6%
Certificates of Deposits	96,372	82,860	16.3%
Individual Retirement Accounts	6,285	6,553	-4.1%
TOTAL DEPOSITS	199,217	175,103	13.8%

The Bank continues to experience high demand for its certificate of deposit accounts, which continue to be its fastest growing deposit accounts (in terms of dollars). The Bank offers certificate of deposit accounts on a wide range of terms in order to achieve this sustained growth in a market area where there is strong competition for new deposits. Competition for new deposits in our market area has caused the cost of interest-bearing deposits to remain above national average levels. The Bank’s average cost of interest-bearing deposits for the first quarter of 2004 was 1.6%, down from 2.3% for 2003.

The Bank presently has six branches in Sevier County. We purchased property on Wears Valley Road in Pigeon Forge during the first quarter of 2004. The Bank is in the process of filing a branch application with the Office of the Comptroller of the Currency (the “OCC”) to open a new branch at this location. Subject to OCC approval, the bank expects to open the branch during the last quarter of 2004 or the first quarter of 2005. The Bank is also evaluating additional sites for future expansion.

Capital adequacy is important to the continued financial safety and soundness and growth of the Bank. During the first quarter of 2004, the Bank’s federal regulators deemed it to be well capitalized. The Company recently improved its capital position by issuing Trust Preferred Securities during the fourth quarter of 2003. The issuance of Trust Preferred Securities increased the Company’s capital above the level necessary for the Company to be deemed well capitalized. Because the Trust Preferred Securities were issued on favorable terms, the debt service requirements associated with these securities are not expected to have a significant negative effect on the Company’s future earnings. For more information on our offering of Trust Preferred Securities, see Recent Sales of Unregistered Securities.

Income Statement Analysis

The Company’s net income before tax for the first quarter of 2004 was $684,508, which represents an increase of $217,573 over the first quarter of 2003’s net income before tax of $466,935. The following schedule illustrates our improvement in after-tax quarterly earnings:

	2002	2003	2004
First Quarter	$403,606	$292,741	$437,551
Second Quarter	$306,401	$366,766
Third Quarter	$324,313	$504,272
Fourth Quarter	$374,662	$499,497

Annual Total	$1,408,982	$1,663,276

The following condensed statements of income for the first quarters of 2004 and 2003 reflect the key areas of change in relative dollars and percentage increase.

	2004	2003	%CHANGE
	(in thousands)
Net Interest Income*	2,178	1,891	15%
Provision for Loan Losses	(117)	(195)	-40%
Non-Interest Income	577	429	35%
Operating Expenses	(1,954)	(1,658)	18%

Net income (loss) before Income tax provision	685	467	47%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.

The improved earnings condition in the first quarter of 2004 relative to the same period of 2003 was due principally to higher levels of net earning assets (which create more net interest income). The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.

Net Interest Income

Net interest income increased by $287,000 or 15% during the first quarter of 2004 relative to the corresponding period for 2003. Continued strong growth in loans contributed to higher average outstanding balances of those earning assets and at higher yields than we paid on interest-bearing deposits and borrowings. Interest rates have stabilized during the past three quarters, with the last decrease in the federal funds rate having occurred in June of 2003. As interest rates stabilized, average interest paid on interest-bearing deposits continued to decline as deposits matured and were renewed at the prevailing lower rates. Additionally, the rate of increase in the balances of deposit accounts has trailed the rate of growth we have experienced in our loan portfolio, which also contributed to the increase in net interest income during the first quarter of 2004.

Net Interest Margin

The Bank’s net interest margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 3.96% in the first quarter of 2004 versus 3.63% during the same period for 2003. This increase in the Bank’s net interest margin is principally due to the repricing of interest bearing liabilities to current interest rates. Our loans re-priced faster than deposits when rates were dropping, which caused a decline in the net interest margin during 2003. Management has taken efforts to maintain an adequate margin by pricing new and refinanced loans accordingly. As anticipated, the continued growth of non-interest bearing funds (capital and demand deposits) are having a positive effect on net interest margin in 2004.

Provision For Loan Losses/Asset Quality

The Bank’s funding of the provisions for loan losses decreased by $78,000 in the first quarter of 2004, compared to the first quarter of 2003. The Bank was able to reduce funding of its provision for loan losses because it achieved its goal of an allowance for loan losses of approximately 1.10%. The Bank has experienced low levels of loan losses compared to the volume of loans made during the five years the Bank has engaged in operations. Net charge-offs have also been low during the same period, averaging 0.11% through March 31, 2004. A bank’s provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. As of March 31, 2004 the Bank had six loans totaling $49,000 that were between 30 and 90 days past due and $1.605 million in non-performing loans (loans past due 90 days or more plus non-accrual loans). Accordingly, management considers the current level of its Allowance for Loan Losses at March 31, 2004, in the amount of $1.970 million, to be adequate to absorb anticipated future loan losses.

Non-Interest Income

Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. These sources increased by $148,000 during the first quarter of 2004 over the corresponding period for 2003. The increase is primarily attributable to increases in fees.

Non-Interest Expense

Non-interest expenses increased $296,000 or 18% in the first quarter of 2004 compared to the first quarter of 2003. Non-interest expenses represent the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs, marketing costs. The increase in non-interest expense is primarily attributable to the addition of several new employees since the first quarter of 2003, increases in employee benefit costs and the opening of our new branch during 2003. Additionally, the Bank has made a commitment to maintain efficiency through technology improvements, which requires a significant investment each year for replacement equipment and support.

Liquidity And Funding Sources

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment objectives of its stockholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both its customers’ needs and its stockholders’ objectives. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

Funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its main industry, can be subjected to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. To ensure that these seasonal deposit outflows do not cause liquidity strains, the Bank has secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $11 million dollars as of March 31, 2004, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $32 million from the Federal Home Loan Bank of Cincinnati (FHLB).

The Bank began construction of an operations center during the second quarter of 2003. The building is expected to cost approximately $2.8 million to complete and management anticipates a completion date in July 2004. When completed, it will house the Bank’s data processing, proof, accounting, credit, training, and deposit services departments, as well as internal audit and loan review. Moving these functions and associated personnel to the new operations center will alleviate the overcrowding at the main branch located in Sevierville and allow for future growth in the lending department. The operation of the new facility will not require any additional employees and the cost of its operation is not expected to have an adverse effect on our earnings.

Off-Balance Sheet Arrangements

Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to “Commitments and lines of credit” in our Form 10-KSB for the year ended December 31, 2003.

Interest Rate Sensitivity

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of the Company’s equity. Changes in interest rates affect, among other things, the Company’s net interest income, volume of loan production and the fair value of financial instruments, as well as of the Company’s loan portfolio.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Securities and Exchange Commission, or the “Commission,” under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Vice President—Controller, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Vice President—Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Vice President—Controller concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.

Changes in Internal Control over Financial Reporting

During the first quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to reasonably affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

The instruments defining the rights of the holders of the Company’s common stock were not modified in any way, nor has there been any issuance of any security during the first quarter of 2004. The Bank is the predecessor issuer to the registrant and now serves as the wholly owned subsidiary of the registrant.

Recent Sales of Unregistered Securities

During the last three years, the Company has not sold any of its securities without registering them under the Securities Act, except as follows:

On November 7, 2003, the Company completed an offering of $5.5 million of trust-preferred securities. In that offering:

(1) the Company organized a Delaware statutory business trust (the “Trust”) called “MNB Capital Trust I,” which is governed by an Amended and Restated Trust Agreement between the Company, Wilmington Trust Company, as trustee (the “Trustee”), and three of the Company’s employees who are the administrators of the Trust;

(2) the Company issued and sold to the Trust approximately $5.671 million in aggregate principal amount of its unsecured junior subordinated debentures, which were issued under a Junior Subordinated Indenture between the Company and the Trustee;

(3) the Trust:

(a)	issued and sold $5.5 million of preferred capital securities with a liquidation amount of $50,000 per security to outside investors, and

(b)	issued and sold $171,000 of its common securities to the Company, making the Company the only holder of the Trust’s common securities, and

(c)	used the proceeds from these sales to purchase the junior subordinated debentures from the Company. The Company, in turn, used the proceeds from the sale of the junior subordinated debentures to pay off approximately $5.25 million outstanding under its $6.0 million long-term credit facility with The Bankers Bank, with the remainder to be used for general corporate purposes; and

(4) the Company, under a Guarantee Agreement between the Company and the Trustee, fully and unconditionally guaranteed, on a subordinated basis, the payments of all amounts due on the preferred capital securities, except that the Company’s guarantee is limited to the extent the Trust actually has funds available for payment of distributions and does not apply where the Trust does not have sufficient funds to make payments on the preferred capital securities.

Both the junior subordinated debentures that the Company issued and the preferred capital securities that the Trust issued bear interest at a floating rate of interest, reset quarterly, equal to 3 month LIBOR plus 350 basis points, payable the last day of each March, June, September and December. When the Company makes principal and interest payments to the Trust, as the holder of the junior subordinated debentures, the Trust, in turn, makes distributions to holders of the preferred capital securities. The Company relied upon the exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder in the above securities transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default which has not been cured within 30 days with respect to any indebtedness of the Company or the Bank exceeding five percent (5%) of the total assets of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2004.

ITEM 5.	OTHER INFORMATION

There have been no material unscheduled events that require reporting during the period covered by this report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Charter of Incorporation of the Company*

3.2	Bylaws of the Company*

10.1	Amended and Restated Trust Agreement among the Company, Wilmington Trust Company, and the Trust Administrators, dated as of November 7, 2003

10.2	Guarantee Agreement between the Company and Wilmington Trust Company, dated as of November 7, 2003

10.3	Junior Subordinated Indenture between the Company and Wilmington Trust Company, dated as of November 7, 2003

10.4	Form of Certificate of Junior Subordinated Debenture due December 31, 2033

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Vice President and Controller pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 dated July 12, 2002

(b)	The Company filed no reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: May 17, 2004	/s/ DWIGHT B. GRIZZELL

Dwight B. Grizzell, President and CEO

Date: May 17, 2004	/s/ RICK HUBBS

Rick Hubbs, Vice President and Controller