Form 10QSB/A
period 2004-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2004-05-24
CIK 1177070

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

MOUNTAIN NATIONAL BANCSHARES, INC.

Quarterly Report on Form 10-QSB/A

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

During 1999, the Bank granted incentive stock options to certain key officers and employees. The option agreements pursuant to which these options were granted provide that the Bank must meet certain performance goals before any of the options become exercisable. Once the performance goals have been met, the options will become vested in equal amounts over periods of five to six years. If not exercised, these options will expire by December 2008. As of March 31, 2004, there were 116,735 options outstanding under these agreements. Of this total, 107,135 options are exercisable at a price of $9.52 per share, while the remaining 9,600 are exercisable at a price of $10.00 per share. The Company assumed these options when it became the holding company of the Bank in 2002.

In addition, in 1999, the Bank granted to its non-employee organizers nonqualified stock options to purchase shares of the Company’s common stock. All of these options have vested. As of March 31, 2004 there were 55,114 options outstanding under these agreements, with an exercise price of $9.52 per share. If not exercised, these options will expire by August 2008. The Company assumed these options when it became the holding company of the Bank in 2002.

During 2003, the Company granted incentive stock options to certain executive officers. As of March 31, 2004, there were 31,500 options outstanding, with an exercise price of $14.29 per share. Such options vest in equal amounts over a period of five years, beginning in 2003. If not exercised, these options will expire during 2013.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2004.

ITEM 5.	OTHER INFORMATION

There have been no material unscheduled events that require reporting during the period covered by this report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Charter of Incorporation of the Company*

3.2	Bylaws of the Company*

10.1	Amended and Restated Trust Agreement among the Company, Wilmington Trust Company, and the Trust Administrators, dated as of November 7, 2003**

10.2	Guarantee Agreement between the Company and Wilmington Trust Company, dated as of November 7, 2003**

10.3	Junior Subordinated Indenture between the Company and Wilmington Trust Company, dated as of November 7, 2003**

10.4	Form of Certificate of Junior Subordinated Debenture due December 31, 2033**

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Vice President and Controller pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 dated July 12, 2002

**	Previously filed

(b)	The Company filed no reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: May 24, 2004	/s/ DWIGHT B. GRIZZELL

Dwight B. Grizzell, President and CEO

Date: May 24, 2004	/s/ RICK HUBBS

Rick Hubbs, Vice President and Controller