Form 10QSB
period 2004-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2004-08-16
CIK 1177070

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 1,260,702 shares of Common Stock outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

MOUNTAIN NATIONAL BANCSHARES, INC.

Quarterly Report on Form 10-QSB

For the quarter ended June 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$6,940,635	$5,968,609
Securities available for sale	35,833,514	22,255,902
Restricted investments, at cost	1,255,905	1,245,105
Loans, net of allowance for loan losses	185,422,130	177,703,487
Premises and equipment, net	13,809,440	12,020,937
Accrued interest receivable	1,093,256	922,283
Cash surrender value of life insurance	3,189,665	3,086,065
Other assets	1,936,925	1,266,287

Total Assets	$249,481,470	$224,468,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$36,136,018	$34,637,363
NOW accounts	29,468,555	12,235,763
Money market accounts	49,085,966	52,832,296
Savings accounts	6,114,924	5,758,202
Time deposits	98,620,425	91,466,434

Total deposits	219,425,888	196,930,058

Federal funds purchased	4,000,000	4,400,000
Securities sold under agreements to repurchase	4,954,906	2,340,580
Accrued interest payable	222,362	222,671
Junior Subordinated Debt Obligation	5,671,000	5,671,000
Other liabilities	486,068	405,676

Total Liabilities	234,760,224	209,969,985

Stockholders’ Equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; 1,260,702 shares issued and outstanding	1,260,702	1,260,702
Additional paid-in capital	11,992,294	11,992,294
Retained earnings	2,206,264	1,267,380
Accumulated other comprehensive income	(738,014)	(21,686)

Total Stockholders’ Equity	14,721,246	14,498,690

Total Liabilities and Stockholders’ Equity	$249,481,470	$224,468,675

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
INTEREST INCOME:
Loans	$5,485,101	$5,279,254	$2,798,927	$2,704,970
Securities	607,009	386,782	349,145	169,013
Federal funds sold	1,544	27,475	1,191	10,812

Total interest income	6,093,654	5,693,511	3,149,263	2,884,795

INTEREST EXPENSE:
Interest on deposits	1,405,274	1,654,832	733,792	802,990
Interest on other borrowings	192,080	147,981	97,484	82,048

Total interest expense	1,597,354	1,802,813	831,276	885,038

Net interest income	4,496,300	3,890,698	2,317,987	1,999,757

Provision for loan losses	234,000	390,000	117,000	195,000

Net interest income after provision for loan losses	4,262,300	3,500,698	2,200,987	1,804,757

NONINTEREST INCOME
Deposit service charges and fees	526,591	440,677	278,395	242,092
Other fees and commissions	575,789	505,788	246,701	275,698

Total noninterest income	1,102,380	946,465	525,096	517,790

NONINTEREST EXPENSES
Salaries	2,148,416	1,951,356	1,086,337	1,015,900
Occupancy and equipment	650,875	588,615	319,591	302,077
Marketing	110,056	119,708	43,879	62,068
Printing and supplies	85,976	85,107	43,926	44,588
Other operating expenses	887,321	671,000	434,822	333,472

Total noninterest expenses	3,882,644	3,415,786	1,928,555	1,758,105

Income before income taxes	1,482,036	1,031,377	797,528	564,442

Income taxes	543,152	371,870	296,195	197,676

Net income	$938,884	$659,507	$501,333	$366,766

EARNINGS PER SHARE
Basic	$0.74	$0.52	$0.40	$0.29
Basic weighted average shares outstanding	1,260,702	1,259,702	1,260,702	1,259,702
Diluted earnings per share	$0.70	$0.51	$0.37	$0.28
Diluted weighted average shares outstanding	1,343,309	1,302,718	1,343,309	1,302,718

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004 and 2003

(unaudited)

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
Balance, January 1, 2003		$13,012,753	$1,200,000	$10,800,000	$854,345	$158,408

Comprehensive income:
Net income	$659,507	659,507	—	—	659,507	—

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	59,197	59,197	—	—	—	59,197

Total comprehensive income	$718,704

Balance, June 30, 2003		$13,731,457	$1,200,000	$10,800,000	$1,513,852	$217,605

BALANCE, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)

Comprehensive income:
Net income	$938,884	938,884	—	—	938,884	—

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	(716,328)	(716,328)	—	—	—	(716,328)

Total comprehensive income	$222,556

Balance, June 30, 2004		$14,721,246	$1,260,702	$11,992,294	$2,206,264	$(738,014)

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$938,884	$659,507

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	362,003	137,540
Net realized gains on securities available for sale	(102,180)	(21,875)
Net amortization on securities available for sale	89,068	336,266
Provision for loan losses	117,000	390,000
Change in operating assets and liabilities:
Accrued interest receivable	(170,973)	(35,625)
Accrued interest payable	(309)	(64,595)
Other assets and liabilities-net	(693,846)	(922,518)

Net cash provided by operating activities	539,647	478,700

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	(33,839,237)	(11,552,737)
Purchases of Federal Home Loan Bank stock	(10,800)	(111,900)
Proceeds from sales, maturities, and calls of securities available for sale	19,441,408	12,857,794
Net increase in loans	(7,718,643)	(20,802,541)
Purchase of premises and equipment	(2,150,505)	(808,602)

Net cash used in investing activities	(24,277,777)	(20,417,986)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	22,495,830	8,077,785
(Decrease) increase in federal funds purchased	(400,000)	465,000
Decrease in notes payable	—	(280,000)
Increase in Federal Home Loan Bank advances	—	3,250,000
Net increase in securities sold under agreements to repurchase	2,614,326	354,714

Net cash provided by financing activities	24,710,156	11,867,499

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	972,026	(8,071,787)

CASH AND CASH EQUIVALENTS, beginning of year	5,968,609	15,169,524

CASH AND CASH EQUIVALENTS, end of period	$6,940,635	$7,097,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$1,597,045	$1,738,218

Cash paid for taxes	$668,773	$886,525

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Accounting Policies. The unaudited consolidated financial statements in this report have been prepared in conformity with generally accepted accounting principles and general practices within the industry.

On July 1, 2002, Mountain National Bank reorganized into a holding company structure with Mountain National Bancshares, Inc. acquiring 100% of the common stock of Mountain National Bank. By virtue of the reorganization, Mountain National Bancshares, Inc. became the successor issuer of Mountain National Bank pursuant to Securities and Exchange Commission Rule 12g-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Certain information and note disclosures normally included in the Company’s annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited financial statements in this report. Consequently, the quarterly financial statements should be read in conjunction with the notes to the audited financial statements presented in the Company’s 2003 Annual Report to Shareholders. The unaudited quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods presented. All such adjustments were of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the complete fiscal year.

Note 2. Stock Options. The Mountain National Bank Stock Option Plan (the “Plan”) is a stock option plan that was developed by the Bank and assumed by the Company in 2002 when the Company became the holding company of the Bank. The Plan, which is administered by the Company’s Board of Directors, provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 262,500. A total of 211,349 options, with a weighted average exercise price of $10.66 per share, have been granted under the Plan through June 30, 2004, which includes 8,000 incentive stock options with an exercise price of $20.82 per share that were granted to certain officers during the first six months of 2004.

A summary of activity in the Plan for the six months ended June 30, 2004 and June 30, 2003, is as follows:

	Outstanding Options		Exercisable Options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2002	172,849	$9.55	104,366	$9.57
Options granted	33,500	14.29	—	—
Options which became exercisable	—	—	26,076	9.52
Options exercised	—	—	—	—
Options rescinded/expired	—	—	—	—

Options outstanding, June 30, 2003	206,349	10.33	130,442	9.80

Options outstanding, December 31, 2003	203,349	10.28	128,992	9.79
Options granted	8,000	20.82	—	—
Options which became exercisable	—	—	27,226	11.29
Options exercised	—	—	—	—
Options rescinded/expired	—	—	—	—

Options outstanding, June 30, 2004	211,349	$10.66	156,218	$10.05

The numbers in the table have been adjusted to reflect a 5% stock dividend declared effective December 31, 2003.

The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Plan. No stock-based employee compensation is reflected in net income as all options granted under this plan had an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Six-months ended June 30,		Three-months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$938,884	$659,507	$501,333	$366,766
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(20,310)	(20,131)	(10,244)	(10,066)

Pro forma net income	$918,574	$639,376	$491,089	$356,700

Earning per share
Basic - as reported	$0.74	$0.52	$0.40	$0.29

Basic - pro forma	$0.73	$0.51	$0.39	$0.28

Diluted - as reported	$0.70	$0.51	$0.37	$0.28

Diluted - pro forma	$0.68	$0.49	$0.37	$0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected life	7 years
Expected volatility	10%
Risk-free interest rate	4.70%

Note 3. Recently Issued Accounting Standards. On March 31, 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options, commonly referred to as equity-based compensation. If adopted in its current form the exposure draft will require all companies to expense employee stock options using a fair value method. Comments are expected on the exposure draft, which may impact the form of the final standard. Because the statement has not been issued in its final form, management has been unable to determine the impact on the Company’s financial position and results of operations.

Note 4. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earning per share include the effects of potential common shares outstanding during the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its wholly owned banking subsidiary, Mountain National Bank (the “Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1, and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the second quarter of 2004. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and six-month periods ended June 30, 2004 and June 30, 2003. We have provided comparisons of the financial data for the three and six-month periods ended June 30, 2004 against the same periods in 2003, as well as our year-end results as of December 31, 2003, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with the Company’s financial statements and notes thereto, which are included under Item 1.

Overview

We conduct our operations, which consist primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, and through five additional branches in Sevier County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. Due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.

In addition to the Bank’s six existing locations, we purchased property on Wears Valley Road in Pigeon Forge during the first quarter of 2004 in anticipation of building an additional branch location. The Bank has received approval from the Office of the Comptroller of the Currency (the “OCC”) for a new branch at this location, which we expect to open during the first quarter of 2005. The Bank is also evaluating additional sites for future expansion.

The Company reported net income of $501,333 for the second quarter of 2004, an increase of $134,567, or 37%, from net income of $366,766 for the corresponding period in 2003. Basic and diluted earnings per share increased from $0.29 and $0.28, respectively, in the second quarter of 2003 to $0.40 and $0.37, respectively, in the second quarter of 2004. Net income increased $279,377, or 42%, to $938,884 for the six-month period ended June 30, 2004, compared to $659,507 for the same period of 2003. Basic and diluted earnings per share increased from $0.52 and $0.51, respectively, in the six months ended June 30, 2003, to $0.74 and $0.70, respectively, for the six months ended June 30, 2004, due in part to the reduction in the provision for loan losses. See Provision for Loan Losses below. During the six months ended June 30, 2004, the Company’s total assets increased by 11% to approximately $249 million from approximately $224 million at December 31, 2003. This increase resulted primarily from interest earned on the increase in investment securities and loans, offset by the interest paid on the increase in deposits.

Critical Accounting Policies

The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The most significant accounting policies followed by the Company are presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies” in the Company’s Annual Report on Form 10-KSB and the notes to the audited consolidated financial statements contained therein. Certain accounting policies require management to make significant estimates and assumptions, which have a material effect on the carrying value of assets and liabilities, and we consider these critical accounting policies. The estimates and assumptions used are based on historical and other factors that management believes to be reasonable under the circumstances. The Company’s actual results could differ significantly if different estimates and assumptions are applied in the application of these critical accounting policies.

Balance Sheet Analysis

Loans

At June 30, 2004, loans totaled $187 million, an increase of $7 million, or 4%, from $180 million at December 31, 2003. At June 30, 2004, loans comprised 84% of the Bank’s earning assets. This increase in our loan portfolio was primarily attributable to growth in real estate loans, including commercial and residential real estate loans. Total earning assets, as a percent of total assets, were 89% at June 30, 2004, compared to 92% at December 31, 2003, and 93% at June 30, 2003. This decrease in total earning assets relative to total assets is attributable to the increase in fixed asset expenditures related to our new operations center.

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company’s management reviews the components of the loan portfolio in order to estimate the appropriate provision for loan losses necessary to maintain the allowance at a level believed to be adequate in relation to losses inherent in the loan portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors. As of June 30, 2004 the Bank had two loans totaling $245,000 that were 30 days or more but less than 90 days past due and $1,619,000 in non-performing loans (loans past due 90 days or more and non-accrual loans). Accordingly, management considers the current level of its allowance for loan losses at June 30, 2004 in the amount of approximately $2,084,000 to be adequate to absorb anticipated future loan losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses.

Investment Securities

At June 30, 2004, the Bank’s investment securities portfolio totaled $36 million, up from $22 million at December 31, 2003, and $23 million at June 30, 2003. The investment portfolio consists exclusively of U.S. Government Agency Securities. In addition, all securities in the Bank’s investment portfolio are classified as available for sale. The Bank’s investment securities portfolio is the second largest component of the Bank’s earning assets and represented 14% of total assets at quarter-end. As an integral component of its asset/liability strategy, the Bank manages its investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The investment securities portfolio is also used to meet pledging requirements for deposits and borrowings. The average yield on the portfolio during the first six months of 2004 was 4.32% versus 2.72% for the first six months of 2003. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $716,358, net of income taxes, during the first six months of 2004. These unrealized losses resulted from the repricing of the securities in our investment portfolio after the Federal Reserve’s Federal Open Market Committee raised its target federal funds rate by 25 basis points to 1.25% on June 30, 2004.

Deposits

Asset growth during the first six months of 2004 was funded primarily by an increase in deposits during the period from approximately $197 million at December 31, 2003, to approximately $219 million at June 30, 2004, an increase of $22 million, or 11%. Noninterest-bearing deposits increased $1.5 million, or 4%, from $35 million at December 31, 2003 to $36 million at June 30, 2004, while total interest-bearing deposits increased $21 million, or 13%, from $162 million to $183 million during the first six months of 2004. The increase in interest-bearing deposits relative to noninterest-bearing deposits is primarily attributable to a $17 million increase in NOW accounts during the period.

The Bank continues to experience high demand for its certificate of deposit accounts. The Bank offers certificate of deposit accounts on a wide range of terms in order to achieve this sustained growth in a market area where there is strong competition for new deposits. Competition for new deposits in our market area has caused the cost of interest-bearing deposits to remain above national average levels. The Bank’s average cost of interest-bearing deposits for the first six months of 2004 was 1.65%, down from 2.12% for the same period a year ago.

The table below provides information relating to the Bank’s deposit base:

	JUNE 30,		%CHANGE
	2004	2003
	(in thousands)
Non-Interest bearing accounts	$36,136	$32,207	12.2%
NOW Accounts	29,469	11,464	157.1%
Money Market Accounts	49,086	51,656	(5.0)%
Savings Accounts	6,115	4,344	40.8%
Certificates of Deposits	92,220	77,694	18.7%
Individual Retirement Accounts	6,400	6,601	(3.0)%
TOTAL DEPOSITS	$219,426	$183,966	19.3%

Funding Resources, Capital Adequacy and Liquidity

Funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subjected to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $11 million as of June 30, 2004, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $32 million from the Federal Home Loan Bank of Cincinnati (the “FHLB”) that the Bank uses to meet short-term liquidity demands.

During July of 2004, the Bank completed construction of a new operations center. The new operations center houses the Bank’s data processing, proof, accounting, credit, training, and deposit services departments, as well as internal audit and loan review departments. Moving these functions and associated personnel to the new operations center allows for future growth in the lending department at the Bank’s main branch in Sevierville.

Capital adequacy is important to the continued financial safety and soundness and growth of the Bank and the Company. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank and the Company are “well capitalized.”

The table below sets forth the Company’s consolidated capital ratios as of the periods indicated.

	June 30, 2004	December 31, 2003
Tier 1 Risk-Based Capital	10.08%	10.10%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	11.35%	11.64%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	8.57%	8.87%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

The table below sets forth the Bank’s capital ratios as of the periods indicated.

	June 30, 2004	December 31, 2003
Tier 1 Risk-Based Capital	10.13%	10.27%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	11.15%	11.39%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	8.62%	9.01%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This unconsolidated subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trust’s sale of trust preferred securities by issuing junior subordinated debentures to the trust. For regulatory capital purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently includible in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital. Consequently, as of June 30, 2004, we were able to classify $5.5 million of the trust preferred securities as Tier 1 Capital for regulatory capital purposes. Under revised Interpretation No. 46 (FIN 46R) recently promulgated by Financial Accounting Standards Board (FASB), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result of this recent accounting pronouncement, the Federal Reserve Board in May issued proposed changes in its capital adequacy rules affecting the capital treatment of trust preferred securities. The Federal Reserve’s proposed rules, which would take effect on March 31, 2007, would permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital. We cannot predict, however, the terms of the Federal Reserve’s final rule with respect to capital treatment of trust preferred securities, but presently we do not believe it will adversely affect our regulatory capital.

Liquidity is the ability of a company to convert assets into cash or cash equivalents without significant loss. The Company’s liquidity management involves maintaining its ability to meet the day-to-day cash flow requirements of the Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment objectives of its stockholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both its customers’ needs and its stockholders’ objectives. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are therefore monitored on a daily basis.

Income Statement Analysis

Net Income

The Company’s net income before tax for the second quarter of 2004 was $798,000, compared to $564,000 for the same period of 2003. Basic and diluted earnings per share were $0.40 and $0.37, respectively, for the second quarter of 2004, compared to $0.29 and $0.28, respectively, for the second quarter of 2003. Net income increased $279,377, or 42%, to $938,884 for the six-month period ended June 30, 2004 compared to $659,507 for the first six months of 2003. The increase in the Company’s net income during the first six months of 2004 is primarily attributable to a decrease in the provision for loan losses and an increase in investment securities and loans, which were partially offset by increased deposits. As described in Provision for Loan Losses below, approximately 56% of the increase in net income during the first six months of 2004 was attributable to a $156,000 decrease in the provision for loan losses.

The following schedule illustrates the Company’s improvement in after-tax quarterly earnings for the periods indicated:

	2002	2003	2004
First Quarter	$403,606	$292,741	$437,551

Second Quarter	$306,401	$366,766	$501,333

Third Quarter	$324,313	$504,272

Fourth Quarter	$374,662	$499,497

Annual Total	$1,408,982	$1,663,276

The following consolidated condensed statements of income for the second quarters of 2004 and 2003 reflect the key areas of change in relative dollars and percentage increase.

	2004	2003	% CHANGE
	(in thousands)
Net Interest Income*	2,318	1,999	16.0%

Provision for Loan Losses	(117)	(195)	(40.0)%

Non-Interest Income	525	518	1.4%

Operating Expenses	(1,928)	(1,758)	9.7%

Net income (loss) before Income tax provision	798	564	41.5%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.

The improved earnings condition in the second quarter of 2004 relative to the same period of 2003 was due principally to higher levels of net earning assets (which create more net interest income). The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.

Net Interest Income

Net interest income was $2,318,000 for the second quarter of 2004, an increase of $319,000, or 16%, from $1,999,000 for the same period of 2003. For the six months ended June 30, 2004, net interest income increased $605,000, or 16%, to $4,496,000 from $3,891,000 for the first six months of 2003. The increase in net interest income was attributable primarily to growth in our investment and loan portfolios and borrowings. Continued strong growth in loans contributed to higher average outstanding balances of those earning assets and at higher yields than we paid on interest-bearing deposits and borrowings. The growth in the investment portfolio is attributable to increases in deposits that exceeded loan demand during the period, which resulted in available funds that we invested in Government Securities. The yields on these investments exceeded the cost of the interest-bearing deposits and borrowings. Due to continued low interest rates during the period, average interest paid on interest-bearing deposits continued to decline as deposits matured and were renewed at the prevailing lower rates. Additionally, the rate of increase in the balances of deposit accounts has trailed the rate of growth we have experienced in our loan and investment portfolios.

We anticipate that the recent and future increases in the federal funds rate by the Federal Reserve Bank will contribute to increased net interest income during future periods because our interest-earning assets typically reprice more frequently than do our interest-bearing liabilities. Future increases in these rates may have an even more significant impact on the Company’s net interest income as additional interest-earning assets are repriced if the prime rate exceeds their established “floors.”

The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin.

For the three-month period ended June 30, 2004, interest income on investment securities increased $180,132, or 107%, to $349,145 from $169,013 for the same period of 2003. Interest income on investment securities for the six-month period ended June 30, 2004, increased $220,227, or 57% to $607,009 from $386,782 for the same period of 2003. This increase is primarily attributable to increases in the Company’s average investment securities, which increased by $2,645,000, or 11%, during the first six months of 2004, while the net yield on these average balances increased by 99 basis points.

Interest Expense and Net Interest Margin

Total interest expense decreased $53,762, or 6%, to $831,276 for the second quarter of 2004 from $885,038 for the second quarter of 2003. Total interest expense decreased $205,459, or 11%, to $1,597,354 from $1,802,813 for the six months ended June 30, 2004 and 2003, respectively. This change resulted from a decrease in interest expense on deposits, which was partially offset by an increase in short-term borrowings expense.

Interest on deposits, the primary component of total interest expense, decreased $69,198, or 9%, to $733,792 for the second quarter of 2004 compared to $802,990 for the same period of 2003. Interest on deposits was $1,405,274 and $1,654,832 for the six months ended June 30, 2004 and 2003, respectively. The decrease in interest expense on deposits for the three and six-month periods ended June 30, 2004 was due to time deposits repricing to lower rates, which was partially offset by loan and investment yields increasing.

Interest expense on other borrowings was $97,484 and $82,048 for the second quarters of 2004 and 2003, respectively. This represents an increase of $15,436, or 19%. For the six months ended June 30, 2004, interest expense on borrowed funds increased $44,099, or 30% to $192,080 from $147,981 for the same period of 2003. This increase for the three and six-month periods ended June 30, 2004, is due to an increase in the average balance due in other borrowed funds from approximately $10.7 million at June 30, 2003, to approximately $16.2 million at June 30, 2004. This increase in borrowings is related to Federal Home Loan Bank borrowings.

The Bank’s net interest margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 3.89% in the second quarter of 2004 versus 3.60% during the same period for 2003. This increase in the Bank’s net interest margin is principally due to the repricing of interest bearing liabilities to current interest rates. Our loans re-priced faster than deposits when rates were dropping, which caused a decline in the net interest margin during 2003. Management has taken efforts to maintain an adequate interest margin by pricing new and refinanced loans accordingly. As anticipated, the continued growth of non-interest bearing funds (capital and demand deposits) are having a positive effect on net interest margin in 2004.

Provision For Loan Losses

A bank’s provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. The Bank’s funding of the provision for loan losses was $117,000 in the second quarter of 2004, compared to $195,000 in the second quarter of 2003, a decrease of $78,000, or 40%. The Bank’s provision for loan losses during the six months ended June 30, 2004, was $234,000 compared to $390,000 for the six-month period ended June 30, 2003, a decrease of $156,000, or 40%. Low net charge offs during the first six months of 2004 allowed us to reduce our provision for loan losses during the period relative to the same period in 2003 while maintaining an allowance for loan losses that management believes is sufficient to absorb anticipated future losses. The Bank continues to experience low levels of loan losses compared to the volume of loans the Bank has made during its five years of operations. Net charge-offs during the first six months of 2004 averaged 0.16%, a slight increase from average charge-offs of 0.03% during the first six months of 2003.

Non-Interest Income

Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. Non-interest income increased by $7,306, or 1.41%, from $517,790 during the second quarter of 2003, to $525,096 during the corresponding period for 2004, and increased by $155,915, or 16.47%, from $946,465 during the first six months of 2003 compared to $1,102,380 during the first six months of 2004. The increase is primarily attributable to increases in fees the Bank was able to charge its customers.

Non-Interest Expense

Non-interest expenses represent the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. Non-interest expenses increased to $1,928,555 during the second quarter of 2004 from $1,758,105 during the second quarter of 2003, an increase of $170,450, or 10%. Similarly, non-interest expenses increased by $466,858, or 14%, during the six-month period ended June 30, 2004, to $3,882,644 from $3,415,786 in the corresponding period during the prior year. The recent increase in non-interest expenses is primarily attributable to the addition of several new employees during the first and second quarters of 2004 and related increases in employee benefit costs. Additionally, the Bank has made a commitment to maintain efficiency through technology improvements, which requires a significant investment each year for replacement equipment and support, which we record as non-interest expense.

Income Taxes

For the three months ended June 30, 2004, income tax expense increased $98,519, or 50%, to $296,195 from $197,676 in the corresponding period of 2003. Income tax expense for the six-month period ended June 30, 2004 increased to $543,152 from $371,870 during the six-month period ended June 30, 2003, an increase of $171,282, or 46%. These levels represent an effective tax rate on pre-tax earnings of 36.65% and 36.06% for the six-month periods ended June 30, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements

Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to “Commitments and lines of credit” in our Form 10-KSB for the year ended December 31, 2003.

Interest Rate Sensitivity Management

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of the Company’s equity. Changes in interest rates affect, among other things, the Company’s net interest income, volume of loan production and the fair value of financial instruments, as well as of the Bank’s loan portfolio.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Securities and Exchange Commission, or the “Commission,” under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Vice President - Controller, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Vice President - Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Vice President - Controller concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.

Changes in Internal Control over Financial Reporting

During the second quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to reasonably affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Bank’s Annual Meeting of Shareholders was held on Tuesday, May 11, 2004, at the Bank’s main office in Sevierville, Tennessee. At the meeting, the following individuals were re-elected to the Bank’s Board of Directors: James B. Bookstaff, Dwight B. Grizzell, Gary A. Helton, Bruce M. Johnson, Charlie R. Johnson, Sam L. Large, Jeffrey J. Monson, Linda N. Ogle, Mike Ownby, John M. Parker, Ruth Reams and Barbara S. Stevens. 843,049 shares were votes in favor of the election of these individuals, 341 shares were voted against the election of these directors, and 9,412 shares abstained from the vote.

Also at the meeting the Company’s shareholders ratified the Company’s appointment of Hazlett, Lewis & Bieter, PLLC as its independent accountants. 852,802 shares were votes in favor of this ratification, no shares were voted against the ratification, and no shares abstained from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
3.1	Charter of Incorporation of the Company*

3.2	Bylaws of the Company*

10.1	Amended and Restated Trust Agreement among the Company, Wilmington Trust Company, and the Trust Administrators, dated as of November 7, 2003**

10.2	Guarantee Agreement between the Company and Wilmington Trust Company, dated as of November 7, 2003**

10.3	Junior Subordinated Debenture between the Company and Wilmington Trust Company, dated as of November 7, 2003**

10.4	Form of Certificate of Junior Subordinated Debenture due December 31, 2033**

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Vice President and Controller pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 dated July 12, 2002
**	Incorporated by reference from the Registrant’s Form 10-QSB dated March 31, 2004

(b)	The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: August 16, 2004	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: August 16, 2004	/s/ Rick Hubbs
Rick Hubbs
Vice President and Controller