Form 10QSB
period 2004-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2004-11-15
CIK 1177070

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 1,262,702 shares of Common Stock outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

MOUNTAIN NATIONAL BANCSHARES, INC.

Quarterly Report on Form 10-QSB

For the quarter ended September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$5,603,462	$5,968,609
Securities available for sale	46,948,228	22,255,902
Federal funds sold	6,325,000	—
Restricted investments, at cost	1,261,405	1,245,105
Loans, net of allowance for loan losses	189,463,588	177,703,487
Premises and equipment, net	14,702,528	12,020,937
Accrued interest receivable	966,608	922,283
Cash surrender value of life insurance	3,218,309	3,086,065
Other assets	3,034,795	1,266,287

Total Assets	$271,523,923	$224,468,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$39,285,297	$34,637,363
NOW accounts	38,177,423	12,235,763
Money market accounts	55,277,411	52,832,296
Savings accounts	6,388,997	5,758,202
Time deposits	101,180,163	91,466,434

Total deposits	240,309,291	196,930,058

Federal funds purchased	—	4,400,000
Securities sold under agreements to repurchase	3,866,797	2,340,580
Accrued interest payable	248,046	222,671
Federal Home Loan Bank advances	4,550,000
Junior subordinated debt obligation	5,671,000	5,671,000
Other liabilities	795,956	405,676

Total Liabilities	255,441,090	209,969,985

Stockholders’ Equity:
Common stock, $1.00 par value; 2,400,000 shares outstanding; 1,262,702, and 1,260,702 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively	1,262,702	1,260,702
Additional paid-in capital	12,009,334	11,992,294
Retained earnings (deficit)	2,807,360	1,267,380
Accumulated other comprehensive income	3,437	(21,686)

Total Stockholders’ Equity	16,082,833	14,498,690

Total Liabilities and Stockholders’ Equity	$271,523,923	$224,468,675

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
INTEREST INCOME:
Loans	$8,481,851	$8,074,052	$2,996,750	$2,794,798
Securities	1,100,647	585,108	493,638	198,326
Federal funds sold	12,212	45,772	10,668	18,297

Total interest income	9,594,710	8,704,932	3,501,056	3,011,421

INTEREST EXPENSE:
Interest on deposits	2,255,454	2,351,697	850,180	696,865
Interest on short term borrowings	299,527	212,080	107,447	64,099

Total interest expense	2,554,981	2,563,777	957,627	760,964

Net interest income	7,039,729	6,141,155	2,543,429	2,250,457

Provision for loan losses	351,000	585,000	117,000	195,000

Net interest income after provision for loan losses	6,688,729	5,556,155	2,426,429	2,055,457

NONINTEREST INCOME
Deposit service charges and fees	777,775	668,262	251,184	227,585
Other fees and commissions	935,211	837,117	359,422	331,329

Total noninterest income	1,712,986	1,505,379	610,606	558,914

NONINTEREST EXPENSES
Salaries	3,303,343	2,994,609	1,154,927	1,043,253
Occupancy and equipment	1,029,147	897,868	378,272	309,253
Marketing	150,592	121,114	40,536	49,266
Printing and supplies	132,035	130,540	46,059	45,433
Other operating expenses	1,354,685	1,095,508	467,364	376,648

Total noninterest expenses	5,969,802	5,239,639	2,087,158	1,823,853

Income before income taxes	2,431,913	1,821,895	949,877	790,518

Income taxes	891,933	658,116	348,781	286,246

Net income	$1,539,980	$1,163,779	$601,096	$504,272

EARNINGS PER SHARE
Basic	$1.22	$0.92	$0.48	$0.40
Diluted earnings per share	$1.15	$0.90	$0.44	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004 and 2003

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
Balance, January 1, 2003		$13,012,753	$1,200,000	$10,800,000	$854,345	$158,408

Comprehensive income:
Net income	$1,163,779	1,163,779	—	—	1,163,779	—

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	(152,613)	(152,613)	—	—	—	(152,613)

Total comprehensive income	$1,011,166

Balance, September 30, 2003		$14,023,919	$1,200,000	$10,800,000	$2,018,124	$5,795

Balance, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)

Comprehensive income:
Net income	$1,539,980	1,539,980			1,539,980	—
Exercise of stock options, 2000 shares		19,040	2,000	17,040

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	25,123	25,123	—	—	—	25,123

Total comprehensive income	$1,565,103

Balance, September 30, 2004		$16,082,833	$1,262,702	$12,009,334	$2,807,360	$3,437

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$1,539,980	$1,163,779

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	570,100	369,196
Provision for loan losses	351,000	585,000
Change in operating assets and liabilities:
Accrued interest receivable	(44,325)	(28,604)
Accrued interest payable	25,375	(95,982)
Other assets and liabilities-net	(1,485,349)	(1,548,619)

Net cash provided by (used by) operating activities	956,781	444,770

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	(51,031,178)	(15,510,087)
Purchase of common stock	—	(159,805)
Purchases of Federal Home Loan Bank stock	(16,300)	(116,600)
Proceeds from sales, maturities, and calls of securities available for sale	26,338,852	18,926,905
Net increase in loans	(11,826,397)	(21,480,835)
Net loan charge-off’s	(284,704)	(61,476)
Purchase of premises and equipment	(3,251,691)	(1,593,285)

Net cash used in investing activities	(40,071,418)	(19,995,183)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	43,379,233	11,687,619
Decrease in federal funds purchased	(4,400,000)	—
Payments on note payable	—	(730,000)
Increase (decrease) in Federal Home Loan Bank advances	4,550,000	(2,000,000)
Net increase in securities sold under agreements to repurchase	1,526,217	150,391
Proceeds from sale of common stock - option exercised	19,040	—

Net cash provided by financing activities	45,074,490	9,108,010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,959,853	(10,442,403)

CASH AND CASH EQUIVALENTS, beginning of year	5,968,609	15,169,524

CASH AND CASH EQUIVALENTS, end of period	$11,928,462	$4,727,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,529,606	$2,659,759

Cash paid for taxes	$933,853	$1,115,355

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

Note 2. Stock Options. The Mountain National Bank Stock Option Plan (the “Plan”) is a stock option plan that was developed by the Bank and assumed by the Company in 2002 when the Company became the holding company of the Bank. The Plan, which is administered by the Company’s Board of Directors, provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 262,500. A total of 211,349 options, with a weighted average exercise price of $10.69 per share, have been granted under the Plan through September 30, 2004, which includes 8,000 incentive stock options with an exercise price of $20.82 per share that were granted to certain officers during the first nine months of 2004. Options for 2,000 options were exercised during the quarter at an exercise price of $9.52 per share.

A summary of activity in the Plan for the nine months ended September 30, 2004 and September 30, 2003, is as follows:

	Outstanding Options			Exercisable Options
	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price
Options outstanding, December 31, 2002	172,849		$9.55	104,366		$9.57
Options granted	33,500		14.29	—		—
Options which became exercisable	—		—	26,076		9.52
Options exercised	—		—	—		—
Options rescinded/expired	—		—	—		—

Options outstanding, September 30, 2003	206,349		10.33	130,442		9.80

Options outstanding, December 31, 2003	203,349		10.28	128,992		9.79
Options granted	8,000		20.82	—		—
Options which became exercisable	—		—	27,226		11.29
Options exercised	<2,000	>	9.52	<2,000	>	9.52
Options rescinded/expired	—		—	—		—

Options outstanding, September 30, 2004	209,349		$10.69	154,218		$10.06

The numbers in the table have been adjusted to reflect a 5% stock dividend declared effective December 31, 2003.

The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Plan. No stock-based employee compensation is reflected in net income as all options granted under this plan had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine-months ended September 30,		Three-months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,539,980	$1,163,779	$600,096	$504,272
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects
	(29,660)	(30,196)	(11,138)	(10,065)

Pro forma net income	$1,510,320	$1,133,583	$588,958	$494,207

Earning per share
Basic - as reported	$1.22	$0.92	$0.48	$0.40

Basic - pro forma	$1.20	$0.90	$0.47	$0.39

Diluted - as reported	$1.15	$0.90	$0.44	$0.39

Diluted - pro forma	$1.12	$0.88	$0.43	$0.38

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

Note 4. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period (1,262,702 and 1,259,702 for basic and 1,344,528 and 1,291,800 for diluted calculations for the nine-month period ended September 30, 2004 and 2003, respectively, and 1,260,702 and 1,259,702 for basic and 1,363,781 and 1,291,800 for diluted calculations for the three-month period ended September 30, 2004 and 2003, respectively). Diluted earning per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options, during the period.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To better understand financial trends and performance, management of the Company analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the third quarter of 2004. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three and nine-month periods ended September 30, 2004 and September 30, 2003. We have provided comparisons of the financial data for the three and nine-month periods ended September 30, 2004 against the same periods in 2003, as well as our year-end results as of December 31, 2003, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with the Company’s financial statements and notes thereto, which are included under Item 1.

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

In addition to the Bank’s six existing locations, we purchased property on Wears Valley Road in Pigeon Forge during the first quarter of 2004 in anticipation of building an additional branch location. We have received approval from the Office of the Comptroller of the Currency (the “OCC”) for this new branch and recently began construction. We expect to open the new branch during the second quarter of 2005. The Bank is also evaluating additional sites for future expansion.

The Company reported net income of $601,096 for the third quarter of 2004, an increase of $96,824, or 19.2%, from net income of $504,272 for the corresponding period in 2003. Basic and diluted earnings per share increased from $0.40 and $0.39, respectively, in the third quarter of 2003 to $0.48 and $0.44, respectively, in the third quarter of 2004. Net income increased $376,201, or 32.3%, to $1,539,980 for the nine-month period ended September 30, 2004, compared to $1,163,779 for the same period of 2003. Basic and diluted earnings per share increased from $0.92 and $0.90, respectively, in the nine months ended September 30, 2003, to $1.22 and $1.15, respectively, for the nine months ended September 30, 2004. The increase in net income and earnings per share was due in part to interest earned on the increases in investment securities and loans and the reduction in the provision for loan losses, offset by the interest paid on the increase in deposits. See Provision for Loan Losses below. During the nine months ended September 30, 2004, the Company’s total assets increased by 21.0% to approximately $272 million from approximately $224 million at December 31, 2003.

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

Balance Sheet Analysis

Loans

At September 30, 2004, loans totaled $192 million, an increase of $12 million, or 6.6%, from $180 million at December 31, 2003. At September 30, 2004, loans comprised 77.9% of the Bank’s earning assets. This increase in our loan portfolio was primarily attributable to growth in real estate loans, including commercial and residential real estate loans. Total earning assets as a percent of total assets, were 90.6% at September 30, 2004, compared to 92.3% at December 31, 2003, and 90.6% at September 30, 2003. This decrease in total earning assets relative to total assets is attributable to the increase in fixed asset expenditures related to our new operations center.

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Company’s management reviews the components of the loan portfolio in order to estimate the appropriate provision for loan losses necessary to maintain the allowance at a level believed to be adequate in relation to losses inherent in the loan portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors. As of September 30, 2004, the Bank had loans totaling $317,953 that were 30 days or more but less than 90 days past due and $220,752 in non-performing loans (loans past due 90 days or more and non-accrual loans). Accordingly, management considers the current level of its allowance for loan losses at September 30, 2004, in the amount of approximately $2,208,000 to be adequate to absorb anticipated future loan losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses.

Investment Securities

At September 30, 2004, the Bank’s investment securities portfolio totaled $47 million, up from $22 million at December 31, 2003 and $21 million at September 30, 2003. The investment portfolio consists of U.S. Government Agency Securities and municipal securities. The Bank’s investment securities portfolio is the second largest component of the Bank’s earning assets and represented 17.3% of total assets at quarter-end. As an integral component of its asset/liability strategy, the Bank manages its investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. The investment securities portfolio is also used to meet pledging requirements for deposits and borrowings. The average yield on the portfolio during the first nine months of 2004 was 4.39% versus 3.18% for the first nine months of 2003. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, increased by $25,123, net of income taxes, during the first nine months of 2004.

The growth in the Bank’s investment portfolio is attributable to increases in deposits that exceeded loan demand during the period, which resulted in available funds that we invested in Government Securities. The yields on these investments exceeded the cost of the interest-bearing deposits and borrowings. Due to continued low interest rates during the period, average interest paid on interest-bearing deposits continued to decline as deposits matured and were renewed at the prevailing lower rates. Additionally, the rate of increase in the cost of deposits has trailed the rate of growth we have experienced in our loan and investment portfolio yields.

Deposits

Asset growth during the first nine months of 2004 was funded primarily by an increase in deposits during the period from approximately $197 million at December 31, 2003 to approximately $240 million at September 30, 2004, an increase of $43 million, or 22.0%. Noninterest-bearing deposits increased $4.6 million, or 13.4%, from $34.6 million at December 31, 2003 to $39.2 million at September 30, 2004, while total interest-bearing deposits increased $39 million, or 23.9%, from $162 million to $201 million during the first nine months of 2004. The increase in interest-bearing deposits relative to noninterest-bearing deposits was primarily attributable to a $26 million increase in NOW accounts during the period.

The Bank also continues to experience high demand for its certificate of deposit accounts. The Bank offers certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. The Bank’s average cost of interest-bearing deposits for the first nine months of 2004 was 1.68%, down from 2.06% for the same period a year ago.

The table below provides information relating to the Bank’s deposit base:

	SEPTEMBER 30,		% CHANGE
	2004	2003
	(in thousands)
Non-Interest bearing accounts	$39,285	$29,923	31.3%
NOW Accounts	38,177	12,046	216.9%
Money Market Accounts	55,277	53,488	3.4%
Savings Accounts	6,389	5,782	10.5%
Certificates of Deposits	94,467	80,235	17.7%
Individual Retirement Accounts	6,713	6,103	10.0%
TOTAL DEPOSITS	$240,309	$187,576	28.1%

Funding Resources, Capital Adequacy and Liquidity

Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $10 million as of September 30, 2004, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $32 million from the Federal Home Loan Bank of Cincinnati (the “FHLB”) that the Bank uses to meet short-term liquidity demands.

During July of 2004, the Bank completed construction of a new operations center. The new operations center is now fully operational and houses the Bank’s data processing, proof, accounting, credit, training, and deposit services departments, as well as internal audit and loan review departments. Moving these functions and associated personnel to the new operations center allows for future growth in the lending department at the Bank’s main branch in Sevierville. The bank’s commercial loan department now occupies a portion of the third floor at the main branch previously occupied by some of the above-mentioned support departments.

Capital adequacy is important to the continued financial safety and soundness and growth of the Bank and the Company. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank and the Company are “well capitalized.”

The table below sets forth the Company’s consolidated capital ratios as of the periods indicated.

	September 30, 2004	December 31, 2003
Tier 1 Risk-Based Capital	10.19%	10.10%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	11.39%	11.64%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	8.15%	8.87%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

The table below sets forth the Bank’s capital ratios as of the periods indicated.

	September 30, 2004	December 31, 2003
Tier 1 Risk-Based Capital	10.03%	10.27%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	11.08%	11.39%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	8.02%	9.01%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trust’s sale of trust preferred securities by issuing junior subordinated debentures to the trust. For regulatory capital purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently includible in Tier 1 Capital so long as they do not exceed 25% of total Tier 1 Capital. Consequently, as of September 30, 2004, we were able to classify $5.5 million of the trust preferred securities as Tier 1 Capital for regulatory capital purposes. Under revised Interpretation No. 46 (FIN 46R) recently promulgated by Financial Accounting Standards Board (FASB), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result of this recent accounting pronouncement, the Federal Reserve Board in May issued proposed changes in its capital adequacy rules affecting the capital treatment of trust preferred securities. The Federal Reserve’s proposed rules, which would take effect on March 31, 2007, would permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital. We cannot predict, however, the terms of the Federal Reserve’s final rule with respect to capital treatment of trust preferred securities, but presently we do not believe it will adversely affect our regulatory capital.

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

Income Statement Analysis

Net Income

The Company’s net income before tax for the third quarter of 2004 was $949,877, compared to $790,518 for the same period of 2003. Basic and diluted earnings per share were $0.48 and $0.44, respectively, for the third quarter of 2004, compared to $0.40 and $0.39, respectively, for the third quarter of 2003. Net income increased $376,201, or 32.3%, to $1,539,980 for the nine-month period ended September 30, 2004, compared to $1,163,779 for the first nine months of 2003. The increase in the Company’s net income during the first nine months of 2004 is in part attributable to a decrease in the provision for loan losses and an increase in investment securities and loans, which were partially offset by increased deposits. As described in Provision for Loan Losses below, approximately 24.9% of the increase in net income during the first nine months of 2004, net of applicable state and federal taxes, was attributable to a $234,000 decrease in the provision for loan losses. The seventy-five basis point increase in the prime lending rate during the second and third quarters of 2004, which resulted from increases by the Federal Reserve’s Federal Open Market Committee in its Fed Funds Rate, has contributed significantly to the increase in net income. The Bank has over $90 million in loans tied to the prime lending rate that reprice with each rate increase. We estimate that net interest income will increase with each future increase in the prime lending rate.

The following schedule illustrates the Company’s change in after-tax quarterly earnings for the periods indicated:

	2002	2003	2004
First Quarter	$403,606	$292,741	$437,551
Second Quarter	$306,401	$366,766	$501,333
Third Quarter	$324,313	$504,272	$601,096
Fourth Quarter	$374,662	$499,497

Annual Total	$1,408,982	$1,663,276

The following consolidated condensed statements of income for the third quarters of 2004 and 2003 reflect the key areas of change in relative dollars and percentage increase.

	2004	2003	% CHANGE
	(in thousands)

Net Interest Income*	2,543	2,250	13.0%
Provision for Loan Losses	(117)	(195)	(40.0)%
Non-Interest Income	611	559	9.3%
Operating Expenses	(2,087)	(1,824)	14.4%

Net income (loss) before Income tax provision	950	790	20.2%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.

The improved earnings condition in the third quarter of 2004 relative to the same period of 2003 was due principally to higher levels of net earning assets (which create more net interest income). The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.

Net Interest Income

Net interest income was $2,543,000 for the third quarter of 2004, an increase of $293,000, or 13.0%, from $2,250,000 for the same period of 2003. For the nine months ended September 30, 2004, net interest income increased $899,000, or 14.6%, to $7,040,000 from $6,141,000 for the first nine months of 2003. The increase in net interest income was attributable primarily to growth in our investment and loan portfolios. Continued strong growth in loans contributed to higher average outstanding balances of those earning assets and at higher yields than we paid on interest-bearing deposits and borrowings. See the previous discussion under “Investment Securities.”

We anticipate that the recent and future increases in the target Federal Funds Rate by the Federal Reserve will contribute to increased net interest income during future periods because our interest-earning assets typically reprice more frequently than do our interest-bearing liabilities. Future increases in these rates may have an even more significant impact on the Company’s net interest income as additional interest-earning assets are repriced if the prime rate exceeds their established “floors.”

The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin.

For the three-month period ended September 30, 2004, interest income on investment securities increased $295,312, or 148.9%, to $493,638 from $198,326 for the same period of 2003. Interest income on investment securities for the nine-month period ended September 30, 2004, increased $515,539, or 88.1% to $1,100,647 from $585,108 for the same period of 2003. This increase is primarily attributable to increases in the Company’s average investment securities, which increased by $7,842,957, or 32.5%, during the first nine months of 2004, while the net yield on these average balances increased by 107 basis points.

Interest Expense and Net Interest Margin

Total interest expense increased $196,663, or 25.8%, to $957,627 for the third quarter of 2004 from $760,964 for the third quarter of 2003. Total interest expense decreased $8,796 or 0.3%, to $2,554,981 from $2,563,777 for the nine months ended September 30, 2004 and 2003, respectively. This change resulted from a decrease in interest expense on deposits, which was partially offset by an increase in short-term borrowings expense.

Interest on deposits, the primary component of total interest expense, increased $153,315 or 22.0%, to $850,180 for the third quarter of 2004 compared to $696,865 for the same period of 2003. Interest on deposits was $2,255,454 and $2,351,697 for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest expense on deposits for the three month period ended September 30, 2004, was due primarily to the increase of approximately $43 million in the balance of these deposits over the balance at September 30, 2003. The slight decrease in interest expense for the nine month period ending September 30, 2004 relative to the same period in 2003 was due to the repricing of interest-bearing time deposits to lower rates during 2004. The majority of our time deposits had repriced by the third quarter of 2004, and market forces are presently pressuring rate increases, rather than rate decreases.

Interest expense on other borrowings was $107,447 and $64,099 for the third quarters of 2004 and 2003, respectively. This represents an increase of $43,348 or 67.3%. For the nine months ended September 30, 2004, interest expense on borrowed funds increased $87,447 or 41.2% to $299,527 from $212,020 for the same period of 2003. This increase in interest expense and other borrowings for the three and nine-month periods ended September 30, 2004, is due to an increase in the average balance due in other borrowed funds from approximately $8.4 million at September 30, 2003 to approximately $15.4 million at September 30, 2004, which resulted from increased Federal Home Loan Bank borrowings.

The Bank’s net interest margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 3.83% in the third quarter of 2004 versus 4.04% during the same period for 2003. Recent increases in the Federal Funds Rate exerted pressure on the Bank to increase the rates it pays on interest bearing liabilities during the third quarter. However, we anticipate that the interest rate the Bank earns on loans will generally increase faster than the rates the Bank pays on interest bearing liabilities, which will help improve the Bank’s interest margin going forward. As anticipated, the continued growth of non-interest bearing funds (capital and demand deposits) are having a positive effect on net interest margin in 2004.

Provision For Loan Losses

A bank’s provision for loan losses is the amount of current expense required to provide for future anticipated loan losses. The Bank’s funding of the provision for loan losses was $117,000 in the third quarter of 2004, compared to $195,000 in the third quarter of 2003, a decrease of $78,000, or 40.0%. The Bank’s provision for loan losses during the nine months ended September 30, 2004, was $351,000 compared to $585,000 for the nine-month period ended September 30, 2003, a decrease of $234,000 or 40.0%. Low net charge offs during the first nine months of 2004 allowed us to reduce our provision for loan losses during the period relative to the same period in 2003 while maintaining an allowance for loan losses that management believes is sufficient to absorb anticipated future losses. The Bank continues to experience low levels of loan losses compared to the volume of loans the Bank has originated during its five years of operations. Net charge-offs during the first nine months of 2004 averaged 0.15%, a slight increase from average charge-offs of 0.04% during the first nine months of 2003.

Non-Interest Income

Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. Non-interest income increased to $610,606 during the third quarter of 2004 from $558,914 during the third quarter of 2003, an increase of $51,692, or 9.3%, and increased by $207,607, or 13.8%, to $1,712,986 during the first nine months of 2004 compared to $1,505,379 during the first nine months of 2003. The increase was primarily attributable to growth in deposits on which the Bank earns fee income, as well as gains on the sale of mortgage loans in the secondary market and gains on the sales of U.S. Government securities.

Non-Interest Expense

Non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. Non-interest expense increased to $2,087,158 during the third quarter of 2004 from $1,823,853 during the third quarter of 2003, an increase of $263,305, or 14.4%. Similarly, non-interest expenses increased by $730,163 or 13.9%, during the nine-month period ended September 30, 2004, to $5,969,802 from $5,239,639 in the corresponding period during the prior year. The increase in non-interest expenses is primarily attributable to the addition of several new employees during the first three quarters of 2004 and related increases in employee benefit costs. Additionally, the Bank has made a commitment to maintain efficiency through technology improvements, which requires a significant investment each year for replacement equipment and support, which we record as non-interest expense.

Income Taxes

For the three months ended September 30, 2004, income tax expense increased $62,535, or 21.9%, to $348,781 from $286,246 in the corresponding period of 2003. Income tax expense for the nine-month period ended September 30, 2004 increased to $891,933 from $658,116 during the nine-month period ended September 30, 2003, an increase of $233,817, or 35.5%. These levels represent an effective tax rate on pre-tax earnings of 36.68% and 36.12% for the nine-month periods ended September 30, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements

Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to “Commitments and lines of credit” in our Form 10-KSB for the year ended December 31, 2003.

Interest Rate Sensitivity Management

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility and achieve reasonable stability earnings from changes in interest rates and preserve the value of the Company’s equity. Changes in interest rates affect, among other things, the Company’s net interest income, volume of loan production and the fair value of financial instruments, as well as of the Bank’s loan portfolio.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Securities and Exchange Commission, or the “Commission,” under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Senior Vice President - Controller, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Senior Vice President - Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Vice President - Controller concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.

Changes in Internal Control over Financial Reporting

During the third quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to reasonably affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

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

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: November 15, 2004	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: November 15, 2004	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Controller