Form 10KSB
period 2004-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2005-03-31
CIK 1177070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-49912

MOUNTAIN NATIONAL BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Tennessee	75-3036312
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification Number)

300 East Main, Sevierville, Tennessee 37862

(Address of Principal Executive Offices)

(865) 428-7990

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues for the Registrant’s fiscal year ended December 31, 2004, totaled $15,689,797. The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on February 1, 2005 was $25,684,056 (computed by reference to the price at which the Registrant’s Common Stock was last sold on February 14, 2005, as reported on the OTC Bulletin Board).

There were 1,349,652 shares of Common Stock outstanding as of February 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) are incorporated by reference into Part III of this Report. Other than those portions of the 2005 Proxy Statement specifically incorporated by reference herein pursuant to Part III, no other portions of the 2005 Proxy Statement shall be deemed so incorporated.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

MOUNTAIN NATIONAL BANCSHARES, INC.

Annual Report on Form 10-KSB

For the Fiscal Year Ended December 31, 2004

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Mountain National Bancshares, Inc. (“Mountain National” or the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

Mountain National Bancshares, Inc., which is also referred to in this report as “Mountain National” and the “Company,” is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company provides a full range of banking services through its banking subsidiary, Mountain National Bank, or the “Bank.”

For the purposes of the discussions in this report, the words “we,” “us,” and “our” refer to the combined entities of the Company and the Bank. The Company’s main office is located at 300 East Main Street, Sevierville, Tennessee 37862. The Company was incorporated as a business corporation in March 2003 under the laws of the State of Tennessee for the purpose of acquiring 100% of the issued and outstanding shares of common stock of the Bank. In June 2003 the Company received approval from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to become a bank holding company. Effective July 1, 2003, the Company and the Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of the Bank and the shareholders of the Bank became the shareholders of the Company.

At December 31, 2004, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company’s holding company structure provides it with greater flexibility than the Bank would otherwise have relative to expanding and diversifying its business activities through newly formed subsidiaries or through acquisitions. While management of the Company has no present plans to engage in any other business activities, management may from time to time study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The Bank

Mountain National Bank is organized as a national banking association. The Bank applied to the Office of the Comptroller of the Currency, or the “OCC,” and the Federal Deposit Insurance Corporation, or the “FDIC,” on February 16, 1998 to become an insured national banking association. The Bank received approval from the OCC to organize as a national banking association on June 16, 1998 and commenced business on November 23, 1998. The Bank’s principal business is to accept demand and savings deposits from the general public and to make residential mortgage, commercial and consumer loans.

Our Banking Business

General. Our banking business consists primarily of traditional commercial banking operations, including taking deposits and originating loans. We conduct our banking activities from our main office located in Sevierville, Tennessee and through five additional branch offices in Sevier County, Tennessee. We operate two branch offices in Gatlinburg, a branch office in Pigeon Forge, a branch office in Seymour, and a branch office in Kodak, Tennessee. The retail nature of our commercial banking operations allows for diversification of depositors and borrowers, and we do not believe that we are dependent on a single or a few customers.

We offer a variety of retail banking services. We seek savings and other time and demand deposits from consumers and businesses in our primary market area by offering a full range of deposit accounts, including savings, demand deposit, retirement, including individual retirement accounts, or “IRA’s,” and professional and checking accounts, as well as certificates of deposit. We use the deposit funds we receive to originate mortgage, commercial, and consumer loans, and to make other authorized investments. In addition, we currently maintain 13 full-service ATMs throughout our market area. Because the Bank is a member of a number of payment systems networks, Bank customers may also access banking services through ATMs and point of sale terminals throughout the world. In addition to traditional deposit-taking and lending services, we also provide a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.

In addition to our six existing locations, we purchased property and have begun construction on a seventh location on Wears Valley Road in Pigeon Forge. The Bank has received approval from the OCC for this new branch and we expect to complete construction during the third quarter of 2005. We also regularly evaluate additional sites for future expansion in and around our existing markets.

The banking industry is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry, and financial institutions. Deposits at commercial banks are influenced by economic conditions, including interest rates and competing investment instruments, levels of personal income and savings, among others. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, local economic and seasonal factors, and availability of funds. Our primary sources of funding for lending activities include savings and demand deposits, income from investments, loan principal payments and borrowings. For additional information relating to our deposits and loans, refer to “Management’s Discussion and Analysis or Plan of Operation.”

Market Areas. Our primary market area is Sevier County, located in eastern Tennessee. We intend to continue our focus on this primary market area in the future, although we can make no assurances that we will not pursue attractive opportunities for expansion to adjacent markets. Additionally, even with our current market area focus, some of our business may come from areas contiguous to our primary market area.

Lending Activities

General. We concentrate on developing a diversified loan portfolio consisting of first mortgage loans secured by residential properties, loans secured by commercial properties, and other commercial and consumer loans.

Real Estate Lending. We originate permanent and construction loans having terms of up to 30 years and secured by residential real estate comprised of single-family dwellings and multi-family dwellings of up to four units. All of our residential real estate loans consist of conventional loans that are not insured or guaranteed by government agencies. We have developed a portfolio of residential real estate loans consisting primarily of adjustable rate mortgage loans, or “ARM loans,” which reprice from between one and five years after origination. We also originate and hold in our portfolio traditional fixed-rate mortgage loans in appropriate circumstances.

We emphasize the origination of ARM loans over fixed-rate loans because the interest we earn on ARM loans tends to more closely track changes in market rates of interest. There are, however, certain unquantifiable borrower credit risks associated with ARM loans that may not be present in fixed-rate loans, particularly the increased risks of delinquency and nonpayment by certain borrowers that accompanies rising interest rates on outstanding ARM loans as they adjust in response to higher market rates of interest. These delinquency and nonpayment risks may be exacerbated if we use discounting as a marketing incentives to originate ARM loans bearing initial rates of interest that are below the rates borrowers would otherwise be required to pay if we did not offer initial discounting. Additionally, although ARM loans allow us to increase the sensitivity of our asset base to changes in interest rates, the extent of this interest sensitivity will be limited by any periodic and lifetime interest rate adjustment limits associated with individual loans.

Although we generally believe that ARM loans reduce our interest rate risk exposure because we believe that repricing of ARM loans will generally better match changes in our cost of funds than will fixed-rate loans, we can make no assurances that the yields we earn on ARM loans will be sufficient to offset increases in our cost of funds in the future. For additional information relating to our sensitivity to interest rates and our efforts to manage our exposure to risks associated with changes in market rates of interest, refer to the discussion under “Management’s Discussion and Analysis or Plan of Operation – Discussion of Financial Condition – Interest Rate Sensitivity Management.”

From time to time we originate a limited number of permanent, conventional residential mortgage loans that we sell on a servicing-released basis to private institutional investors such as savings institutions, banks, life insurance companies and pension funds. We originate these loans on terms and conditions similar to those required for sale to the Federal Home Loan Mortgage

Corporation, or “FHLMC,” and the Federal National Mortgage Association, or “FNMA,” except that we occasionally offer these loans with higher dollar limits than are permissible for FHLMC or FNMA-eligible loans.

The loan-to-value ratios we require for the residential mortgage loans we originate are determined based on guidelines established by the Bank’s Board of Directors pursuant to applicable law.

Consumer Lending. We originate consumer loans that typically fall into the following categories:

•	loans secured by junior liens on real estate, including home improvement and home equity loans, which have an average maturity of about ten years and generally are limited to 85% of appraised value;

•	loans secured by personal property, such as automobiles, recreational vehicles or boats, which typically have 36 to 60 month maturities;

•	loans to our depositors secured by their time deposit accounts or certificates of deposit;

•	unsecured personal loans and personal lines of credit; and

•	credit card loans.

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciating assets such as automobiles. Where consumer loans are unsecured or secured by depreciating assets, the absence of collateral or the insufficiency of any repossessed collateral to serve as an adequate source of repayment of the outstanding loan balance poses greater risk of loss to us. When a deficiency exists between the outstanding balance of a defaulted loan and the value of collateral repossessed, the borrower’s financial instability and life situations that led to the default (which may include job loss, divorce, illness or personal bankruptcy, among other things) often does not warrant substantial further collection efforts. Furthermore, the application of various federal and state laws, including federal bankruptcy and state insolvency laws, may limit the amount that we can recover in the event a consumer defaults on an unsecured or undersecured loan.

Construction Lending. We offer single-family residential construction loans to borrowers for construction of one-to-four family residences in our primary market area. Typically, we limit our construction lending to construction-permanent loans and make these loans to individuals building their primary residences. We also originate a limited number of construction loans to selected local builders for construction of single-family dwellings.

Our construction loans may have fixed or adjustable interest rates and are underwritten in accordance with the same standards that we apply to permanent mortgage loans, with the exception that our construction loans generally provide for disbursement of the loan amount in stages during a construction period of up to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. We typically require a maximum loan-to-value ratio of 80% on construction loans we originate. While our construction loans generally convert to permanent loans following construction, the construction loans we extend to builders generally require repayment in full upon the completion of construction, or, alternatively, may be assumed by the borrower.

Construction lending affords us the opportunity to earn higher interest rates and fees with shorter terms to maturity than does single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the projected cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to complete the project. If the estimate of value upon completion proves inaccurate, we may be confronted at, or prior to, the maturity of the loan with collateral of insufficient value to assure full repayment. Construction projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the builder’s ability to repay the loan is often dependent on the builder’s ability to sell the property prior to the time the construction loan becomes due. We address these risks by adhering to strict underwriting policies and disbursement procedures, and by closely monitoring the construction project.

Commercial Lending. We originate secured and unsecured loans for commercial, corporate, business, and agricultural purposes, and we engage in commercial real estate activities consisting primarily of loans for hotels, motels and restaurants, and to a limited extent, loans for retail store outlets and service providers such as insurance agencies. Currently we concentrate our commercial lending efforts on originating loans to small businesses for purposes of providing working capital, capital improvements, construction and leasehold improvements. These loans typically have one-year maturities, if they are unsecured loans, or, in the case of small business loans secured by real estate, have an average maturity of seven years. We are eligible to participate in the Small Business Administration’s guaranteed commercial loan program, but have only one loan outstanding under the program at this time.

Commercial lending, while generally considered to involve a higher degree of credit risk than long-term financing of residential properties, generally provides higher yields and greater interest rate sensitivity than do residential mortgage loans. The higher risks inherent in commercial lending include risks specific to the business venture, delays in leasing the collateral and excessive collateral dependency, vacancy, delays in obtaining or inability to obtain permanent financing, and difficulties we may experience in exerting influence over or acquiring the collateral following a borrower’s default. Moreover, commercial loans often carry larger loan balances to single borrowers or groups of related borrowers than do residential real estate loans. With respect to commercial real estate lending, the borrower’s ability to make principal and interest payments on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. We attempt to mitigate the risks inherent in commercial lending by, among other things, securing our loans with adequate collateral and extending commercial loans only to persons located in our primary market area.

Creditworthiness and Collateral. We require each prospective borrower to complete a detailed loan application which we use to evaluate the applicant’s creditworthiness. All loan applications are reviewed and approved or disapproved in accordance with guidelines established by the Bank’s Board of Directors. We also require that loan collateral be appraised by independent appraisers approved by the Bank’s Board of Directors, and require borrowers to maintain fire and casualty insurance on collateral in accordance with guidelines established by the Bank’s Board of Directors. Title insurance is required for all real property collateral. We also typically require borrowers of conventional residential real estate loans having loan-to-value ratios in excess of 80% to carry private mortgage insurance covering that portion of the loan in excess of 80% of the appraised collateral value, provided such insurance is available and economically feasible.

Loan Originations. We originate loans primarily for our own portfolio but, subject to market conditions, we may sell certain loans we originate in the secondary market. Initially, most of our loans are originated based on referrals and to walk-in customers. We also use various methods of local advertising to stimulate originations.

Secondary Market Activities. We engage in secondary mortgage market activities, principally the sale of certain residential mortgage loans on a servicing released basis, subject to market conditions. Secondary mortgage market activities permit us to generate fee income and sale income to supplement our principal source of income — net interest income resulting from the interest margin between the yield on mortgage portfolios and the interest paid on savings deposits and time deposit certificates.

Income from Lending Activities. Our lending activities generate interest and loan origination fee income. Loan origination fees are calculated as a percentage of the principal amount of the mortgage loans we originate and are charged to the borrower by the Bank for originating the loan. We also receive loan fees and charges related to existing loans, which include late charges and assumption fees.

Loan Delinquencies and Defaults. When a borrower fails to make a required loan payment for 30 days, we classify the loan as delinquent. If the delinquency exceeds 90 days and is not cured through the Bank’s normal collection procedures, we institute more formal recovery efforts. If a foreclosure action is initiated and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial or trustee sale at which, in some instances, the Bank acquires the property. Thereafter, such acquired property is recorded in the Bank’s records as “other real estate owned” until the property is resold. In some cases, we may finance resales of other real estate owned, which may involve our origination of “loans to facilitate” that typically involve a lower down payment or a longer term.

Investment Activities

Our investment securities portfolio is an integral part of our total assets and liabilities management strategy. We use our investments, in part, to further our interest rate risk management objective of reducing our sensitivity to interest-rate fluctuations. Our primary objective in making investment determinations with respect to our securities portfolio is to achieve a high degree of maturity and rate matching between these assets and our interest-bearing liabilities. In order to achieve this goal, we concentrate our investments, which constituted approximately 17.5% of our total assets at December 31, 2004, in U.S. government securities or other securities of similar low risk. The U.S. government and other investment-grade securities in which we invest typically have maturities ranging from 30 days to 30 years.

Sources of Funds

General. Deposits are the primary source of funds we use to support our lending activities and other general business activities. Other sources of funds include loan repayments, loan sales and borrowings. Although deposit activity is significantly influenced by fluctuations in interest rates and general market conditions, loan repayments are a relatively stable source of funds. We also use short-term borrowings to compensate in periods where our normal funding sources are insufficient to satisfy our funding needs. We use long-term borrowings to support extended activities and to extend the term of our liabilities.

Deposits. We offer a variety of programs designed to attract both short-term and long-term deposits from the general public in our market areas. These programs include savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts, fixed-rate and variable-rate certificate of deposit accounts of varying maturities, retirement accounts and certain other accounts. We particularly focus on promoting long-term deposits, such as IRA accounts and certificates of deposit.

Borrowings. The Bank became a member of the Federal Home Loan Bank of Cincinnati, or the “FHLB of Cincinnati,” in December 2001. The FHLB of Cincinnati functions as a central reserve bank that provides credit for member institutions. As a member, the Bank is required to own capital stock in the FHLB of Cincinnati. Membership in the FHLB of Cincinnati entitles the Bank, provided certain standards related to creditworthiness have been met, to apply for advances on the security of the FHLB of Cincinnati stock it holds as well as on the security of certain of its residential mortgage loans and other assets (principally, its investment securities that are obligations of, or guaranteed by, the United States). The FHLB of Cincinnati makes advances to the Bank pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Interest rates on FHLB of Cincinnati advances are variable, and adjust to reflect actual conditions existing in the credit markets. The uses for which we may employ funds received pursuant to FHLB of Cincinnati advances are prescribed by the various lending programs, which also prescribe borrowing limitations. Acceptable uses prescribed by the FHLB of Cincinnati have included expansion of residential mortgage lending and funding short-term liquidity needs. Depending on the particular credit program under which we borrow, borrowing limitations are generally based on the FHLB of Cincinnati’s assessment of our creditworthiness. The FHLB of Cincinnati is required to review the credit limitations and standards to which we are subject at least once every six months.

Financing. In August of 1998, the Bank completed an offering of common stock which yielded proceeds of $12,000,000. On November 7, 2003, the Company completed the sale, through its wholly owned statutory trust subsidiary, MNB Capital Trust I, of $5,500,000 of trust preferred securities, which we refer to as “Capital Securities,” which mature on December 31, 2033 and have a liquidation amount of $50,000 per Capital Security. Interest on the Capital Securities is to be paid quarterly on the last day of each March, June, September and December and is reset quarterly based on the three-month LIBOR plus 305 basis points. The Company used the net proceeds from the offering of Capital Securities to pay off an outstanding line of credit.

Competition

We face significant competition in our primary market area from a number of sources, including five commercial banks and one savings institution. As of June 30, 2004, there were 42 commercial bank branches and four savings institutions branches located in Sevier County. Citizens National Bank, Sevier County Bank, and Tennessee State Bank are community banks that are domiciled in Sevier County and with which we compete. Regional bank holding companies operating in Sevier County include SunTrust Bank, which operates three offices in Sevier Country, Home Federal Bank FSB, which operates a total of four branches in Sevier County, and BB&T, which operates eight branches in Sevier County.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other recent federal and state laws have resulted in increased competition from both conventional banking institutions and other businesses offering financial services and products. Mortgage banking firms, finance companies, real estate investment trusts, insurance companies, leasing companies, factors, and certain government agencies provide additional competition for loans and for certain financial services. We also compete for deposit accounts with a number of other financial intermediaries, including securities brokerage firms, money market mutual funds, government and corporate securities, and credit unions. The primary criteria on which institutions compete for deposits and loans are interest rates, loan origination fees and range of services offered.

Most of our competitors have been in existence for a longer period of time, are better established, have substantially greater financial resources and have more extensive facilities than we do. Because of the size and established presence of our competitors in our market area, these competitors have longer-term customer relationships than we maintain and are able to offer a wider range of services than we offer.

As evidenced by our deposit and loan growth, as described in “Management’s Discussion and Analysis or Plan of Operation,” we have been able to compete with our larger more established competitors by attracting customers from existing financial institutions as well as from growth in our communities by focusing on providing a high level of customer service and by providing the products most important to our customers. During our relatively short operating history, we have been successful in hiring a staff with significant local bank experience and that shares our commitment to providing our customers with the highest levels of customer service. While focusing on customer service, we are also able to offer our customers most of the banking services offered by our local competitors, including Internet banking, investment services, and sweep accounts.

Employees

We currently employ a total of 112 full-time equivalent, or “FTE,” employees. We employ 40 FTE employees at our main office, including three executive officers. In addition to a President and Chief Executive Officer, the Bank employs an Executive Vice President and Senior Credit Officer, and an Executive Vice-President of Operations/Cashier. The remaining employees provide staff support in the teller, new accounts, loan processing, accounting and secretarial functions. The Bank has 14 FTE employees at its two Gatlinburg branches, 10 FTE employees at its Pigeon Forge branch, 7 FTE employees at its Seymour branch, 4 FTE employees at its Kodak branch, and 37 FTE employees at its Operations Center. Branch employees include teller, new account, and lending personnel. We are not a party to any collective bargaining agreements with our employees, and we consider relations with our employees to be good.

Seasonality

Due to the predominance of the tourism industry in Sevier County, a significant portion of our commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks and financial institutions in other market areas. Growth in the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.

Supervision and Regulation

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be a complete description of the statutes or regulations applicable to the Company’s and the Bank’s business. Supervision, regulation, and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company’s business.

Bank Holding Company Regulation

The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the BHC Act. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine non-bank Subsidiaries the Company may acquire.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act (“CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has no present plans to become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by the GLB Act. The GLB Act also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing the GLB Act.

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions”, which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

The BHC Act permits acquisitions of banks by bank holding companies, such that Mountain National and any other bank holding company located in Tennessee may now acquire a bank located in any other state, and any bank holding company located outside Tennessee may lawfully acquire any bank based in another state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Under Tennessee law, in order for an out-of-state bank or bank holding company to establish a branch in Tennessee, the bank or bank holding company must purchase an existing bank, bank holding company, or branch of a bank in Tennessee which has been in existence for at least three years. De novo interstate branching is permitted under Tennessee law on a reciprocal basis. The Bank is eligible to be acquired by any bank or bank holding company, whether inter-or intrastate, since it has now been in existence for three years.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Bank Regulation

The Bank is subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the “OCC”) which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.

While the OCC has authority to approve branch applications, national banks are required by the National Bank Act to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee and in other states on a reciprocal basis. Mountain National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger or branch acquisition. Tennessee, however, only permits an out-of-state bank, short of an interstate merger, to branch into Tennessee through branch acquisition if the home state of the out-of-state bank permits Tennessee-based banks to acquire branches there.

The OCC has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries of the Bank. These changes also modernize and streamline corporate governance, investment and fiduciary powers. The OCC also recently has the ability to preempt state laws purporting to regulate the activities of national banks.

The OCC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital Adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor, and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

GLB requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. GLB also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies. See the discussion regarding GLB in “Bank Holding Company Regulation” above.

Community Reinvestment Act

The Company and the Bank are subject to the CRA and the federal banking agencies’ regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming a financial holding company. The Bank has a satisfactory CRA rating.

GLB and federal bank regulations have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. The OCC and other federal bank regulators have proposed revisions to their CRA regulations.

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In 1994, the Department of Housing and Urban Development, the Department of Justice (the “DOJ”), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to spend significant amounts of time and money on compliance with these rules. We may not be able to complete our assessment of our internal controls in a timely manner. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.

Payments of Dividends

The Company is a legal entity separate and distinct from its bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national or state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

Capital

The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), (iv) significantly undercapitalized if it has a total capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%, or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

On March 1, 2005, the Federal Reserve adopted changes to its capital rules that permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company expects that it will continue to treat its $5.5 million of trust preferred securities as Tier 1 capital.

As of December 31, 2004, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory Minimum	Company	Bank
Tier 1 capital ratio	4.0%	9.94%	9.65%
Total capital ratio	8.0%	10.96%	10.67%
Leverage ratio	3.0-5.0%	8.08%	7.85%

FDICIA

FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards.

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank is well capitalized, and brokered deposits are not restricted.

Enforcement Policies and Actions

The Federal Reserve and the OCC monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Mountain National and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Mountain National and its subsidiary cannot be predicted.

In 2004 the Federal Reserve raised the targeted federal funds rate and the discount rate five times for a total of 1.25%. In February and March 2005, the Federal Reserve raised these rates by a total of 0.50% and indicated that further increases were likely in the future.

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are primarily insured by the FDIC’s Bank Insurance Fund (“BIF”). The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, “well capitalized,” “adequately capitalized” or “undercapitalized,” and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2004, the Bank paid $0 in BIF deposit insurance premiums, and paid approximately $29,157.84, $26,920.89 and $23,046.21 in FICO assessments during 2004, 2003 and 2002, respectively.

The FDIC’s Board of Directors has continued the 2004 BIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2005. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized FICO to levy assessments on BIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.68 basis points for BIF in the first quarter of 2003 to 1.52 basis points in the last quarter of 2003 and from 1.54 basis points in the first quarter of 2004 to 1.46 basis points in the last quarter of 2004. The FICO assessment rate for the first quarter of 2005 is 1.44 basis points.

Other Laws and Regulations

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with this Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps –

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs, and sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.

Legislative and Regulatory Changes

Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Tennessee. The FDIC has proposed a restructuring of the federal deposit insurance system, including provisions to better measure and price deposit insurance, to merge BIF and SAIF and to increase deposit insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on deposits, and would permit interstate branching on a de novo basis. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

Statistical Information

Certain statistical and financial information (as required by Guide 3) is included in response to Item 6 and 7 of this Annual Report on Form 10-KSB.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank currently operates from its main office in Sevierville, Tennessee and five branch offices located in Gatlinburg, Pigeon Forge, Seymour, and Kodak, Tennessee. The main office, which is located at 300 East Main, Sevierville, Tennessee 37862, contains approximately 24,000 square feet and is owned by the Bank.

The first Gatlinburg branch was built in 1999 and is located at 960 E. Parkway. It contains approximately 4,800 square feet. The Bank leases the land at this location.

The second Gatlinburg branch is a walk-up branch leased by the Bank located at 745 Parkway, which lies in the heart of the Gatlinburg tourist district.

The Pigeon Forge branch, owned by the Bank, contains approximately 3,800 square feet and is located at 3104 Teaster Lane, Pigeon Forge, Tennessee.

The Seymour branch, also owned by the Bank, contains approximately 3,800 square feet and is located on Chapman Highway, Seymour, Tennessee.

Construction of the fifth branch office, on land purchased by the Bank, was completed in July 2002. This branch office is located in the Kodak community of Sevierville on Highway 66 – Winfield Dunn Parkway, which is the main corridor from Interstate 40 into Sevier County. The branch is centrally located between Interstate 40 and the downtown area of Sevierville, and is one of the fastest growing commercial areas in the county.

In July of 2004, we completed construction of our new operations center containing approximately 24,000 square feet. The center houses the accounting, data processing, proof, training, credit and deposit services departments. Moving these functions and associated personnel to the new operations center allows for future growth in the lending department at the Bank’s main branch in Sevierville. The Bank’s commercial loan department now occupies a portion of the third floor at the main branch, which was previously occupied by some of the above-mentioned support departments now located in our operations center.

In addition to the Bank’s six existing locations, we purchased property on Wears Valley Road in Pigeon Forge during the first quarter of 2004 for a new branch location. Construction is under way, and we expect to open the new branch during the third quarter of 2005. The Bank is continuing to evaluate additional sites for future expansion.

Management believes that the physical facilities maintained by the Bank are suitable for its current operations and that all properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, other than ordinary routine legal proceedings incidental to the business of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not a large market for the Company’s shares, which are quoted on the OTC Bulletin Board under the symbol “MNBT.OB” and are not traded on any national exchange. Trading is generally limited to private transactions and, therefore, there is limited reliable information available as to the number of trades or the prices at which our stock has traded. Management has reviewed the limited information available regarding the range of prices at which the Company’s common stock has been sold. The following table sets forth the estimated price range for sales of common stock for each quarter of the last two years. This data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock:

	Estimated Price Range Per Share
	High	Low
2004:
First Quarter	$15.40	$15.00
Second Quarter	20.82	20.82
Third Quarter	21.00	21.00
Fourth Quarter	21.00	21.00

2003:
First Quarter	$15.00	$14.00
Second Quarter	14.00	14.00
Third Quarter	15.00	15.00
Fourth Quarter	15.00	15.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of the date of this filing, the Company has approximately 1,800 holders of record of its common stock. The Company has no other class of securities issued or outstanding.

Dividends from the Bank are the Company’s primary source of funds to pay dividends on its capital stock. Under the National Bank Act, the Bank may, in any calendar year without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank’s ability to pay dividends to the Company. Additional information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in this report under “Description of Business- Supervision and Regulation.”

On December 20, 2004, the Company’s Board of Directors issued a resolution of its intention to declare a five percent stock dividend to shareholders of record as of January 7, 2005. The dividend was paid to shareholders on or about January 31, 2005. In lieu of fractional shares, we made a total cash payment of $16,244.59, based on a price of $24.01 per share. The total number of shares issued pursuant to the dividend was 63,482. No cash dividends have been declared or paid by the Company.

Issuer Purchases of Equity Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations for the two-year period ended December 31, 2004, and our financial condition at December 31, 2003 and 2004. We have provided comparisons of financial data as of and for the fiscal years ended December 31, 2003 and 2004 to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. The following discussion should be read in conjunction with our consolidated audited financial statements, including the notes thereto, and the selected consolidated financial data presented elsewhere in this Report.

Overview

We conduct our business, which consists primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, and through five additional branches in Sevier County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we do not believe that the Bank is dependent upon a single or a few customers. Due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.

Our net income for the fiscal year ended December 31, 2004 was $2,133,472, an increase of $470,196, or 28.3%, from net income of $1,663,276 for 2003. Basic and diluted earnings per share increased from $1.32 and $1.24, respectively, in 2003 to $1.68 and $1.56, respectively, in 2004. At December 31, 2004, our total assets were approximately $289,231,000, an increase of $64,762,000, or 28.9%, from total assets of approximately $224,469,000 at December 31, 2003, our total liabilities, including deposits, were approximately $272,692,000, an increase of $62,722,000, or 29.9%, from total liabilities of approximately $209,970,000 at December 31, 2003, our shareholders’ equity was approximately $16,539,000, an increase of $2,040,000, or 14.1%, from shareholders’ equity of $14,499,000 at December 31, 2003.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by the Public Company Accounting Oversight Board and conform to general practices accepted within the banking industry. Our significant accounting policies are described in the notes to our consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.

Valuation of Investment Securities

Investment securities are classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. We did not have any securities classified as trading securities as of December 31, 2003 or 2004.

Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

Gains and losses on sales or calls of securities are recognized on the settlement date based on the adjusted cost basis of the specific security. The financial statement impact of settlement date accounting versus trade date accounting is not significant. Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during 2003 or 2004.

Allowance and Provision for Loan Losses

The allowance and provision for loan losses are based on management’s assessments of amounts that it deems to be adequate to absorb losses inherent in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area undergo an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan losses.

Results of Operations for the Years Ended December 31, 2004 and 2003

General Discussion of Our Results

Our principal source of revenue is net interest income at the Bank. Net interest income is the difference between:

•	income received on interest-earning assets, such as loans and investment securities; and

•	payments we make on our interest-bearing sources of funds, such as deposits and borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and the Company’s funding sources. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage our interest-earning asset portfolio, which includes loans;

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits; and

•	our ability to “match” liabilities to fund assets of similar maturities at a profitable spread of rates earned on assets over rates paid on liabilities.

In 2004, our other principal sources of revenue were service charges on deposit accounts, and gains on the sale of mortgage loans and securities available for sale.

Net Income

For the year ended December 31, 2004, we recorded net income of $2,133,472, an increase of $470,196, or 28.3%, from net income of $1,663,276 during 2003. The increase in net income in 2004 as compared with 2003 was primarily attributable to a significant increase in net interest income from loans and securities available for sale. The increased net interest income attributable to loans and to securities available for sale resulted from loan growth and a favorable interest rate environment in 2004. Increased earnings on interest-earning assets exceeded the increased expense from the growth in interest-bearing liabilities, resulting in an improvement in net interest income. Our total revenues for 2004 were $15,689,797, an increase of $1,967,987, or 14.3%, over total revenues of $13,721,710 for 2003. This increase in total revenues in 2004 relative to 2003 was partially offset by a $1,203,156 increases in total expenses, which rose from $11,119,624 in 2003 to $12,322,780 in 2004. The year-over-year increase in our total expenses was primarily due to an increase in employee salaries and benefits that primarily resulted from expansion of our workforce, and the costs associated with beginning operations at our new operations center. These increased expenses were somewhat offset by a decrease in the provision for loan losses in 2004. Basic and diluted earnings per share were $1.68 and $1.56, respectively, for 2004, compared to $1.32 and $1.24, respectively, for 2003. The one hundred and twenty-five basis point total increase in the Fed Funds Rate by the Federal Reserve’s Federal Open Market Committee during the second, third and fourth quarters of 2004, which resulted in concomitant increases in the prime lending rate, began to contribute to an improvement in our net income during the fourth quarter of 2004. The Bank has over $90 million in loans tied to the prime lending rate that reprice with each rate increase. We believe that rising market interest rates in the near term will positively affect our net interest income because our interest-earning assets generally reprice more frequently and more closely track changes in market interest rates than do our interest-bearing liabilities.

The following chart illustrates our change in after-tax quarterly earnings for the periods indicated:

	2004	2003
First Quarter	$437,551	$292,741
Second Quarter	$501,333	$366,766
Third Quarter	$601,096	$504,272
Fourth Quarter	$593,492	$499,497

Annual Total	2,133,472	$1,663,276

The following consolidated condensed statement of income reflects the principal components of our net income for 2004 and 2003 and the percentage change in each component of net income from 2003 to 2004.

	2004	2003	% CHANGE
	(in thousands)
Net Interest Income*	9,684	8,376	15.6%
Provision for Loan Losses	468	735	-36.3%
Non-Interest Income	2,372	2,023	17.2%
Operating Expenses	8,221	7,062	16.4%

Net income (loss) before Income tax provision	3,367	2,602	29.4%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.

The improvement in net income in 2004 relative to 2003 was due principally to strong growth in our loan portfolio, particularly growth in real estate loans, as well as growth in our investment securities portfolio. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.

Net Interest Income

Average Balances, Interest Income, and Interest Expense

The following table contains condensed average balance sheets for the years indicated. In addition, the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.

Average Balance Sheet and Analysis of Net Interest Income

for the Years Ended December 31,

(Dollars in thousands)

	2004			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Investment securities	$37,806	1,673	4.43%	$24,241	853	3.52%	$25,943	$1,271	4.90%
Unrealized gains on available for sale securities	(299)	—	—	145	—	—	281	—	—
Federal funds sold	1,634	27	1.65%	882	10	1.13%	3,451	51	1.48%
Loans (1)	188,481	11,618	6.16%	162,133	10,836	6.68%	122,177	9,231	7.56%
Allowance for loan losses	(2,137)	—	—	(1,954)	—	—	(1,234)	—	—
Cash and due from banks	6,972	—	—	5,010	—	—	3,729	—	—
Other assets	19,759	—	—	16,526	—	—	11,936	—	—
Total	252,216	—	—	206,983	—	—	166,283	—	—
Total interest-earning assets	227,921	13,318	5.84%	187,256	11,699	6.25%	151,571	10,553	6.96%
Liabilities:
Noninterest-bearing demand deposits	35,816	—	—	27,946	—	—	21,046	—	—
Interest bearing demand and savings deposits	85,366	1,092	1.28%	67,378	753	1.12%	57,465	1,066	1.86%
Time deposits	99,664	2,109	2.12%	87,602	2,290	2.61%	69,432	2,392	3.45%
Total deposits	220,846	—	—	182,926	—	—	147,943	—	—
Other borrowings	15,671	433	2.76%	10,321	280	2.71%	5,297	156	2.95%
Other liabilities	901	—	—	899	—	—	780	—	—
Shareholders’ equity	14,798	—	—	12,837	—	—	12,263	—	—
Total	252,216	—	—	206,983	—	—	166,283	—	—
Total interest-bearing liabilities	200,701	3,634	1.81%	165,301	3,323	2.01%	132,194	3,614	2.73%
Net interest income	—	9,684	—	—	8,376	—	—	6,939	—
Net interest spread (2)	—	—	4.03%	—	—	4.24%	—	—	4.23%
Net interest margin (3)	—	—	4.25%	—	—	4.47%	—	—	4.58%

(1)	Interest income from loans includes total fee income of approximately $1,169,000, $1,373,000, and $989,000 for the years ended December 31, 2004, 2003, and 2002, respectively.
(2)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Net interest income was $9,684,438 for 2004, an increase of $1,308,335, or 15.6%, from net interest income of $8,376,103 for 2003. The increase in net interest income was attributable primarily to an increase in our interest-earning assets. Additionally, our investment securities portfolio continued to perform above our peer group average during 2004. Continued strong growth in our loan portfolio, particularly real estate secured loans, contributed to higher average outstanding balances of those interest-earning assets and at higher yields than we paid on interest-bearing deposits and borrowings. See the additional discussion under “Discussion of Financial Condition – Loans.”

We anticipate that the recent and future increases in the target Federal Funds Rate by the Federal Reserve will contribute to continued improvements in our net interest income during future periods because our interest-earning assets typically reprice more frequently than do our interest-bearing liabilities. Future increases in market interest rates may have an even more significant impact on the Company’s net interest income as additional interest-earning assets are repriced if the prime rate exceeds their established “floors” on these assets.

The interest income we earn on loans is the largest contributing component of net interest income and the Bank’s net interest margin.

Also contributing to our growth in net interest income during 2004 was the approximately $28,450,000 growth in our portfolio of investment securities, which was funded primarily by the approximately $28,256,000 growth in NOW deposit accounts. For the 2004 fiscal year, interest income on investment securities increased $820,425, or 96.2%, to $1,672,992 from $852,567 for 2003. This increase was primarily attributable to increases in our average investment securities during 2004, as well as an increase in the net yield on these average balances from 3.52% in 2003 to 4.43% in 2004, an increase of 91 basis points. See additional discussion under “Discussion of Financial Condition – Investment Securities.”

Rate and Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by current year volume); and a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2004 Compared to 2003 Increase (decrease) due to change in
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	$(979)	$1,761	$782
Interest on securities	343	477	820
Interest on Federal funds sold	9	8	17

Total interest income	$(627)	$2,246	$1,619

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	$137	$202	$339
Interest on time deposits	(496)	315	(181)
Interest on other borrowings	8	145	153

Total interest expense	$(351)	$662	$311

Net interest income	$(276)	$1,584	$1,308

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses.

For the year ended December 31, 2004, the provision for loan losses decreased by $267,000 to $468,000, compared to the provision for loan losses in 2003 of $735,000. The decrease in 2004 was based on management’s evaluation of the overall allowance for loan losses relative to management’s assessment of the risk of losses inherent in our loan portfolio. Due to our limited historical charge off experience and the approximately $29 million increase in total loans during 2004, management has continued to focus on maintaining our allowance for loan losses at levels comparable to the allowance maintained by peer banks.

Our management believes that its current credit-granting and administration processes follow a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and non-performing loans, although all credit-granting processes require subjective judgments and estimates. For additional information refer to the discussion under “Discussion of Financial Condition – Allowance for Loan Losses.”

Other Income

Other income increased by approximately $349,000, or 17%, to approximately $2,372,000 in 2004 from approximately $2,023,000 in 2003. The principal component of other income during 2004 was service charges on deposits. Deposit and service charge income increased by approximately $198,000 for the year ended December 31, 2004. This increase is due primarily to an increase of approximately $76,000 in fees we charged to our customers for overdrafts in their deposit accounts.

Interest Expense and Net Interest Margin

Total interest expense increased $311,122, or 9.4%, to $3,633,855 for 2004, up from $3,322,733 for 2003. This year-over-year change resulted primarily from an increase in the interest rates we paid on interest-bearing deposits and short-term borrowings during 2004 relative to 2003.

Interest on deposits, the primary component of our total interest expense, increased $157,828, or 5.2%, to $3,200,654 for 2004 compared to interest expense on deposits of $3,042,826 for 2003. The increase in interest expense on deposits for 2004 was attributable to both the increase of approximately $41 million in the balance of our interest-bearing deposits in 2004 relative to 2003 and to the repricing of our existing interest-bearing deposits to higher rates during 2004. We anticipate that the current environment of rising market interest rates will continue to put upward pressure on the rates we pay on interest-bearing deposits.

Interest expense on other borrowings was $433,201 and $279,906 for 2004 and 2003, respectively. This represents an increase of $153,295, or 54.8% year-over-year. This increase in interest expense related to other borrowings for 2004 was primarily due to an increase in the average balance due in other borrowed funds, which resulted primarily from a $2,349,726 increase in average Federal Home Loan Bank borrowings, as well as the higher cost of borrowed funds due to the increases in the federal funds overnight rate. Rising interest rates in 2004 caused the cost of borrowed funds to increase for our note payable and for the Bank’s Federal Home Loan Bank advances and overnight federal funds purchases. The average balance in other borrowed funds increased by over $5 million during 2004, which we used to promote our continued growth.

Our net interest margin, the difference between the yield on earning assets and the rate paid on funds to support those assets, averaged 4.25% in 2004 versus 4.47% during 2003, a decrease of 22 basis points. The decrease in our net interest margin reflects a decline in the average spread in 2004 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 41 basis points to 5.84%, and the rates we paid on interest-bearing liabilities, which had a decrease in overall yield of 20 basis points to 1.81%. Although we believe that our net interest margin generally will improve as market interest rates rise, the decline in our net interest margin during 2004, a year in which the Federal Funds rate increased by a total of 125 basis points, did not reflect this trend because many of our interest-earning assets and interest-bearing liabilities were acquired at higher rates of interest than average market rates during 2004 and, consequently, these assets and liabilities continued to reprice during 2004 at lower average rates even as market interest rates leveled and began to rise. Additionally, many of our interest-earning assets are subject to interest rate floors which limit how low the interest rates we earn on these assets can move even as market rates continue to decline. The very low market rates of interest that existed prior to the recent interest rate increases by the Federal Reserve were below many of the floors on our interest-earning assets. Consequently, the rates we earn on these interest earning assets did not begin to adjust upward until market interest rates moved above their floors, which occurred with respect to many of our interest-earning assets in the fourth quarter of 2004. While recent increases in the Federal Funds Rate will exert pressure on the Bank to increase the rates paid on interest-bearing liabilities, we anticipate in this current period of rising interest rates that the interest rates the Bank earns on loans, the principal component of the Bank’s interest-earning assets, will generally increase faster, and will more closely follow the magnitude of changes in market rates of interest, than the rates the Bank pays on interest bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, we expect the Bank’s net interest margin to improve in the near term. The continued increase in non-interest-bearing deposits (capital and demand deposits) relative to interest-bearing deposits also had a positive effect on net interest margin in 2004.

Other Expenses

Non-interest expenses increased by approximately $1,159,034, or 16.4%, from $7,061,891 in 2003 to $8,220,925 in 2004. The largest component of our non-interest expense, and the greatest contributing factor to the increase in non-interest expense during 2004, was the cost of salaries and employee benefits, which increased by approximately $443,000 during 2004. The increase in salaries and employee benefits included normal increases in salaries, group insurance, payroll taxes, profit sharing and employee incentives along with increases directly related to an increased number of employees. The number of full-time equivalent employees increased from 102 at December 31, 2003 to 112 at December 31, 2004. Combined equipment and occupancy expenses increased from $1,212,240 during 2003 to $1,413,873 in 2004. The increase in equipment and occupancy expenses was related to construction of the new operations center, which we placed in service during July 2004.

Income Taxes

For 2004, our income tax expense increased $294,635, or 31.4%, to $1,233,545 from $938,910 in 2003. Our 2004 income tax expense represent an effective tax rate on pre-tax earnings of 36.6%, compared to an effective tax rate of 36.1% for 2003.

Discussion of Financial Condition

General Discussion of Our Financial Condition

Total average assets increased in 2004 by approximately $45,233,000, or 21.9%, to approximately $252,216,000 relative to total average assets of approximately $206,983,000 in 2003. The most significant increase in average assets came in the growth of our loan portfolio, as described in more detail below under “Loans.” Total average interest-earning assets increased by approximately $40,665,000, or 21.7%, to approximately $227,921,000 in 2004, compared to total interest-earning assets of approximately $187,256,000 in 2003. Other average assets increased by approximately $3,233,000 from approximately $16,526,000 in 2003 to approximately $19,759,000 in 2004.

Total average liabilities increased in 2004 by approximately $43, 273,000, or 22.3%, to approximately $237,419,000 relative to total average liabilities of approximately $194,146,000 in 2003. The most significant increase in average liabilities came in growth of deposits, as described in more detail below under “Deposits.” Total average deposits increased by approximately $37,920,000, or 20.7%, from approximately $182,926,000 in 2003 to approximately $220,846,000 in 2004. Average non-interest-bearing demand deposits increased from 2003 to 2004 by approximately $7,870,000, or 28.2%, while average interest-bearing demand and savings deposits increased by approximately $17,987,000, or 26.7%, and average time deposits increased by approximately $12,062,000, or 13.8%.

Stockholders’ equity increased from $14,498,690 at December 31, 2003 to 16,538,913 at December 31, 2004, an increase of $2,040,223, or 14.1%. This increase reflected net earnings of approximately $2,133,000 for 2004. Accumulated other comprehensive income, which represents the net unrealized gains or (losses) on securities available-for-sale, decreased during 2004 by $168,571 from $(21,686) at December 31, 2003 to $(190,257) at December 31, 2004.

Loans

At December 31, 2004, our loans totaled approximately $209,178,000, an increase of approximately $29,333,000, or 16.3%, from approximately $179,845,000 at December 31, 2003. At December 31, 2003 and 2004, loans comprised 89.4% and 80.5% of our total earning assets, respectively. This increase in our loan portfolio was primarily attributable to strong growth in real estate loans, including commercial and residential real estate loans. Total earning assets as a percent of total assets, were 89.9% at December 31, 2004, compared to 89.6% at December 31, 2003. This increase in total earning assets relative to total assets in 2004 was attributable to the increase in loans and securities available for sale.

Loan Portfolio. Our loan portfolio consisted of the following loan categories and amounts as of the dates indicated:

	At December 31,
	2004	2003	2002
Commercial, financial, agricultural	$9,870	$10,489	$7,542
Real estate – construction, development, vacation	55,618	44,086	39,183
Real estate – mortgage	134,272	119,821	93,654
Consumer and other	9,418	5,449	5,989

Less allowance for loan losses	2,281	2,142	1,595
Loans, net	$206,897	$177,703	$144,773

Maturities and Sensitivities of Loan Portfolio to Changes in Interest Rates. Total loans as of December 31, 2004 are classified in the following table according to maturity or scheduled repricing:

	Maturity/Repricing
	2004	2003	2002
	(Dollars in Thousands)
One year or less	$140,433	$63,602	$46,868
Over one year through three years	41,623	53,229	46,629
Over three years through five years	16,590	43,878	41,653
Over five years	10,532	19,136	11,218

Total	$209,178	$179,845	$146,368

Of our loans maturing more than one year after December 31, 2004, 35.4% had fixed rates of interest and 64.6% had variable rates of interest. At December 31, 2004, our only concentration of credit that exceeded ten percent of total loans consisted of loans to subdividers/developers, which accounted for eleven percent of our total loans. The subdivision development industry has sustained significant growth in Sevier County for several years and has been a very successful and stable source of loans for us. We do not believe that this concentration of loans poses a significant or increased risk of loss given the sustained growth in Sevier County and this industry.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s loan review officer on a quarterly basis.

Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the bank’s management.

Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry. The Bank maintains ten primary concentrations of credit by industry, of which five are directly related to the tourism industry. At December 31, 2004, approximately $58 million in loans, representing approximately 28% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the five categories included in the industry concentration amounts noted above.

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because the risk of loss includes unpredictable factors, such as the state of the economy and conditions affecting individual borrowers, management’s judgments regarding the appropriate size of the allowance for loan losses is necessarily approximate and imprecise, and involves numerous estimates and judgments that may result in an allowance that is insufficient to absorb all future loan losses.

Asset quality was somewhat static for the year ended December 31, 2004. Non-accrual loans as a percentage of total loans decreased from 0.16% at December 31, 2003 to 0.08% at December 31, 2004. The ratio of nonperforming assets to total loans decreased from 0.97% at December 31, 2003 to 0.09% at December 31, 2004. Our allowance for loan losses at December 31, 2004, was approximately $2,281,000, a net increase of approximately $139,000 for the year. As a result of our static asset quality during 2004, the allowance for loan losses as a percentage of total loans and non-accrual loans at December 31, 2004 was 1.09% and 1,418%, respectively, compared to 1.19% and 741%, respectively, at December 31, 2003. Net charge-offs during 2004 increased from approximately $188,000 in 2003 to approximately $329,000 in 2004, representing a net charge-off ratio of 0.17% in 2004 compared to 0.12% in 2003. Our management continues to evaluate and adjust our allowance for loan losses to be comparable to our peer banks, and management presently believes the allowance for loan losses is adequate to provide for potential losses in the loan portfolio.

The following table sets forth, as of the dates indicated, the aggregate value of non-performing loans for the following categories:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	161	289	$159

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	21	1,460	46

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	0	0	0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	15	182	2,424

The following table sets forth the reduction in interest income we experienced in 2004 as a result of non-performance of certain loans during the year:

Interest income that would have been recorded on nonaccrual loans under original terms	$9,669
Interest income that was recorded on nonaccrual loans	$189
Reduction in interest income	$9,480

The following table summarizes our loan loss experience and related adjustments to the allowance for loan losses as of the dates and for the periods indicated:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Average balance of loans outstanding	$188,481	$162,133	$122,177
Balance of allowance for loan losses at beginning of year	2,142	1,595	847
Charge-offs:
Real estate – mortgage	322	10	26
Consumer	46	188	19
Commercial	0	0	0

Recoveries:
Real estate – mortgage	38	4	0
Consumer	1	6	13
Commercial	0	0	0

Net charge-offs	329	188	32
Additions to allowance charged to operations	468	735	780
Balance of allowance charged to operations	2,281	2,142	1,595
Ratio of net loan charge-offs during the year to average loans outstanding during the year	0.17%	0.12%	0.03%

The following table presents our allocation of the allowance for loan losses to the categories of loans in our loan portfolio as of the dates indicated:

	Year Ended December 31,
	2004		2003		2002
	Amount	Percent of Loans in each Category To Total Loans	Amount	Percent of Loans in Each Category To Total Loans	Amount	Percent of Loans in Each Category To Total Loans
	(Dollars in Thousands)
Commercial	$9,870	4,72%	$10,489	5.83%	$7,542	5.15%
Real estate	189,890	90.78%	163,907	91.14%	132,837	90.76%
Consumer	9,418	4.50%	5,449	3.03%	5,989	4.09%

Total	$209,178	100.00%	179,845	100.00%	$146,368	100.00%

Securities

At December 31, 2004, our investment securities portfolio totaled $50,705,432, up from $22,255,902 at December 31, 2003, an increase of $28,449,530, or 127.8%. Our investment securities portfolio consists of securities of U.S. government agencies and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 19.7% of total earning assets and 17.5% of total assets at year-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during 2004 was 4.43% versus 3.52% for 2003, an improvement of 91 basis points. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $(168,571), net of income taxes, during 2004.

The growth in our investment securities portfolio during 2004 was attributable to deposit inflows that exceeded loan demand during the period, which resulted in available funds that we invested in Government Securities. The average yields on these investments generally exceeded the cost of the interest-bearing deposits and borrowings that funded them during 2004. Included in our investment securities portfolio as of December 31, 2004 was approximately $3,320,000 in tax-exempt municipal securities recorded at amortized cost.

The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and government agencies and corporations	$9,091	$6,546	$2,064
Mortgage-backed securities	38,308	15,710	22,560
Obligations of states and political subdivisions	2,307	—	—

Total	49,706	22,256	24,624
Securities held to maturity:
Obligations of states and political subdivisions	999	—	—

The carrying amounts of securities in each category as of December 31, 2004, are shown in the following table according to maturity classifications:

	Maturity
	One year or less	Mare than one year to five years	More than five years to ten years	More than ten years
	(Dollars in Thousands)
U.S. Treasury and government agencies and corporations	$257	$0	$1,181	$7,654
Mortgage-backed securities	0	0	0	38,308
Obligations of state and political subdivisions	0	0	0	3,306
Total	$257	$0	$1,181	$49,268

None of the securities held in our investment securities portfolio exceeded 10% of total shareholders’ equity as of December 31, 2004.

Deposits

Asset growth during 2004 was funded primarily by an increase in deposits during the period from approximately $196,930,000 at December 31, 2003 to approximately $245,072,000 at December 31, 2004, an increase of $48,142,000, or 24.5%. Non-interest-bearing deposits increased $6,705,000, or 19.4%, from approximately $34,637,000 at December 31, 2003, to approximately $41,342,000 at December 31, 2004, while total interest-bearing deposits increased $41,437,000, or 25.5% from approximately $162,293,000 to approximately $203,730,000 at December 31, 2003 and 2004, respectively. The increase in interest-bearing deposits relative to non-interest-bearing deposits during 2004 was primarily attributable to the increase in NOW account deposits from approximately $12,236,000 to approximately $40,492,000 at December 31, 2003 and 2004, respectively. This increase of $28,256,000, or 230.9% accounted for almost 60% of our total deposit growth. The cost of funds in NOW accounts to us is generally lower than the cost to us of time deposits. Time deposits increased from approximately $91,466,000 at December 31, 2003 to approximately $98,634,000 at December 31, 2004, an increase of $7,168,000, or 7.8%. Money market accounts increased from approximately $52,832,000 at December 31, 2003, to approximately $58,141,000 at December 31, 2004, an increase of $5,309,000, or 10.1%.

The average balances of deposit accounts by category and the average rates paid thereon are presented below for the periods indicated:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$35,816	0%	$27,946	0%	$21,046	0%
Interest-bearing demand and savings deposits	$85,366	1.28%	$67,378	1.12%	$57,465	1.86%
Time deposits	$99,664	2.12%	$87,602	2.61%	$69,432	3.45%

	$220,846		$182,926		$147,943

The balances in time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004, are shown below by time remaining until maturity:

(Dollars in Thousands)
Three months or less	$19,881
Over three months through six months	24,523
Over six months through 12 months	8,723
Over 12 months	2,252
Total	$55,379

Average balances of interest-bearing demand and savings deposits grew approximately $17,987,000, or 26.7%, to $85,366,000 during 2004 compared to $67,379,000 in 2003, and average time deposits grew by $12,062,000, or 13.8%, to $99,664,000 during 2004 compared to $87,602,000 in 2003. The average rate paid on these interest-bearing deposits in 2004 was 1.28% and 2.12%, respectively, from 1.12% and 2.61%, respectively in 2003.

We also continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for 2004 was 1.73%, down from 1.96% in the prior year.

The table below sets forth the total balances of deposits by type as of December 31, 2004 and 2003, and the percent change in balances over the intervening period:

	DECEMBER 31,		% CHANGE
	2004	2003
	(in thousands)
Non-Interest bearing accounts	$41,342	$34,637	19.4%
NOW Accounts	40,492	12,236	230.9%
Money Market Accounts	58,140	52,832	10.1%
Savings Accounts	6,464	5,758	12.3%
Certificates of Deposits	91,944	85,331	7.8%
Individual Retirement Accounts	6,690	6,136	9.0%
TOTAL DEPOSITS	$245,072	$196,930	24.5%

Interest Rate Sensitivity Management

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility and achieve reasonable stability of earnings from changes in interest rates and preserve the value of our equity. Changes in interest rates affect, among other things, our net interest income, volume of loan production and the fair value of financial instruments and our loan portfolio. A key component of our interest rate risk management policy is the maintenance of an appropriate mix of assets and liabilities.

It is our objective to manage assets and liabilities to control the impact of interest rate fluctuations on earnings and to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers within the Bank are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.

The Bank’s asset/liability mix is monitored on a regular basis and a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to our Board of Directors and management’s asset/liability committee on a quarterly basis. The key objective of our asset/liability management policy is to monitor and adjust the mix of interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings by matching rates and maturities of our interest-earning assets to those of out interest-bearing liabilities. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less.

We use interest rate sensitivity gap analysis to achieve the appropriate mix of interest rate-sensitive assets and liabilities. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, unpredictable variables such as the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”), that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap.

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2004. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in the period in which they are scheduled to mature while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity dates.

Analysis of Interest Sensitivity

As of December 31, 2004

(Dollars in Thousands)

	0 –3 Months	3 - 12 Months	1 - 3 Years	Over 3 Years	Total
Federal funds sold	0	0	0	0	0
Securities	75	527	1,228	48,875	50,705
Loans (1)	131,040	29,697	30,701	17,740	209,178

Total interest-earning assets	131,115	30,224	31,929	66,615	259,883

Interest-bearing liabilities:
Interest-bearing demand deposits	98,633	0	0	0	98,633
Savings	6,464	0	0	0	6,464
Time deposits	17,393	59,352	16,812	5,077	98,634
Other borrowings	17,146	4,100	5,450	0	26,696

Total interest-bearing liabilities	139,636	63,452	22,262	5,077	230,427

Interest rate sensitivity gap	(8,521)	(33,228)	9,667	61,538	29,456

Cumulative interest rate sensitivity gap	(8,521)	(41,749)	(32,082)	29,456

Interest rate sensitivity gap ratio	(6.50)%	(109.94)%	30.28%	92.38%

Cumulative interest rate sensitivity gap ratio	(6.50)%	(25.88)%	(16.60)%	11.33%

(1)	Includes nonaccrual loans.

In 2004 the Federal Reserve raised the targeted federal funds rate and the discount rate five times, for a total of 1.25%. In February and March 2005, the Federal Reserve raised these rates by a total of 0.50% and indicated that further increases were likely in the future.

At December 31, 2004, the Bank’s cumulative one-year interest rate sensitivity gap ratio was (25.88)%, which would tend to indicate that our interest-earning assets will reprice during this period at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to repricing during a given period will in fact experience significant repricing even as market rates change. For example, we have a base of core deposits consisting of interest-bearing checking accounts and passbook savings accounts whose average balances and interest rates paid generally fluctuate very little with changes in the levels of market interest rates. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. More than $50 million of the deposits reflected in the table above as repricing within the first three months of 2005 fall into this category of interest-bearing liabilities that have low interest rate variability relative to changes in market rates of interest. Because the effects of these categories of interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will increase in the near term rising interest rate environment because the interest rates we are required to pay on these more static interest-bearing deposit accounts will not keep pace with the increased interest rates we earn on loans as the loans reprice with changes in market rates of interest.

Return on Assets and Equity

The following table summarizes our return on average assets and return on average equity for the years ended December 31, 2004, 2003 and 2002:

	For the Years Ending December 31,
	2004	2003	2002
Return on Average Assets	0.85%	0.80%	0.90%
Return on Average Equity	14.53%	12.56%	12.13%
Average Equity as a Percentage of Average Assets	7.07%	6.40%	7.38%

Capital Adequacy and Liquidity

Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a market that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $10 million as of December 31, 2004, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $32 million from the FHLB of Cincinnati that the Bank uses to meet short-term liquidity demands.

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

The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Company’s capital ratios and required minimums at December 31, 2004, are shown below:

	Minimum Regulatory Requirement	Actual
Tier 1 capital to risk adjusted assets	4.00%	9.94%
Total capital to risk adjusted assets	8.00%	10.96%
Tier 1 leverage ratio (to average quarterly assets)	4.00%	8.08%

Total capital at the Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.

The table below sets forth the Company’s consolidated capital ratios as of the periods indicated:

	December 31, 2004	December 31, 2003
Tier 1 Risk-Based Capital	9.94%	10.10%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	10.96%	11.64%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	8.08%	8.87%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

The table below sets forth the Bank’s capital ratios as of the periods indicated:

	December 31, 2004	December 31, 2003
Tier 1 Risk-Based Capital	9.65%	10.27%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	10.67%	11.39%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	7.85%	9.01%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trust’s sale of trust preferred securities by issuing junior subordinated debentures to the trust. Under revised Interpretation No. 46 (FIN 46R) recently promulgated by Financial Accounting Standards Board (FASB), the trust subsidiary must be deconsolidated with the Company for accounting purposes. As a result of this recent accounting pronouncement, the Federal Reserve Board recently adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s new rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will continue to treat its $5.5 million of trust preferred securities as Tier 1 capital.

Liquidity is the ability of a company to convert assets into cash or cash equivalents without significant loss. Our liquidity management involves maintaining our ability to meet the day-to-day cash flow requirements of our customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities we serve.

The primary function of asset and liability management is not only to assure adequate liquidity in order for us to meet the needs of our customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that we can also meet the investment objectives of our shareholders. For additional information relating to our interest rate sensitivity management, refer to the discussion above under the heading “Interest Rate Sensitivity Management.” Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both the needs of our customers and the objectives of our shareholders. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are therefore monitored on a daily basis.

Off-Balance Sheet Arrangements

Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business to facilitate customers’ funding needs or risk management objectives.

Commitments and Lines of Credit

In the ordinary course of business, the Bank has granted commitments to extend credit and standby letters of credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank’s loan committee. These commitments are recorded in the financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of the Bank’s commitments outstanding at December 31, 2004 and 2003.

	(Dollars in thousands)
	2004	2003
Commitments to extend credit	$48,140	$37,906
Standby letters of credit	3,444	5,640

TOTALS	$51,584	$43,546

Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $7,699,000 to $27,003,000 at December 31, 2004, compared to commitments of approximately $19,304,000 at December 31, 2003. This increase in commitments from 2003 to 2004 was to the continued increase in the development of property in Sevier County, and our success in attracting new customers.

Effects of Inflation

Our consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operational results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Bank’s volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company, including notes thereto, and the report of independent auditors are included in this Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Commission, under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Senior Vice President — Controller, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Senior Vice President – Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Senior Vice President — Controller concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.

Changes in Internal Control over Financial Reporting

During the last quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information appearing under the heading “Election of Directors’ and the subheadings “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2005 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 10, 2005, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2005 Proxy Statement is incorporated herein by reference.

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	169,689		$10.08	50,651
Equity compensation plans not approved by security holders	9,600	(1)	$10.00	-0-

Total	179,289		$10.07	50,651

(1)	Represents options granted to the former Chief Financial Officer of the Company pursuant to a severance agreement. These options are fully vested and immediately exercisable, have no voting or dividend rights, and expire on October 4, 2007 if not exercised on or prior to that date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS

PLEASE NOTE: It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

(a) The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization dated March 28, 2003, by and between the Registrant and Mountain National Bank (included as Exhibit 2.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

2.2	Amendment to Plan of Reorganization dated July 1, 2003 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.1	Charter of Incorporation of the Registrant (included as Exhibit 3.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.2	Bylaws of the Registrant (included as Exhibit 3.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

10.1	Stock Option Plan of the Registrant (included as Exhibit 10.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.2	Employment Agreement of Dwight B. Grizzell (included as Exhibit 10.2 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.3	Stock Option Agreement of Dwight B. Grizzell (assumed by Registrant) (included as Exhibit 10.3 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.4	Summary Description of Director Compensation Arrangements*

21	Subsidiaries of the Registrant

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Denotes management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Independent Public Accountants” in the 2005 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.
(Registrant)

By:	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief
Executive Officer
Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dwight B. Grizzell	Date: March 31, 2005
Dwight B. Grizzell, President,
Chief Executive Officer and Director

/s/ Rick Hubbs	Date: March 31, 2005
Rick Hubbs, Senior Vice President and
Controller

/s/ James F. Bookstaff	Date: March 31, 2005
James E. Bookstaff, Director

/s/ Gary A. Helton	Date: March 31, 2005
Gary A. Helton, Director

/s/ Bruce M. Johnson	Date: March 31, 2005
Bruce M. Johnson, Director

/s/ Charlie R. Johnson	Date: March 31, 2005
Charlie R. Johnson, Director

/s/ Sam L. Large	Date: March 31, 2005
Sam L. Large, Director

/s/ Jeffrey J. Monson	Date: March 31, 2005
Jeffrey J. Monson, Director

/s/ Linda N. Ogle	Date: March 31, 2005
Linda N. Ogle, Director

/s/ Michael C. Ownby	Date: March 31, 2005
Michael C. Ownby, Director

/s/ John R. Parker	Date: March 31, 2005
John R. Parker, Director

/s/ Ruth Reams	Date: March 31, 2005
Ruth Reams, Director

/s/ Barbara S. Stevens	Date: March 31, 2005
Barbara S. Stevens, Director

MOUNTAIN NATIONAL BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Stockholders and

    Board of Directors

Mountain National Bancshares, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain National Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Chattanooga, Tennessee

March 3, 2005

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$8,770,202	$5,968,609
Securities available for sale	49,706,549	22,255,902
Securities held to maturity, fair value of $991,980	998,883	—
Restricted investments, at cost	1,267,305	1,245,105
Loans, net of allowance for loan losses of $2,280,554 in 2004 and $2,141,783 in 2003	206,896,783	177,703,487
Premises and equipment	14,880,998	12,020,937
Accrued interest receivable	1,041,319	922,283
Cash surrender value of life insurance	3,930,613	3,116,933
Other assets	1,737,851	1,235,419

Total assets	$289,230,503	$224,468,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$41,341,894	$34,637,363
NOW accounts	40,492,048	12,235,763
Money market accounts	58,140,593	52,832,296
Savings accounts	6,463,756	5,758,202
Time deposits	98,633,728	91,466,434

Total deposits	245,072,019	196,930,058

Federal funds purchased	8,625,000	4,400,000
Securities sold under agreements to repurchase	2,849,567	2,340,580
Accrued interest payable	225,595	222,671
Notes payable	5,671,000	5,671,000
Federal Home Loan Bank advances	9,550,000	—
Other liabilities	698,409	405,676

Total liabilities	272,691,590	209,969,985

Stockholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; issued and outstanding 1,268,614 shares in 2004 and 1,260,702 shares in 2003	1,268,614	1,260,702
Additional paid-in capital	12,059,704	11,992,294
Retained earnings	3,400,852	1,267,380
Accumulated other comprehensive income	(190,257)	(21,686)

Total stockholders’ equity	16,538,913	14,498,690

Total liabilities and stockholders’ equity	$289,230,503	$224,468,675

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004 and 2003

	2004	2003
INTEREST INCOME
Loans	$11,618,058	$10,836,297
Securities	1,672,992	852,567
Federal funds sold and deposits in other banks	27,243	9,972

	13,318,293	11,698,836

INTEREST EXPENSE	3,633,855	3,322,733

Net interest income	9,684,438	8,376,103

Provision for loan losses	468,000	735,000

Net interest income after provision for loan losses	9,216,438	7,641,103

NONINTEREST INCOME
Service charges on deposit accounts	1,189,193	991,571
Other fees and commissions	423,886	354,947
Gain on sale of mortgage loans	364,482	454,412
Gain on securities available for sale	207,375	85,272
Other noninterest income	186,568	136,772

	2,371,504	2,022,974

NONINTEREST EXPENSES
Salaries and employee benefits	4,457,428	4,014,432
Occupancy expenses	672,928	518,104
Other operating expenses	3,090,569	2,529,355

	8,220,925	7,061,891

Income before income taxes	3,367,017	2,602,186

Income taxes	1,233,545	938,910

Net income	$2,133,472	$1,663,276

EARNINGS PER SHARE
Basic	$1.68	$1.32
Diluted	1.56	1.24

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
BALANCE, December 31, 2002		$13,012,753	$1,200,000	$10,800,000	$854,345	$158,408
Declaration of 5% stock dividend		(7,245)	59,702	1,183,294	(1,250,241)	—
Exercise of stock options, 1,000 shares issued		10,000	1,000	9,000	—	—
Comprehensive income:
Net income	$1,663,276	1,663,276	—	—	1,663,276	—
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(180,094)	(180,094)	—	—	—	(180,094)

Total comprehensive income	$1,483,182

BALANCE, December 31, 2003		14,498,690	1,260,702	11,992,294	1,267,380	(21,686)
Exercise of stock options, 7,912 shares issued		75,322	7,912	67,410	—	—
Comprehensive income:
Net income	$2,133,472	2,133,472	—	—	2,133,472	—
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(168,571)	(168,571)	—	—	—	(168,571)

Total comprehensive income	$1,964,901

BALANCE, December 31, 2004		$16,538,913	$1,268,614	$12,059,704	$3,400,852	$(190,257)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,133,472	$1,663,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	716,450	643,385
Net realized gains on securities available for sale	(207,375)	(85,272)
Net amortization on securities	167,911	504,226
Provision for loan losses	468,000	735,000
Gain on sale of other real estate	—	(103,623)
Deferred income taxes	41,245	(74,190)
Increase in cash surrender value of life insurance	(136,680)	(157,817)
Change in operating assets and liabilities:
Accrued interest receivable	(119,036)	(82,426)
Accrued interest payable	2,924	(94,044)
Other assets and liabilities	(247,758)	(469,194)

Net cash provided by operating activities	2,819,153	2,479,321

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	39,298,215	21,497,709
Purchases	(66,902,380)	(19,728,511)
Purchases of securities held to maturity	(977,670)	—
Purchases of other investments	(22,200)	(452,805)
Loan originations and principal collections, net	(29,661,296)	(35,118,336)
Purchase of premises and equipment	(3,576,499)	(2,254,387)
Purchase of life insurance	(677,000)	—
Proceeds from sale of other real estate	—	919,641

Net cash used in investing activities	(62,518,830)	(35,136,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	48,141,961	21,041,755
Payments on notes payable	—	(6,000,000)
Proceeds from notes payable	—	5,671,000
Net increase (decrease) in Federal Home Loan Bank advances	9,550,000	(2,000,000)
Proceeds from federal funds purchased	4,225,000	4,400,000
Net increase in securities sold under agreements to repurchase	508,987	340,943
Proceeds from exercise of stock options	75,322	10,000
Redemption of fractional shares	—	(7,245)

Net cash provided by financing activities	62,501,270	23,456,453

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,801,593	(9,200,915)

CASH AND CASH EQUIVALENTS, beginning of year	5,968,609	15,169,524

CASH AND CASH EQUIVALENTS, end of year	$8,770,202	$5,968,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$3,630,931	$3,416,777
Cash paid during the year for taxes	1,234,853	1,453,355

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Nature of operations and geographic concentration:

The Company is a bank-holding company which owns all of the outstanding common stock of Mountain National Bank (Bank). The Bank provides a variety of financial services through its branch offices located in Sevier County, Tennessee. The Bank’s primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.

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

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Statements of cash flows:

The Company considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

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

Declines in the market value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Allowance for loan losses:

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1. Summary of Significant Accounting Policies (continued)

Premises and equipment:

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and the declining balance methods based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Other real estate owned:

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Other real estate owned also includes excess bank property from acquisition of land used for the construction of bank branches. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

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

Advertising costs:

The Company expenses all advertising costs as incurred. Advertising expense was $229,613 and $190,412 for the years ended December 31, 2004 and 2003, respectively.

Reclassifications:

Certain amounts reported in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1. Summary of Significant Accounting Policies (continued)

Stock-based compensation:

At December 31, 2004, the Company has a stock-based compensation plan, which is described more fully in Note 14. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plan. No stock-based employee compensation is reflected in net income as all options granted under this plan had an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2004	2003
Net income, as reported	$2,133,472	$1,663,276

Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(47,299)	(40,262)

Pro forma net income	$2,086,173	$1,623,014

Earnings per share:
Basic-as reported	$1.68	$1.32

Basic-pro forma	$1.64	$1.29

Diluted-as reported	$1.56	$1.24

Diluted-pro forma	$1.52	$1.21

Segment reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the Company’s operations, each branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 2. Securities

Securities have been classified in the balance sheet according to management’s intent as securities held to maturity or securities available for sale. The amortized cost and approximate market value of securities at December 31, 2004 and 2003, are as follows:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
U.S. Government securities	$256,718	$196	$—	$256,914
U.S. Government agencies	8,894,883	3,492	(63,839)	8,834,536
Obligations of states and political subdivisions	2,320,623	8,585	(21,800)	2,307,408
Mortgage-backed securities	38,541,190	18,012	(251,511)	38,307,691

	$50,013,414	$30,285	$(337,150)	$49,706,549

Securities held to maturity:
Obligations of states and political subdivisions	$998,883	$—	$(6,903)	$991,980

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
U.S. Government securities	$514,607	$4,222	$(157)	$518,672
U.S. Government agencies	6,051,237	25,781	(49,756)	6,027,262
Mortgage-backed securities	15,725,035	66,893	(81,960)	15,709,968

	$22,290,879	$96,896	$(131,873)	$22,255,902

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 2. Securities (continued)

At December 31, 2004, securities that have been in a continuous unrealized loss position for twelve months or more are not significant in relation to the total securities portfolio.

At December 31, 2004 and 2003, securities with a carrying value of approximately $31,651,000 and $16,810,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2004 and 2003, the carrying amount of securities pledged to secure repurchase agreements was approximately $4,980,000 and $3,762,000, respectively.

The amortized cost and estimated market value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$256,718	$256,914	$—	$—
Due from five years to ten years	1,175,991	1,180,930	—	—
Due after ten years	10,039,515	9,961,014	998,883	991,980
Mortgage-backed securities	38,541,190	38,307,691	—	—

	$50,013,414	$49,706,549	$998,883	$991,980

Proceeds from the sale of securities available for sale were $31,064,706 for 2004 and $4,980,692 for 2003. Gross gains realized on those sales were $210,573 in 2004 and $85,272 in 2003. Gross losses on those sales were $3,198 in 2004 and $1,347 in 2003.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 3. Loans and Allowance for Loan Losses

At December 31, 2004 and 2003, the Bank’s loans consist of the following (in thousands):

	2004	2003
Mortgage loans on real estate:
Residential 1-4 family	$37,655	$23,962
Residential multifamily	5,912	7,103
Commercial	76,388	75,819
Construction	55,618	44,086
Second mortgages	1,706	1,572
Equity lines of credit	12,611	11,365

	189,890	163,907

Commercial loans	9,870	10,489

Consumer installment loans:
Personal	8,080	4,521
Credit cards	1,338	928

	9,418	5,449

Total loans	209,178	179,845
Less: Allowance for loan losses	(2,281)	(2,142)

Loans, net	$206,897	$177,703

A summary of transactions in the allowance for loan losses for the years ended December 31, 2004 and 2003, is as follows:

	2004	2003
Balance, beginning of year	$2,141,783	$1,594,956
Provision for loan losses	468,000	735,000
Loans charged-off	(367,019)	(198,412)
Recoveries of loans previously charged-off	37,790	10,239

Balance, end of year	$2,280,554	$2,141,783

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 3. Loans and Allowance for Loan Losses (continued)

The Bank’s only significant concentration of credit at December 31, 2004, occurred in real estate loans which totaled approximately $189,890,000. While real estate loans accounted for 91 percent of total loans, these loans were primarily residential mortgage loans, commercial loans secured by commercial properties and consumer loans. A portion of these loans were for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.

In the normal course of business, the Bank makes loans to executive officers and directors and their affiliates of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $6,434,000 and $5,693,000 at December 31, 2004 and 2003, respectively.

Impaired loans without a valuation allowance were insignificant in relation to the Bank’s loan portfolio at December 31, 2004 and 2003.

Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2004 and 2003.

Note 4. Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2004 and 2003, is as follows:

	2004	2003
Land	$3,872,631	$3,114,492
Buildings and improvements	9,521,984	7,541,337
Furniture, fixtures and equipment	3,965,834	3,305,130

	17,360,449	13,960,959
Accumulated depreciation	(2,479,451)	(1,940,022)

	$14,880,998	$12,020,937

Depreciation expense for the years ended December 31, 2004 and 2003, amounted to $716,450 and $643,385, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 5. Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004, was approximately $55,379,000.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$76,713,585
2006	13,310,863
2007	3,483,385
2008	3,930,599
2009	1,195,296

Total	$98,633,728

Note 6. Income Taxes

The Company files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if it were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the statements of income for the years ended December 31, 2004 and 2003, consists of the following:

	2004	2003
Current tax expense	$1,192,300	$1,013,100
Deferred tax expense (benefit) related to:
Depreciation	153,270	87,200
Provision for loan losses	(179,200)	(158,000)
Amortization	—	48,400
Other	67,175	(51,790)

Income tax expense	$1,233,545	$938,910

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 6. Income Taxes (continued)

Income tax expense is different from expected income tax expense computed by multiplying income before income taxes by the statutory federal income tax rates. The reasons for this difference are as follows:

	2004	2003
Expected tax at statutory rates	$1,145,000	$884,700

Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	139,100	106,900
Increase in cash surrender value of life insurance	(52,400)	(55,900)
Other	1,845	3,210

Income tax expense	$1,233,545	$938,910

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003, were as follows:

	2004	2003
Deferred tax assets:
Provision for loan losses	$(562,600)	$(383,464)
Deferred compensation	(41,900)	(23,302)
Other	(120,175)	(13,291)

Total deferred tax assets	(724,675)	(420,057)

Deferred tax liabilities:
Accelerated depreciation	474,090	362,021
Other	133,400	28,962

Total deferred tax liabilities	607,490	390,983

Net deferred tax (asset) liability	$(117,185)	$(29,074)

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 7. Federal Home Loan Bank Advances

The Bank has an agreement with the Federal Home Loan Bank (FHLB) that can provide short-term and long-term funding to the Bank in an amount up to $32,000,000. The Bank’s portfolio of one to four single-family mortgages has been pledged as collateral for any advances based upon an agreement requiring a collateral-to-loan ratio of 125%.

At December 31, 2004, FHLB advances consist of the following:

Long-term advance requiring monthly interest payments at 3.44%, principal due in December 2006	$2,500,000
Long-term advance requiring monthly interest payments at 3.12%, principal due in August 2006	2,950,000
Long-term advance requiring monthly interest payments at 3.10%, principal due in December 2005	2,500,000
Long-term advance requiring monthly interest payments at 2.52%, principal due in August 2005	1,600,000

$9,550,000

Note 8. Notes Payable

During November 2003, the Company issued floating rate junior subordinated debt securities totaling $5,671,000. Interest on these debt securities is payable quarterly at the three-month LIBOR rate plus 305 basis points. The entire principal balance is due December 31, 2033, and principal may be repaid without penalty at any time after December 31, 2008.

Note 9. Employee Benefit Plan

The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $68,360 for 2004 and $52,970 for 2003.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 10. Leases

The Bank is leasing the land on which its Gatlinburg branch is located under a noncancelable lease agreement that expires in 2013. This lease agreement contains renewal options for twelve additional five-year terms.

In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and property on which it has placed automated teller machines. These leases expire at various dates through 2010 and contain various renewal options. Total rental expense under all operating leases was $105,289 in 2004 and $118,574 in 2003.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

2005	$102,038
2006	101,178
2007	101,379
2008	99,222
2009	100,708
Thereafter	193,429

Total	$697,954

Note 11. Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2004, commitments under standby letters of credit and undisbursed loan commitments aggregated of approximately $51,584,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 11. Financial Instruments With Off-Balance-Sheet Risk (continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2004 or 2003.

Note 12. Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature; involve uncertainties and matters of judgment; and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

December 31, 2004 and 2003

Note 12. Fair Value of Financial Instruments (continued)

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 12. Fair Value of Financial Instruments (continued)

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003, are as follows (in thousands):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$8,770	$8,770	$5,969	$5,969
Securities	50,705	50,699	22,256	22,256
Restricted investments	1,267	1,267	1,245	1,245
Loans	206,897	206,443	177,703	177,673
Cash surrender value of life insurance	3,931	3,931	3,117	3,117

Liabilities:
Noninterest-bearing demand deposits	$41,342	$41,342	$34,638	$34,638
NOW accounts	40,492	40,492	12,236	12,236
Savings and money market accounts	64,604	64,604	58,590	58,590
Time deposits	98,634	98,271	91,466	92,022
Notes payable	5,671	5,671	5,671	5,671
Federal funds purchased and securities sold under agreements to repurchase	11,475	11,475	6,741	6,741
Federal Home Loan Bank advances	9,550	9,550	—	—
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 13. Liquidity and Capital Resources

The Company’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank. Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, may limit the amount of dividends the Bank may pay without prior approval. It is management’s intention to limit the amount of dividends paid in order to maintain compliance with capital guidelines and to maintain a strong capital position in the Bank.

Note 14. Stock Option Plan

The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant. The maximum number of shares that can be sold or optioned under the plan is 262,500. All options have been granted at the fair market value of the shares at the date of grant. The maximum term for each option is ten years.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 14. Stock Option Plan (continued)

The Company has granted incentive stock options to certain key officers and employees. The Company has also granted nonqualified stock options to non-employee organizers of the Bank. Options granted under the plan vest beginning one year from the grant date on an equal incremental basis over periods of three to six years. The stock option agreements state that upon termination of employment, employees have 90 days to exercise any stock options vested as of the termination date.

A summary of activity in the Company’s stock option plan for the years ended December 31, 2004 and 2003, is as follows:

	Unexercised Options		Exercisable Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2002	172,849	$9.55	104,366	$9.57
Options granted	33,500	14.29	—	—
Options which became exercisable	—	—	25,626	9.75
Options exercised	(1,000)	10.00	(1,000)	10.00
Options rescinded	(2,000)	14.29	—	—

Outstanding, December 31, 2003	203,349	10.28	128,992	9.79
Options granted	8,000	20.82	—	—
Options which became exercisable	—	—	18,066	9.52
Options exercised	(7,912)	9.52	(7,912)	9.52
Options rescinded	(500)	20.82	—	—

Outstanding, December 31, 2004	202,937	10.70	139,146	9.77

The weighted-average fair value of options granted in 2004 was $6.06 per share. The weighted-average fair value of options granted in 2003 was $3.57 per share. At December 31, 2004, the range of exercise prices of outstanding options issued was $9.52 to $20.82. The weighted average remaining contractual life of all options is 4.77 years. If not exercised, the options will expire from 2008 to 2014.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	15%	10%
Risk-free interest rate	4.70%	4.10%

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 15. Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total capital to risk-weighted assets:
Consolidated	$24,510	10.96%	$17,888	8.00%
Mountain National Bank	23,833	10.67%	17,865	8.00%

Tier I capital to risk-weighted assets:
Consolidated	22,229	9.94%	8,944	4.00%
Mountain National Bank	21,552	9.65%	8,932	4.00%

Tier I capital to average assets:
Consolidated	22,229	8.08%	10,998	4.00%
Mountain National Bank	21,552	7.85%	10,981	4.00%

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 15. Regulatory Matters (continued)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital to risk-weighted assets:
Consolidated	$22,303	11.64%	$15,323	8.00%
Mountain National Bank	21,795	11.39%	15,303	8.00%

Tier I capital to risk-weighted assets:
Consolidated	19,345	10.10%	7,661	4.00%
Mountain National Bank	19,653	10.27%	7,651	4.00%

Tier I capital to average assets:
Consolidated	19,345	8.87%	8,728	4.00%
Mountain National Bank	19,653	9.01%	8,725	4.00%

Note 16. Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2004 and 2003, is as follows:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Year ended December 31, 2004:
Unrealized holding gains and losses arising during the period	$(64,514)	$24,515	$(39,999)
Less reclassification adjustment for gains realized in net income	207,375	(78,803)	128,572

	$(271,889)	$103,318	$(168,571)

Year ended December 31, 2003:
Unrealized holding gains and losses arising during the period	$(205,202)	$77,977	$(127,225)
Less reclassification adjustment for gains realized in net income	85,272	(32,403)	52,869

	$(290,474)	$110,380	$(180,094)

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2004	2003
Net income applicable to common stock	$2,133,472	$1,663,276

Average number of common shares outstanding	1,268,614	1,259,801
Effect of dilutive stock options	99,525	83,896

Average number of common shares outstanding used to calculate diluted earnings per common share	1,368,139	1,343,697

Note 18. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard had no material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard had no material effect on the Company’s consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 18. Recent Accounting Pronouncements (continued)

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” It also incorporates without change the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002. Adoption of this Standard did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. This Interpretation was effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after December 15, 2004, for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. Adoption of this Standard did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 18. Recent Accounting Pronouncements (continued)

employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) to determine its impact on the Company’s consolidated financial statements in future periods.

Note 19. Stock Dividends

Effective December 31, 2003, the Board of Directors declared a stock dividend equal to 5 percent of the total outstanding common stock on that date. In lieu of fractional shares, certain stockholders received cash payments totaling $7,245. All per share data included in the accompanying financial statements reflects this stock dividend.

During January 2005 the Board of Directors approved a 5% stock dividend for stockholders of record as of January 7, 2005. This stock dividend will result in the issuance of approximately 63,400 additional shares of common stock. The stock dividend will require retroactive restatement of all historical per share data in the quarter ending March 31, 2005. Unaudited pro forma results for basic and diluted earnings per share for 2004 and 2003 are as follows:

	2004	2003
Earnings per share:
Basic-as reported	$1.68	$1.32

Basic-pro forma	$1.60	$1.26

Diluted-as reported	$1.56	$1.24

Diluted-pro forma	$1.49	$1.18

The unaudited pro forma impact of the stock dividend on the Company’s consolidated balance sheet at December 31, 2004, would be to increase common stock and additional paid in capital by approximately $63,400 and $1,458,800, respectively, with an offsetting reduction to retained earnings.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 20. Condensed Parent Information

	2004	2003
BALANCE SHEETS
ASSETS
Cash	$423,674	$223,797
Investment in subsidiary	21,362,123	19,631,442
Other assets	451,873	395,027

Total assets	$22,237,670	$20,250,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$5,671,000	$5,671,000
Other liabilities	27,757	80,576

Total liabilities	5,698,757	5,751,576
Stockholders’ equity	16,538,913	14,498,690

Total liabilities and stockholders’ equity	$22,237,670	$20,250,266

STATEMENTS OF INCOME

INCOME	$7,734	$1,080
EXPENSES	350,829	239,532

Loss before equity in undistributed earnings of subsidiary	(343,095)	(238,452)
Equity in undistributed earnings of subsidiary	2,344,892	1,818,375
Income tax benefit	131,675	83,353

Net income	$2,133,472	$1,663,276

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 20. Condensed Parent Information (continued)

	2004	2003
STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,133,472	$1,663,276
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(1,899,251)	(870,745)
Other	(109,666)	(91,426)

Net cash provided by operating activities	124,555	701,105

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of stock in capital trust	—	(171,000)

Net cash used in investing activities	—	(171,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	5,671,000
Principal payments on note payable	—	(6,000,000)
Redemption of fractional shares	—	(7,245)
Exercise of stock options	75,322	10,000

Net cash provided by (used in) financing activities	75,322	(326,245)

NET INCREASE IN CASH AND CASH EQUIVALENTS	199,877	203,860

CASH AND CASH EQUIVALENTS, beginning of year	223,797	19,937

CASH AND CASH EQUIVALENTS, end of year	$423,674	$223,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$256,498	$214,740
Income taxes	(27,757)	(107,621)