Form 10QSB
period 2005-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2005-05-16
CIK 1177070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 1,357,160 shares of Common Stock outstanding as of May 6, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

MOUNTAIN NATIONAL BANCSHARES, INC.

Quarterly Report on Form 10-QSB

For the quarter ended March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$9,829,948	$8,770,202
Federal funds sold	—	—

Total cash and cash equivalents	9,829,948	8,770,202

Securities available for sale	51,467,915	49,706,549
Securities held to maturity	1,010,067	998,883
Restricted investments, at cost	1,339,668	1,267,305
Loans, net of unearned interest and allowance for loan losses	219,069,434	206,896,783
Premises and equipment	14,911,211	14,880,998
Accrued interest receivable	1,259,107	1,041,319
Cash surrender value of life insurance	3,965,167	3,930,613
Other assets	1,744,398	1,737,851

Total assets	$304,596,916	$289,230,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$40,756,868	$41,341,894
NOW accounts	45,133,988	40,492,048
Money market accounts	49,601,254	58,140,593
Savings accounts	6,410,770	6,463,756
Time deposits	117,375,405	98,633,728

Total deposits	259,278,284	245,072,019

Federal funds purchased	3,880,000	8,625,000
Securities sold under agreements to repurchase	3,903,240	2,849,567
Accrued interest payable	300,591	225,595
Notes payable	5,671,000	5,671,000
Federal Home Loan Bank advances	13,550,000	9,550,000
Other liabilities	1,126,659	698,409

Total liabilities	287,709,773	272,691,590

Stockholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; 1,357,160, and 1,268,614 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	1,357,160	1,268,614
Additional paid-in capital	13,735,038	12,059,704
Retained earnings	2,516,820	3,400,852
Dividends paid this year	(16,245)	—
Accumulated other comprehensive income	(705,631)	(190,257)

Total stockholders’ equity	16,887,143	16,538,913

Total liabilities and stockholders’ equity	$304,596,916	$289,230,503

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
INTEREST INCOME
Loans	$3,520,426	$2,686,174
Securities	588,938	257,864
Federal funds sold and deposits in other banks	4,705	353

	4,114,069	2,944,391

INTEREST EXPENSE	1,312,365	766,078

Net interest income	2,801,704	2,178,313

Provision for loan losses	99,000	117,000

Net interest income after provision for loan losses	2,702,704	2,061,313

NONINTEREST INCOME
Service charges on deposit accounts	252,670	248,196
Gain on sale of mortgage loans	90,519	88,833
Gain on securities available for sale	21,341	102,187
Other noninterest income	250,963	138,068

	615,493	577,284

NONINTEREST EXPENSE
Salaries and employee benefits expenses	1,233,762	1,062,079
Occupancy expenses	197,604	154,280
Other operating expenses	888,717	737,730

	2,320,083	1,954,089

Net income before income taxes	998,114	684,508

Income taxes	357,944	246,957

Net income	$640,171	$437,551

EARNINGS PER SHARE
Basic	$0.47	$0.33
Diluted	0.44	0.31

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005 and 2004

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income
BALANCE, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)

Comprehensive income:
Net income	$437,551	437,551	—	—	437,551	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	74,882	74,882	—	—	—	74,882

Total comprehensive income	$512,433

BALANCE, March 31, 2004		15,011,123	1,260,702	11,992,294	1,704,931	53,196

BALANCE, January 1, 2005		16,538,913	1,268,614	12,059,704	3,400,852	(190,257)

Exercise of stock options, 25,064 shares		239,678	25,064	214,614

5% stock dividend		(16,245)	63,482	1,460,720	(1,524,203)	—

Comprehensive income:
Net income	$640,171	640,171	—	—	640,171	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(515,374)	(515,374)	—	—	—	(515,374)

Total comprehensive income	$124,797

BALANCE, March 31, 2005		$16,887,143	$1,357,160	$13,735,038	$2,516,820	$(705,631)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$640,171	$437,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230,384	184,234
Net realized gains on securities available for sale	(21,319)	(102,187)
Net amortization on securities	51,345	42,483
Provision for loan losses	99,000	117,000
Loss on sale of other real estate	23,445	—
Increase in cash surrender value of life insurance	(34,554)	(36,366)
Change in operating assets and liabilities:
Accrued interest receivable	(217,788)	(66,869)
Accrued interest payable	74,996	6,928
Other assets and liabilities	168,701	80,240

Net cash provided by operating activities	1,014,381	663,014

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	3,801,109	17,428,585
Purchases	(6,119,059)	(17,743,182)
Purchases of other investments	(72,363)	(5,400)
Net increase in loans	(12,260,057)	(4,646,847)
Net loan charge-off’s	(11,594)	(288,696)
Purchase of premises and equipment	(260,597)	(1,276,330)
Proceeds from sale of other real estate	229,555	—

Net cash used in investing activities	(14,693,006)	(6,531,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,206,266	2,286,069
Net increase in Federal Home Loan Bank advances	4,000,000	6,000,000
Proceeds from federal funds purchased	(4,745,000)	(4,400,000)
Net increase in securities sold under agreements to repurchase	1,053,673	1,967,303
Proceeds from sale of common stock	239,677	—
Redemption of fractional shares issued as stock dividend	(16,245)	—

Net cash provided by financing activities	14,738,371	5,853,372

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,059,746	(15,484)

CASH AND CASH EQUIVALENTS, beginning of year	8,770,202	5,968,609

CASH AND CASH EQUIVALENTS, end of year	$9,829,948	$5,953,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,312,365	$773,006

Cash paid during the period for taxes	$357,944	33,830

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

Certain information and note disclosures normally included in the Company’s annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited financial statements in this report. Consequently, the quarterly financial statements should be read in conjunction with the notes to the audited financial statements presented in the Company’s 2004 Annual Report to Shareholders. The unaudited quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods presented. All such adjustments were of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the complete fiscal year.

Note 2. Stock Options. The Mountain National Bancshares Stock Option Plan (the “Plan”) is a stock option plan that duplicated the provisions of and replaced the Plan originally adopted by the Bank when the Company became the holding company of the Bank in 2002. The Plan, which is administered by the Company’s Board of Directors, provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The Plan provides that the exercise price of options granted may not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 262,500. A total of 213,281 options had been granted as of March 31, 2005 and there were 188,217 options, with a weighted average exercise price of $10.47 per share, first still outstanding under the Plan as of March 31, 2005. Options for 25,064 shares were exercised during the quarter at a weighted exercise price of $9.54 per share.

In January 2004, we issued a stock dividend equal to 5 percent of the total shares of common stock outstanding on December 31, 2003. In lieu of fractional shares, stockholders received cash payments totaling $7,245. All per share data included in the accompanying financial statements reflects this stock dividend.

On January 31, 2005, we issued 5 percent stock dividend to stockholders of record as of January 7, 2005. This stock dividend resulted in the issuance of 63,482 additional shares of common stock and the payment of a cash dividend in the aggregate amount of $16,245 to stockholders in lieu of fractional shares. The historical per share data presented in the financial statements and data included in this report has been retroactively restated to include this dividend.

A summary of activity in the Plan for the three months ended March 31, 2005 and March 31, 2004, is as follows:

	Outstanding Options		Exercisable Options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2004	213,516	$10.28	135,442	$9.79
Options granted	—	—	—	—
Options which became exercisable	—	—	28,761	9.75
Options exercised	—	—	—	—
Options rescinded/expired	—	—	—	—

Options outstanding, March 31, 2004	213,516	10.28	164,203	9.79

Options outstanding, December 31, 2004	213,781	10.70	156,356	9.79
Options granted	—	—	—	—
Options which became exercisable	—	—	28,761	10.07
Options exercised	(25,064)	9.54	(25,064)	9.54
Options rescinded/expired	(500)	20.82	(100)	20.82

Options outstanding, March 31, 2005	188,217	$10.47	159,953	$9.79

The numbers of options and weighted average exercise price in the table have been adjusted to reflect the 5% stock dividend issued January 31, 2005.

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

	Three-months ended March 31, 2005
	2005	2004
Net income, as reported	$640,171	$437,551
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(13,003)	(11,168)

Pro forma net income	627,168	426,383

Earning per share
Basic - as reported	$0.47	$0.33

Basic - pro forma	$0.46	$0.32

Diluted - as reported	$0.44	$0.31

Diluted - pro forma	$0.43	$0.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected life	7 years
Expected volatility	10%
Risk-free interest rate	4.70%

Note 3. Recently Issued Accounting Standards.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No 123(R) is similar to the approach described in SFAS no. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) to estimate its impact on the Company’s consolidated financial statements in future periods.

Note 4. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the reported period. Diluted earning per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options, during the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its wholly owned banking subsidiary, Mountain National Bank (the “Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1, and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, including Management’s Discussion and Analysis or Plan of Operation.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the first quarter of 2005. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three-month periods ended March 31, 2005 and March 31, 2004. We have also provided some comparisons of the financial data for the three -month period ended March 31, 2005 against our year-end results as of December 31, 2004 to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with the Company’s financial statements and notes thereto, which are included under Item 1 of this report.

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

In addition to our six existing locations, we purchased property and have begun construction on a seventh location on Wears Valley Road in Pigeon Forge Tennessee. The Bank has received approval from the Office of the Comptroller of the Currency (the “OCC”) for this new branch and we expect to complete construction during the third quarter of 2005. We also regularly evaluate additional sites for future expansion in and around our existing markets.

Our net income for the first quarter of 2005 was $640,171, an increase of $202,620, or 46.31%, from net income of $437,551 for the corresponding period in 2004. Basic and diluted earnings per share increased from $0.33 and $0.31, respectively, in the first quarter of 2004 to $0.47 and $0.44, respectively, in the first quarter of 2005. The increase in net income and earnings per share was due in part to an increase of more than $12,000,000 in the balance of loans outstanding during the first quarter of 2005. This increase in loans, and the increases in the federal funds rate of 175 basis points since July 2004, has caused interest income on loans to continue to rise significantly more than the interest expense paid on deposits used to fund the loans. During the three months ended March 31, 2005, the Company’s total assets increased by 5.31% to approximately $304,597,000 from approximately $289,231,000 at December 31, 2004. The increase in our assets was primarily due to increased loan volume. Liabilities increased approximately $15,018,000 during the first quarter of 2005 from approximately $272,692,000 at December 31, 2004 to approximately $287,710,000 at March 31, 2005, an increase of 5.51%. This increase was primarily attributable to the increase in time deposits of approximately $18,742,000. More than $12,000,000 of this increase in time deposits resulted from our purchase of brokered funds.

Stockholders equity increased $348,230 during the first quarter of 2005 from $16,538,913 at December 31, 2004 to $16,887,143 at March 31, 2005, an increase of 2.11%. Net income of $640,171 during the first quarter of 2005 was offset by the decrease in accumulated other comprehensive income in the amount of $515,374. Accumulated other comprehensive income represents the unrealized loss on available for sale securities consisting of U. S. Agency securities and bonds issued by municipalities. We do not anticipate recognizing any portion of this unrealized loss, which totaled $705,631 at March 31, 2005. Additionally, stockholder’s equity increased $239,678 due to the exercise of 22,064 stock options during the first quarter.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by the Public Company Accounting Oversight Board and conform to general practices accepted within the banking industry. Our most significant accounting policies are presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies” in the Company’s Annual Report on Form 10-KSB and the notes to the audited consolidated financial statements contained therein. Certain accounting policies require management to make significant estimates and assumptions that have a material effect on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

Balance Sheet Analysis

Loans

At March 31, 2005, our loans totaled approximately $221,437,000, an increase of approximately $12,260,000, or 5.86%, from $209,177,000 at December 31, 2004. At March 31, 2005, loans comprised 80.45% of our earning assets. This increase in our loan portfolio was primarily attributable to an increase in commercial real estate loans. Total earning assets as a percent of total assets were 90.37% at March 31, 2005, compared to 89.85% at December 31, 2004. This increase in total earning assets relative to total assets was attributable to the increase in loans during the quarter, which outpaced growth of other of our assets.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio is prepared by the Bank’s loan review officer on a quarterly basis.

As of March 31, 2005, we had loans totaling $580,691 that were 30 days or more but less than 90 days past due and $31,516 in non-performing loans (loans past due 90 days or more and non-accrual loans). Accordingly, management considers the current level of its allowance for loan losses at March 31, 2005 in the amount of $2,367,960 to be adequate to absorb losses we may experience on these loans as well as anticipated future loan losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the our loan portfolio or in the need for increases in the allowance for loan losses.

Investment Securities

At March 31, 2005, our investment securities portfolio totaled $52,477,982, up from $50,705,432 at December 31, 2004, an increase of $1,772,550 or 3.50%. Our investment portfolio consists of securities of U.S. government agencies and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.23% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits of public funds, securities sold under agreements to repurchase and secured Fed Funds lines of Credit. The average yield on our investment securities portfolio during the first three months of 2005 was 4.48% versus 4.27% for the first three months of 2004. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $515,374, net of income taxes, during the first three months of 2005. Beginning in July 2004, we began investing in tax-exempt municipal securities. The balance on these securities has increased to approximately $7,500,000 at March 31, 2005, which represents 14.39% of our securities portfolio at that date.

Deposits

Asset growth during the first three months of 2005 was funded primarily by an increase in deposits during the period from approximately $245,072,000 at December 31, 2004 to approximately $259,278,000 at March 31, 2005, an increase of $14,206,000 or 5.80%. Noninterest-bearing deposits decreased $585,026, or 1.42%, from $41,341,894 at December 31, 2004 to $40,756,808 at March 31, 2005, while total interest-bearing deposits increased $14,791,242, or 7.26%, from $203,730,125 to $218,521,417 during the first three months of 2005. The increase in interest-bearing deposits relative to noninterest-bearing deposits was primarily attributable to the increase in time deposits mentioned above.

We also continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Out total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the first three months of 2005 was 2.12%, up from 1.64% for the same period a year ago.

The table below sets forth the total balances of our deposits by type as of March 31, 2005 and December 31, 2004, and the percent change in balances over the intervening period:

	MARCH 31, 2005	DECEMBER 31, 2004	% CHANGE
	(in thousands)
Non-Interest bearing accounts	$40,756,868	$41,341,894	(1.42%)
NOW Accounts	45,133,988	40,492,048	11.46%
Money Market Accounts	49,601,254	58,140,593	(14.69%)
Savings Accounts	6,410,770	6,463,756	(0.82%)
Certificates of Deposits	110,698,742	91,943,594	20.40%
Individual Retirement Accounts	6,676,663	6,690,134	(0.20%)
TOTAL DEPOSITS	$259,278,285	$245,072,019	5.80%

Funding Resources, Capital Adequacy and Liquidity

Our primary funding sources consist of customer-based core deposits and customer repurchase accounts. Our deposit balances tend to fluctuate seasonally because tourism is the principal industry in our primary market area and tourism in Sevier County is seasonably slow in the winter months. We manage seasonal deposit outflows through our secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $10 million as of March 31, 2005, and are available on one day’s notice. We also have a cash management line of credit in the amount of $35 million from the Federal Home Loan Bank of Cincinnati that we use to meet short-term liquidity demands.

Capital adequacy is important to the continued financial safety and soundness and growth of the Bank and the Company. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank and the Company are “well capitalized.”

The table below sets forth the Company’s consolidated capital ratios as of the periods indicated.

	March 31, 2005	December 31, 2004
Tier 1 Risk-Based Capital	9.65%	9.94%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	10.64%	10.96%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	7.87%	8.08%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

The table below sets forth the Bank’s capital ratios as of the periods indicated.

	March 31, 2005	December 31, 2004
Tier 1 Risk-Based Capital	9.32%	9.65%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	10.31%	10.67%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	7.60%	7.85%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trust’s sale of trust preferred securities by issuing junior subordinated debentures to the trust. Under revised Interpretation No. 46 (FIN 46R) recently promulgated by Financial Accounting Standards Board (FASB), the trust subsidiary must be deconsolidated with the Company for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board recently adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s new rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles, for the first 25 years of the 30 year term of the related junior subordinated debentures. During the last five years preceding maturity, the amount includable as Tier 1 capital will decline 20% per year. We believe that the Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

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

The primary function of asset and liability management is not only to assure adequate liquidity in order for us to meet the needs of our customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that we can also meet the investment objectives of our stockholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both the needs of our customers and the objectives of our stockholders. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are therefore monitored on a daily basis.

Off-Balance Sheet Arrangements

Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to “Commitments and lines of credit” in our Form 10-KSB for the year ended December 31, 2004.

Income Statement Analysis

Net Income

Our net income before taxes for the first quarter of 2005 was $998,114, compared to $684,508 for the first quarter of 2004, an increase of 45.81%. The increase in our net income during the first three months of 2005 is attributable in part to the increase in net interest income. Basic and diluted earnings per share were $0.47 and $0.44, respectively, for the first quarter of 2005, compared to $0.33 and $0.31, respectively, for the first quarter of 2004. The 50 basis point increase in the prime lending rate during the first quarter of 2005, which resulted from increases by the Federal Reserve’s Federal Open Market Committee in its Fed Funds Rate, has had a very positive impact on earnings. The Bank has over $98 million in loans tied to the prime lending rate that reprice with each rate increase. We believe that rising market interest rates in the near term will positively affect our net interest income because our interest-earning assets generally reprice more frequently and more closely track changes in market rates than do our interest-bearing liabilities. In addition, upward pressure on the interest rates we pay on interest-bearing deposits has not been as great as the increases in interest rates we earn on loans during the first quarter of 2005.

The following chart illustrates our change in after-tax quarterly earnings for the periods indicated:

	2003	2004	2005
First Quarter	$292,741	$437,551	$640,171
Second Quarter	$366,766	$501,333
Third Quarter	$504,272	$601,096
Fourth Quarter	$499,497	$593,492

Annual Total	$1,663,276	$2,133,472

The following consolidated condensed statement of income reflects the principal components of our net income for the first quarters of 2005 and 2004 and the percentage change in each component of net income between the first quarter of 2005 and the first quarter of 2004.

	2005	2004	% CHANGE
	(in thousands)
Net Interest Income*	2,801,704	2,178,313	28.62%
Provision for Loan Losses	(99,000)	(117,000)	(15.38)%
Non-Interest Income	615,493	577,284	6.62%
Operating Expenses	(2,320,083)	(1,954,090)	18.73%

Net income (loss) before Income tax provision	998,114	684,507	45.81%

*	Net interest income is the difference between the interest income received on our earning assets and the interest expense paid on our deposits and borrowings.

The improvement in net income in the first quarter of 2005 relative to the same period of 2004 was due principally to the increase in loan interest income. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.

Net Interest Income

Net interest income was $2,801,704 for the first quarter of 2005, an increase of $623,391, or 28.62%, from $2,178,313 for the same period of 2004. The increase in net interest income was attributable primarily to increase in our volume of loans outstanding as well as increases in the interest rate we earn on our loans. Improving net interest income was also attributable to increase in the volume of investment securities between the two periods being compared.

We anticipate that the recent and future increases in the target Federal Funds Rate by the Federal Reserve will contribute to continued improvements in our net interest income during future periods because our interest-earning assets typically reprice more frequently and at higher rate than do our interest-bearing liabilities.

The interest income and fees earned on loans are the largest contributing components of net interest income and our’s net interest margin.

For the three-month period ended March 31, 2005, interest income on investment securities increased $331,074, or 128.39%, to $588,938 from $257,864 for the same period of 2004. This increase is primarily attributable to growth of our investment portfolio of more than $29 million.

Interest Expense and Net Interest Margin

Total interest expense increased $546,287, or 71.31%, to $1,312,365 for the first quarter of 2005 from $766,078 for the first quarter of 2004. This change resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits.

Interest on deposits, the primary component of total interest expense, increased $452,505 or 67.39%, to $1,123,987 for the first quarter of 2005 compared to $671,482 for the same period of 2004. The increase in interest expense on deposits for the three month period ended March 31, 2005, was due primarily to the interest paid on NOW accounts. The balance on NOW accounts increased over $33 million from March 31, 2004 to March 31, 2005. Also, the interest rate paid on these account increased substantially from an average of 0.46% for the first quarter of 2004 to an average of 2.36% for the first quarter of 2005. This increase was due to rates negotiated and paid on large municipal NOW account deposits.

Interest expense on other borrowings was $188,378 and $94,596 for the first quarters of 2005 and 2004, respectively. This represents an increase of $93,782 or 99.14%. This increase in interest expense and other borrowings for the three-month period ended March 31, 2005 is due to the increase in the interest rate paid on other borrowings.

Our net interest margin, the difference between the yield we earn on interest earning assets and the rate we pay on interest-bearing liabilities to support those assets, averaged 4.21% in the first quarter of 2005 versus 4.23% during the same period for 2004. While recent increases in the Federal Funds Rate will exert pressure on us to increase the rates we pay on interest-bearing liabilities, we anticipate in this current period of rising interest rates that the interest rates we earn on loans, the principal component of our interest-earning assets, will increase faster and will more closely follow the magnitude of changes in market rates of interest than will the rates we pay on interest-bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, we expect our net interest margin to improve in the near term rising interest rate environment. The positive effects of the rising interest rate environment on our net interest margin were offset during the first quarter of 2005 by our efforts during the quarter to move a greater proportion of our interest-bearing deposit base to longer-term deposits that, although paying higher current rates of interest than short-term interest-bearing deposits, are expected to result in less overall interest expense to us for the term of the deposits than would similarly funded short-term deposits, provided market interest rates continue to rise. Our management pursued this shift in our deposit mix by increasing our purchase of longer-term (two to three year) brokered deposits. As market rates of interest continue to rise, we expect this strategy of fixing the rates paid on a greater proportion of our interest-bearing deposits will contribute to greater improvements in net interest margin than we would otherwise have achieved because the yields we earn on our loans will continue to rise with market interest rates while the rates we pay on this fixed portion of our interest-bearing deposits will remain stable.

Provision For Loan Losses

The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and uses the provision for loan losses to make appropriate adjustments to the level of the allowance for loan losses. For the first quarter of 2005, the funding of the provision for loan losses was $99,000, compared to $117,000 in the first quarter of 2004, a decrease of $18,000, or 15.38%. Low net charge offs during 2004 allowed us to reduce our provision for loan losses during the first quarter of 2005 relative to the same period in 2004 while maintaining an allowance for loan losses that management believes is sufficient to absorb anticipated future losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our five years of operations. Net charge-offs during the first quarter of 2005 averaged 0.01%, a slight decrease from average charge-offs of 0.16% during the first three months of 2004.

Non-Interest Income

Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. Non-interest income increased to $615,493 during the first quarter of 2005 from $577,284 during the first quarter of 2004, an increase of $38,209, or 6.62%. The increase was primarily attributable to additional fee income from debit card and ATM services provided to our customers.

Non-Interest Expense

Non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. Non-interest expense increased to $2,320,083 during the first quarter of 2005 from $1,954,090 during the first quarter of 2004, an increase of $365,993, or 18.73%. The increase in non-interest expenses is primarily attributable to increased salary and benefit expenses, caused in part by an increase in the number of employees. Additionally, we have made a commitment to maintain efficiency through technology improvements, which requires a significant investment each year for replacement equipment and support, which we record as non-interest expense.

Income Taxes

For the three months ended March 31, 2005, income tax expense increased $110,987, or 44.94%, to $357,944 from $246,957 in the corresponding period of 2004. These levels represent an effective tax rate on pre-tax earnings of 35.86% and 36.08% for the three-month periods ended March 31, 2005 and 2004, respectively.

Interest Rate Sensitivity Management

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility and achieve reasonable stability of earnings from changes in interest rates and preserve the value of the our equity regardless of changes in market rates of interest. Changes in interest rates affect, among other things, our net interest income, volume of loan production and the fair value of financial instruments and our loan portfolio. A key component of our interest rate risk management policy is the maintenance of an appropriate mix of assets and liabilities.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Securities and Exchange Commission, or the “Commission,” under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Senior Vice President - Controller, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Senior Vice President - Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Senior Vice President - Controller concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.

Changes in Internal Control over Financial Reporting

During the first quarter of 2005 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: May 16, 2005	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: May 16, 2005	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Controller