Form 10QSB/A
period 2005-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2005-05-23
CIK 1177070

UNITED STATES

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

MOUNTAIN NATIONAL BANCSHARES, INC.

Quarterly Report on Form 10-QSB/A

For the quarter ended March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$9,829,948	$8,770,202
Federal funds sold	—	—

Total cash and cash equivalents	9,829,948	8,770,202

Securities available for sale	51,467,915	49,706,549
Securities held to maturity	1,010,067	998,883
Restricted investments, at cost	1,339,668	1,267,305
Loans, net of unearned interest and allowance for loan losses	219,069,434	206,896,783
Premises and equipment	14,911,211	14,880,998
Accrued interest receivable	1,259,107	1,041,319
Cash surrender value of life insurance	3,965,167	3,930,613
Other assets	1,744,398	1,737,851

Total assets	$304,596,916	$289,230,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$40,756,868	$41,341,894
NOW accounts	45,133,988	40,492,048
Money market accounts	49,601,254	58,140,593
Savings accounts	6,410,770	6,463,756
Time deposits	117,375,405	98,633,728

Total deposits	259,278,284	245,072,019

Federal funds purchased	3,880,000	8,625,000
Securities sold under agreements to repurchase	3,903,240	2,849,567
Accrued interest payable	300,591	225,595
Notes payable	5,671,000	5,671,000
Federal Home Loan Bank advances	13,550,000	9,550,000
Other liabilities	1,126,659	698,409

Total liabilities	287,709,773	272,691,590

Stockholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; 1,357,160, and 1,268,614 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	1,357,160	1,268,614
Additional paid-in capital	13,735,038	12,059,704
Retained earnings	2,500,576	3,400,852
Accumulated other comprehensive income	(705,631)	(190,257)

Total stockholders’ equity	16,887,143	16,538,913

Total liabilities and stockholders’ equity	$304,596,916	$289,230,503

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005 and 2004

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income
BALANCE, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)

Comprehensive income:
Net income	$437,551	437,551	—	—	437,551	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	74,882	74,882	—	—	—	74,882

Total comprehensive income	$512,433

BALANCE, March 31, 2004		15,011,123	1,260,702	11,992,294	1,704,931	53,196

BALANCE, January 1, 2005		16,538,913	1,268,614	12,059,704	3,400,852	(190,257)

Exercise of stock options, 25,064 shares		239,678	25,064	214,614

5% stock dividend		(16,245)	63,482	1,460,720	(1,540,447)	—

Comprehensive income:
Net income	$640,171	640,171	—	—	640,171	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(515,374)	(515,374)	—	—	—	(515,374)

Total comprehensive income	$124,797

BALANCE, March 31, 2005		$16,887,143	$1,357,160	$13,735,038	$2,500,576	$(705,631)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$640,171	$437,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230,384	184,234
Net realized gains on securities available for sale	(21,319)	(102,187)
Net amortization on securities	51,345	42,483
Provision for loan losses	99,000	117,000
Loss on sale of other real estate	23,445	—
Increase in cash surrender value of life insurance	(34,554)	(36,366)
Change in operating assets and liabilities:
Accrued interest receivable	(217,788)	(66,869)
Accrued interest payable	74,996	6,928
Other assets and liabilities	168,701	80,240

Net cash provided by operating activities	1,014,381	663,014

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	3,801,109	17,428,585
Purchases	(6,119,059)	(17,743,182)
Purchases of other investments	(72,363)	(5,400)
Net increase in loans	(12,260,057)	(4,646,847)
Net loan charge-off’s	(11,594)	(288,696)
Purchase of premises and equipment	(260,597)	(1,276,330)
Proceeds from sale of other real estate	229,555	—

Net cash used in investing activities	(14,693,006)	(6,531,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,206,266	2,286,069
Net increase in Federal Home Loan Bank advances	4,000,000	6,000,000
Proceeds from federal funds purchased	(4,745,000)	(4,400,000)
Net increase in securities sold under agreements to repurchase	1,053,673	1,967,303
Proceeds from sale of common stock	239,677	—
Redemption of fractional shares issued as stock dividend	(16,245)	—

Net cash provided by financing activities	14,738,371	5,853,372

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,059,746	(15,484)

CASH AND CASH EQUIVALENTS, beginning of year	8,770,202	5,968,609

CASH AND CASH EQUIVALENTS, end of year	$9,829,948	$5,953,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,237,369	$773,006
Cash paid during the period for taxes	$357,944	33,830

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

Note 2. Stock Options. The Mountain National Bancshares Stock Option Plan (the “Plan”) is a stock option plan that duplicated the provisions of and replaced the Plan originally adopted by the Bank when the Company became the holding company of the Bank in 2002. The Plan, which is administered by the Company’s Board of Directors, provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The Plan provides that the exercise price of options granted may not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 262,500. A total of 214,281 options had been granted as of March 31, 2005 and there were 189,217 options, with a weighted average exercise price of $10.47 per share, still outstanding under the Plan as of March 31, 2005. Options for 25,064 shares were exercised during the first quarter at a weighted exercise price of $9.54 per share.

In January 2004, we issued a stock dividend equal to 5 percent of the total shares of common stock outstanding on December 31, 2003. In lieu of fractional shares, stockholders received cash payments totaling $7,245. All per share data included in the accompanying financial statements reflects this stock dividend.

On January 31, 2005, we issued a 5 percent stock dividend to stockholders of record as of January 7, 2005. This stock dividend resulted in the issuance of 63,482 additional shares of common stock and the payment of a cash dividend in the aggregate amount of $16,245 to stockholders in lieu of fractional shares. The historical per share data presented in the financial statements and data included in this report has been retroactively restated to include this dividend.

A summary of activity in the Plan for the three months ended March 31, 2005 and March 31, 2004, is as follows:

	Outstanding Options		Exercisable Options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2003	213,516	$10.28	135,442	$9.79
Options granted	—	—	—	—
Options which became exercisable	—	—	28,761	9.75
Options exercised	—	—	—	—
Options rescinded/expired	—	—	—	—

Options outstanding, March 31, 2004	213,516	10.28	164,203	9.79

Options outstanding, December 31, 2004	214,281	10.70	156,356	9.79
Options granted	—	—	—	—
Options which became exercisable	—	—	28,761	10.07
Options exercised	(25,064)	9.54	(25,064)	9.54
Options rescinded/expired	—	—	—	—

Options outstanding, March 31, 2005	189,217	$10.47	160,053	$9.79

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

In addition to our six existing locations, we purchased property and have begun construction on a seventh location on Wears Valley Road in Pigeon Forge, Tennessee. The Bank has received approval from the Office of the Comptroller of the Currency (the “OCC”) for this new branch and we expect to complete construction during the third quarter of 2005. We also regularly evaluate additional sites for future expansion in and around our existing markets.

Our net income for the first quarter of 2005 was $640,171, an increase of $202,620, or 46.31%, from net income of $437,551 for the corresponding period in 2004. Basic and diluted earnings per share increased from $0.33 and $0.31, respectively, in the first quarter of 2004 to $0.47 and $0.44, respectively, in the first quarter of 2005. The increase in net income and earnings per share was due in part to an increase of more than $12,000,000 in the balance of loans outstanding during the first quarter of 2005. This increase in loans, and the increases in the federal funds rate of 175 basis points since July 2004, has caused interest income on loans to continue to rise significantly more than the interest expense paid on deposits used to fund the loans. During the three months ended March 31, 2005, the Company’s total assets increased by 5.31% to approximately $304,597,000 from approximately $289,231,000 at December 31, 2004. The increase in our assets was primarily due to increased loan volume. Liabilities increased approximately $15,018,000 during the first quarter of 2005 from approximately $272,692,000 at December 31, 2004 to approximately $287,710,000 at March 31, 2005, an increase of 5.51%. This increase was primarily attributable to the increase in time deposits of approximately $18,742,000. More than $12,000,000 of this increase in time deposits resulted from our purchase of brokered deposits.

Stockholder’s equity increased $348,230 during the first quarter of 2005 from $16,538,913 at December 31, 2004 to $16,887,143 at March 31, 2005, an increase of 2.11%. Net income of $640,171 during the first quarter of 2005 was offset by the decrease in accumulated other comprehensive income in the amount of $515,374. Accumulated other comprehensive income represents the unrealized loss on available for sale securities consisting of U. S. Agency securities and bonds issued by municipalities. We do not anticipate recognizing any portion of this unrealized loss, which totaled $705,631 at March 31, 2005. Additionally, stockholder’s equity increased $239,678 due to the exercise of 22,064 stock options during the first quarter.

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

As of March 31, 2005, we had loans totaling $580,691 that were 30 days or more but less than 90 days past due and $31,516 in non-performing loans (loans past due 90 days or more and non-accrual loans). Accordingly, management considers the current level of its allowance for loan losses at March 31, 2005 in the amount of $2,367,960 to be adequate to absorb losses we may experience on these loans as well as anticipated future loan losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in our loan portfolio or in the need for increases in the allowance for loan losses.

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

Net Interest Income

Net interest income was $2,801,704 for the first quarter of 2005, an increase of $623,391, or 28.62%, from $2,178,313 for the same period of 2004. The increase in net interest income was attributable primarily to increases in our volume of loans outstanding as well as increases in the interest rate we earn on our loans. Improving net interest income was also attributable to increases in the volume of investment securities between the two periods being compared.

We anticipate that the recent and future increases in the target Federal Funds Rate by the Federal Reserve will contribute to continued improvements in our net interest income during future periods because our interest-earning assets typically reprice more frequently and at higher rates than do our interest-bearing liabilities.

The interest income and fees earned on loans are the largest contributing components of net interest income and our net interest margin.

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

Interest on deposits, the primary component of total interest expense, increased $452,505 or 67.39%, to $1,123,987 for the first quarter of 2005 compared to $671,482 for the same period of 2004. The increase in interest expense on deposits for the three month period ended March 31, 2005, was due primarily to the interest paid on NOW accounts. The balance on NOW accounts increased over $33 million from March 31, 2004 to March 31, 2005. Also, the interest rate paid on these accounts increased substantially from an average of 0.46% for the first quarter of 2004 to an average of 2.36% for the first quarter of 2005. This increase was due to rates negotiated and paid on large municipal NOW account deposits.

Interest expense on other borrowings was $188,378 and $94,596 for the first quarters of 2005 and 2004, respectively. This represents an increase of $93,782 or 99.14%. This increase in interest expense and other borrowings for the three-month period ended March 31, 2005 is due to the increase in the interest rate paid on other borrowings.

Our net interest margin, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities to support those assets, averaged 4.21% in the first quarter of 2005 versus 4.23% during the same period for 2004. While recent increases in the Federal Funds Rate will exert pressure on us to increase the rates we pay on interest-bearing liabilities, we anticipate in this current period of rising interest rates that the interest rates we earn on loans, the principal component of our interest-earning assets, will increase faster and will more closely follow the magnitude of changes in market rates of interest than will the rates we pay on interest-bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, we expect our net interest margin to improve in the near term rising interest rate environment. The positive effects of the rising interest rate environment on our net interest margin were offset during the first quarter of 2005 by our efforts during the quarter to move a greater proportion of our interest-bearing deposit base to longer-term deposits that, although paying higher current rates of interest than short-term interest-bearing deposits, are expected to result in less overall interest expense to us for the term of the deposits than would similarly funded short-term deposits, provided market interest rates continue to rise. Our management pursued this shift in our deposit mix by increasing our purchase of longer-term (two to three year) brokered deposits. As market rates of interest continue to rise, we expect this strategy of fixing the rates paid on a greater proportion of our interest-bearing deposits will contribute to greater improvements in net interest margin than we would otherwise have achieved because the yields we earn on our loans will continue to rise with market interest rates while the rates we pay on this fixed portion of our interest-bearing deposits will remain stable.

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

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: May 23, 2005	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: May 23, 2005	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Controller