Form 10QSB
period 2005-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2005-08-15
CIK 1177070

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	75-3036312 (IRS Employer ID no.)
300 East Main Street
Sevierville, Tennessee 37862
(Address of principal executive offices)
(865) 428-7990
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
There were 1,362,384 shares of Common Stock outstanding as of August 1, 2005.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-QSB
For the quarter ended June 30, 2005

Item		Page
Number		Number
	Part I — Financial Information

1.	Financial Statements	3

2.	Management’s Discussion and Analysis or Plan of Operation	10

3.	Controls and Procedures	23

	Part II — Other Information

6.	Exhibits	25

	Signatures	26
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE SVP
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE SVP

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$8,303,477	$8,770,202
Federal funds sold	5,900,000	—

Total cash and cash equivalents	14,203,477	8,770,202

Securities available for sale	54,146,714	49,706,549
Securities held to maturity	1,021,670	998,883
Restricted investments, at cost	1,617,768	1,267,305
Loans, net of unearned interest and allowance for loan losses	227,821,517	206,896,783
Premises and equipment	15,211,415	14,880,998
Accrued interest receivable	1,161,755	1,041,319
Cash surrender value of life insurance	3,999,721	3,930,613
Other assets	1,126,802	1,737,851

Total assets	$320,310,839	$289,230,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$46,374,826	$41,341,894
NOW accounts	44,304,718	40,492,048
Money market accounts	50,481,816	58,140,593
Savings accounts	6,444,112	6,463,756
Time deposits	121,678,892	98,633,728

Total deposits	269,284,364	245,072,019

Federal funds purchased	—	8,625,000
Securities sold under agreements to repurchase	4,844,678	2,849,567
Accrued interest payable	348,825	225,595
Notes payable	5,671,000	5,671,000
Federal Home Loan Bank advances	21,150,000	9,550,000
Other liabilities	1,041,725	698,409

Total liabilities	302,340,592	272,691,590

Shareholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; 1,362,384, and 1,268,614 shares issued and outstanding at June 30, 2005, and December 31, 2004, respectively	1,362,384	1,268,614
Additional paid-in capital	13,783,150	12,059,704
Retained earnings	3,221,439	3,400,852
Accumulated other comprehensive income	(396,726)	(190,257)

Total shareholders’ equity	17,970,247	16,538,913

Total liabilities and shareholders’ equity	$320,310,839	$289,230,503

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$7,540,934	$5,485,101	$4,020,508	$2,798,927
Securities	1,195,418	607,009	606,480	349,145
Federal funds sold and deposits in other banks	8,370	1,544	3,665	1,191

Total interest income	8,744,722	6,093,654	4,630,653	3,149,263

INTEREST EXPENSE	2,903,345	1,597,354	1,590,980	831,276

Net interest income	5,841,377	4,496,300	3,039,673	2,317,987

Provision for loan losses	198,000	234,000	99,000	117,000

Net interest income after provision for loan losses	5,643,377	4,262,300	2,940,673	2,200,987

NONINTEREST INCOME
Service charges on deposit accounts	546,989	526,591	294,319	278,395
Gain on sale of mortgage loans	202,662	171,169	112,143	82,336
Gain on securities available for sale	32,714	102,180	11,373	(7)
Other noninterest income	516,691	302,440	265,728	164,372

Total noninterest income	1,299,056	1,102,380	683,563	525,096

NONINTEREST EXPENSES
Salaries and employee benefits	2,503,753	2,148,416	1,269,991	1,086,337
Occupancy expenses	399,416	302,330	201,812	319,591
Other operating expenses	1,998,768	1,431,898	1,110,051	522,627

Total noninterest expenses	4,901,937	3,882,644	2,581,854	1,928,555

Income before income taxes	2,040,496	1,482,036	1,042,382	797,528

Income taxes	679,462	543,152	321,518	296,195

Net income	$1,361,034	$938,884	$720,864	$501,333

EARNINGS PER SHARE
Basic	$1.00	$0.71	$0.53	$0.38
Diluted	0.93	0.66	0.49	0.35

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 and 2004

						Accumulated
		Total		Additional	Retained	Other
	Comprehensive	Shareholders’	Common	Paid-in	Earnings	Comprehensive
	Income	Equity	Stock	Capital	(Deficit)	Income
BALANCE, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)

Comprehensive income:
Net income	$938,884	938,884	—	—	938,884	—
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	(716,328)	(716,328)	—	—	—	(716,328)

Total comprehensive income	$222,556

BALANCE, June 30, 2004		14,721,246	1,260,702	11,992,294	2,206,264	(738,014)

BALANCE, January 1, 2005		16,538,913	1,268,614	12,059,704	3,400,852	(190,257)

Exercise of stock options, 30,288 shares		293,014	30,288	262,726

Declaration of 5% stock dividend		(16,245)	63,482	1,460,720	(1,540,447)	—

Comprehensive income:
Net income	$1,361,034	1,361,034	—	—	1,361,034	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(206,469)	(206,469)	—	—	—	(206,469)

Total comprehensive income	$1,154,565

BALANCE, June 30, 2005		$17,970,247	$1,362,384	$13,783,150	$3,221,439	$(396,726)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,361,034	$938,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	468,741	362,003
Net realized gains on securities available for sale	(32,211)	(102,180)
Net amortization on securities	108,787	89,068
Provision for loan losses	198,000	234,000
Loss on sale of other real estate	23,445	—
Increase in cash surrender value of life insurance	(69,108)	—
Change in operating assets and liabilities:
Accrued interest receivable	(120,436)	(170,973)
Accrued interest payable	123,230	(309)
Other assets and liabilities	334,726	(693,846)

Net cash provided by operating activities	2,396,208	656,647

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	9,352,451	19,441,408
Purchases	(14,098,448)	(33,722,237)
Purchases of other investments	(350,463)	(10,800)
Net increase in loans	(21,122,734)	(7,952,643)
Purchase of premises and equipment	(799,158)	(2,150,505)
Proceeds from sale of other real estate	596,194	—

Net cash used in investing activities	(26,422,158)	(24,277,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,212,345	22,495,830
Net increase in Federal Home Loan Bank advances	11,600,000	—
Net decrease in federal funds purchased	(8,625,000)	(400,000)
Net increase in securities sold under agreements to repurchase	1,995,111	2,614,326
Proceeds from sale of common stock	293,014	—
Redemption of fractional shares	(16,245)	—

Net cash provided by financing activities	29,459,225	24,710,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,433,275	972,026

CASH AND CASH EQUIVALENTS, beginning of year	8,770,202	5,968,609

CASH AND CASH EQUIVALENTS, end of year	$14,203,477	$6,940,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,780,115	$1,597,045
Cash paid during the period for taxes	$577,906	668,773

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
Note 2. Stock Options. The Mountain National Bank Stock Option Plan (the “Plan”) is a stock option plan that duplicated the provisions of and replaced the plan originally adopted by the Bank when the Company became the holding company of the Bank in 2002. The Plan, which is administered by the Company’s Board of Directors, provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 262,500. A total of 229,522 options, with a weighted average exercise price of $10.79 per share, have been granted under the Plan through June 30, 2005. Options for 5,224 shares were exercised during the quarter at an exercise price of $10.21 per share.
     In January 2004, we issued a stock dividend equal to 5 percent of the total shares of common stock outstanding on December 31, 2003. In lieu of fractional shares, shareholders received cash payments totaling $7,245. All per share data included in the accompanying financial statements reflects this stock dividend.
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
     During 2005, the Company has granted incentive stock options to certain officers. As of June 30, 2005, there were 7,500 of these options outstanding, with an exercise price of $24.01 per share. Such options vest in equal amounts over a period of five years, beginning in 2005. If not exercised, these options will expire during 2015.

     A summary of activity in the Plan for the six months ended June 30, 2005 and June 30, 2004, is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price
Options outstanding, December 31, 2003	213,516	$10.28	135,442	$9.79
Options granted	8,400	20.82	—	—
Options which became exercisable	—	—	28,587	11.29
Options exercised	—	—	—	—
Options rescinded/expired	—	—	—	—

Options outstanding, June 30, 2004	221,916	10.28	164,029	9.79

Options outstanding, December 31, 2004	214,543	10.70	156,430	9.79
Options granted	7,500	24.01	—	—
Options which became exercisable	—	—	30,305	9.75
Options exercised	(30,288)	9.65	(30,288)	9.65
Options rescinded/expired	(1,433)	13.62	(331)	13.62

Options outstanding, June 30, 2005	190,322	10.79	156,116	9.92

The numbers of options and weighted average exercise price set forth in the table above have been adjusted to reflect the 5% stock dividend issued January 2004 and the 5% stock dividend issued January 31, 2005.
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

	Six-months ended		Three-months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$1,361,034	$938,884	$720,864	$501,333
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(26,967)	(23,559)	(13,484)	(11,779)

Pro forma net income	$1,334,067	$915,325	$707,380	$489,554

Earning per share
Basic — as reported	$1.00	$0.71	$0.53	$0.38

Basic — pro forma	$0.98	$0.69	$0.52	$0.37

Diluted — as reported	$0.93	$0.66	$0.49	$0.35

Diluted — pro forma	$0.92	$0.65	$0.48	$0.35

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected life	7 years
Expected volatility	10%
Risk-free interest rate	4.28%
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

Note 4. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options, during the period.
The following is a summary of the basic and diluted earnings per share calculation for the three- and six-months ended June 30, 2005 and 2004:

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share calculation:

Numerator — Net income	1,361,034	938,884	720,864	501,333
Denominator — Average common shares outstanding	1,355,539	1,323,737	1,358,761	1,323,737

Basic net income per share	$1.00	$0.71	$0.53	$0.38

Diluted earnings per share calculation:

Numerator — Net income	1,361,034	938,884	720,864	501,333
Denominator — Average common shares outstanding	1,355,539	1,323,737	1,358,761	1,323,737

Dilutive shares contingently issuable	100,568	91,556	101,996	91,556

Average dilutive common shares outstanding	1,456,107	1,415,293	1,460,757	1,415,293

Diluted net income per share	$0.93	$0.66	$0.49	$0.35
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its wholly owned banking subsidiary, Mountain National Bank (the “Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1, and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	future economic and business conditions;

•	lack of sustained growth in the economy in the Sevier County, Tennessee area;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	the failure of assumptions underlying the establishment of the allowance for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information described in this report and in any of our other reports that we make with the Commission under the Exchange Act.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews the results of operations and the financial condition of the Company for the three- and six- months ended June 30, 2005. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended June 30, 2005 and June 30, 2004. We have also provided some comparisons of the financial data for the three- and six-month periods ended June 30, 2005 against the same periods in 2004, as well as our year-end results as of December 31, 2004, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with the Company’s financial statements and notes thereto, which are included under Item 1.

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
     On April 1, 2005, Mountain National Bank formed a subsidiary, MNB Holdings, Inc. and subsequently transferred to this new subsidiary its ATM machines, vehicles, excess bank land that will not be used for bank branching, approximately $6 million of investment securities, approximately $90 million in real estate loans, and $25,000 cash in exchange for 100% of the common stock of the subsidiary. The bank presently leases the ATM machines and vehicles from this subsidiary.
     On April 1, 2005, MNB Holdings, Inc., formed a subsidiary, MNB Investments, Inc. and transferred approximately $6 million of investment securities, approximately $90 million in real estate loans, and $25,000 cash to this subsidiary in exchange for 100% of the common stock of the subsidiary. MNB Investments is a Nevada corporation that manages the investment portfolio it received.
     On April 1, 2005, MNB Investments, Inc., formed a subsidiary, MNB Real Estate, Inc., and transferred approximately $90 million in real estate loans to this subsidiary in exchange for 100% of the common stock of the subsidiary. MNB Investments, Inc. is a real estate investment trust and maintains the loan portfolio and purchases additional loans from Mountain National Bank with the receipts of principal payments from the loans it owns. These loans are primarily secured by real estate and are originated by Mountain National Bank. MNB Real Estate has contracted with Mountain National Bank to service these loans for a fee, and allows Mountain National Bank to pledge certain consumer one to four family secured loans in its portfolio for advances the bank receives from the Federal Home Loan Bank.
     Our net income for the second quarter of 2005 was $720,864, an increase of $219,531, or 43.79%, from net income of $501,333 for the corresponding period in 2004. Basic and diluted earnings per share increased from $0.38 and $0.35, respectively, in the second quarter of 2004 to $0.53 and $0.49, respectively, in the second quarter of 2005. Net income increased $422,150, or 44.96%, to $1,361,034 for the six-month period ended June 30, 2005, compared to $938,884 for the same period of 2004. Basic and diluted earnings per share increased from $0.71 and $0.66, respectively, in the six months ended June 30, 2004, to $1.00 and $0.93, respectively, for the six months ended June 30, 2005. The increase in net income and earnings per share was due in part to the increases in the balances of loans outstanding during the first six months of 2005 of more than $21,000,000. This increase in loans, and the increases in the federal funds rate of 225 basis points since July 2004, has caused interest income on loans to continue to rise significantly more than the interest expense paid on deposits used to fund the loans. During the six months ended June 30, 2005, the Company’s total assets increased by 10.75% to approximately $320,311,000 from approximately $289,231,000 at December 31,

2004. Liabilities increased approximately $29,649,000 during the first six months of 2005 from approximately $272,692,000 at December 31, 2004 to approximately $302,341,000, an increase of 10.87%. This increase was primarily attributable to the increase in time deposits of approximately $23,000,000. More than $12 million of this increase in time deposits resulted from the Bank’s purchase of brokered funds.
     Shareholders’ equity increased $1,431,334 during the six months ended June 30, 2005, from $16,538,913 at December 31, 2004, to $17,970,247, an increase of 8.65%. Net income of $1,361,034 was offset by the increase in accumulated other comprehensive loss in the amount of $206,469 during the six month period ended June 30, 2005. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities consisting of U. S. Agency securities and bonds issued by municipalities. The Bank does not anticipate recognizing any portion of this unrealized loss, which totaled $396,726 at June 30, 2005, since the Bank has the ability to hold these securities to maturity. Additionally, shareholders’ equity increased $293,014 due to the exercise of 30,288 stock options during the six month period ended June 30, 2005.
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by the Public Company Accounting Oversight Board and conform to general practices accepted within the banking industry. Our significant accounting policies are described below and in the notes to the audited consolidated financial statements contained in the Company’s Annual Report in Form 10-KSB. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
     We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.
Valuation of Investment Securities
     Investment securities are classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. The Company did not have any securities classified as trading securities as of June 30, 2005.
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
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during the first six months of 2005.
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
Balance Sheet Analysis
Loans
     At June 30, 2005, our loans totaled approximately $230,255,000, an increase of approximately $21,077,000, or 10.08%, from $209,178,000 at December 31, 2004. At June 30, 2005, loans comprised 78.60% of the Bank’s earning assets. This increase in our loan portfolio was primarily attributable to the increase in commercial real estate loans. Total earning assets, as a percent of total assets, were 91.46% at June 30, 2005, compared to 89.85% at December 31, 2004, and 89.57% at June 30, 2004. This increase in total earning assets relative to total assets was attributable to the increase in loans during the period, which outpaced growth of other of our assets.
Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors which affect the allowance for potential credit losses. The Bank’s loan review officer on a quarterly basis prepares an analysis of the credit quality of the loan portfolio.

     As of June 30, 2005 the Bank had loans totaling $116,152 that were 30 days or more but less than 90 days past due and $359 in non-performing loans (loans past due 90 days or more and non-accrual loans). Accordingly, management considers the current level of its allowance for loan losses at June 30, 2005 in the amount of approximately $2,433,000 to be adequate to absorb anticipated future loan losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses.
Investment Securities
     At June 30, 2005, the Bank’s investment securities portfolio totaled $55,168,384, up from $50,705,432 at December 31, 2004, an increase of $4,462,952 or 8.80%. Our investment portfolio consists of securities of U.S. government agencies and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.22% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first six months of 2005 was 4.40% versus 4.32% for the first six months of 2004. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $206,469, net of income taxes, during the first six months of 2005.
     Beginning in July 2004, the Bank began investing in tax-exempt municipal securities. The balance on these securities has increased to approximately $9,775,000 at June 30, 2005, which represents 17.72% of the securities portfolio at that date.
Deposits
     Asset growth during the first six months of 2005 was funded primarily by an increase in deposits during the period from approximately $245,072,000 at December 31, 2004, to approximately $269,284,000 at June 30, 2005, an increase of $24,212,000, or 9.88%. Noninterest-bearing deposits increased $5,032,932, or 12.17%, from $41,341,894 at December 31, 2004, to $46,374,826 at June 30, 2005, while total interest-bearing deposits increased $19,179,413, or 9.41%, from $203,730,125 to $222,909,538 during the first six months of 2005. The increase in interest-bearing deposits relative to noninterest-bearing deposits was primarily attributable to the increase in time deposits mentioned above. Included in this increase to time deposits was approximately $12 million in brokered deposits.
     We continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Included in our increase in certificates of deposit noted in the chart below is the addition of approximately $12 million in brokered deposits we obtained during the first quarter of 2005. Also, there was a shift of deposits from our Money Market Accounts to certificate of deposit accounts of more than $5 million during the first quarter of 2005. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three- and six-month periods of 2005 was 2.45% and 2.29%, respectively, up from 1.65% and 1.63%, respectively, for the same periods a year ago. Interest expense on Certificates of Deposit increased $511,225, or 53.15%, from $961,845 at June 30,2004, to $1,473,070 at June 30, 2005.

     The table below sets forth the total balances of deposits by types as of June 30, 2005 and December 31, 2004, and the percent change in balances over the intervening period:

	June 30,	December 31,	%
	2005	2004	CHANGE
	(in thousands)
Non-Interest bearing accounts	$46,374,826	$41,341,894	12.17%
NOW Accounts	44,304,718	40,492,048	9.42%
Money Market Accounts	50,481,816	58,140,593	(13.17%)
Savings Accounts	6,444,112	6,463,756	(0.30%)
Certificates of Deposits	115,452,430	91,943,594	25.57%
Individual Retirement Accounts	6,226,462	6,690,134	(6.93%)
TOTAL DEPOSITS	$269,284,364	$245,072,019	9.88%
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $10 million as of June 30, 2005, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $35 million from the Federal Home Loan Bank of Cincinnati that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to the continued financial safety and soundness and growth of the Bank and the Company. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank and the Company are “well capitalized.”

The table below sets forth the Company’s consolidated capital ratios as of the periods indicated.

	June 30, 2005	December 31, 2004
Tier 1 Risk-Based Capital	9.57%	9.94%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	10.54%	10.96%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	7.69%	8.08%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
The table below sets forth the Bank’s capital ratios as of the periods indicated.

	June 30, 2005	December 31, 2004
Tier 1 Risk-Based Capital	9.26%	9.65%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	10.23%	10.67%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	7.44%	7.85%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
     In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trust’s sale of trust preferred securities by issuing junior subordinated debentures to the trust. Under revised Interpretation No. 46 (FIN 46R) recently promulgated by Financial Accounting Standards Board (FASB), the trust subsidiary must be deconsolidated with the Company for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board recently adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s new rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles, for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that the Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at a level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.
     On July 11, 2005, the Company filed a registration statement with the Securities and Exchange Commission registering the sale of its common stock. The Company is selling a minimum of 291,500 and a maximum of 416,500 shares of its common stock at a price of $24 per share. Each purchaser of shares in the offering will also receive a warrant, exercisable for two years following consummation of the offering, to purchase a number of shares of Company common stock equal to the number of shares purchased in the offering at an exercise price of $25.20 per share. The Company expects that it will receive net proceeds of approximately $9.9 million if the maximum number of shares are sold in the offering and an additional $10.5 million if all of the warrants are subsequently exercised. The Company expects to complete the offering in the third quarter of 2005.
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
Following is a summary of the commitments outstanding at June 30, 2005 and December 31, 2004.

	(Dollars in thousands)
	2005	2004
Commitments to extend credit	$70,761	$48,140
Standby letters of credit	2,951	3,444

TOTALS	$73,712	$51,584
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $18,784,000 to $45,787,000 at June 30, 2005, compared to commitments of $27,003,000 at December 31, 2004. This increase is due to the continued increase in the development of property in Sevier County, and our success in attracting new customers.

Income Statement Analysis
Net Income
     Our net income for the second quarter of 2005 was $720,864, compared to $501,333 for the second quarter of 2004, an increase of 43.79%. Net income for the six months ended June 30, 2005 was $1,361,034, an increase of 44.96% from $938,884 for the same period in 2004. The increase in the Company’s net income during the three and six months ended June 30, 2005 as compared to June 30, 2004 is attributable in part to the increase in net interest income. Basic and diluted earnings per share were $0.53 and $0.49, respectively, for the second quarter of 2005, compared to $0.38 and $0.35, respectively, for the second quarter of 2004. For the six months ended June 30,2005, basic and diluted earnings per share totaled $1.00 and $0.93 respectively, as compared to $0.71 and $0.66 for the same period in 2004. The 50 basis point increase in the prime-lending rate during the second quarter of 2005, which resulted from increases by the Federal Reserve’s Federal Open Market Committee in its Fed Funds Rate, has had a very positive impact on earnings. The Bank has over $98 million in loans tied to the prime lending rate that reprice with each rate increase. We believe that rising market interest rates in the near term will continue to positively affect our net interest income because our interest-earning assets generally reprice more frequently and more closely track changes in market rates than do our interest-bearing liabilities.
The following chart illustrates our net income for the periods indicated:

	2003	2004	2005
First Quarter	$292,741	$437,551	$640,170
Second Quarter	$366,766	$501,333	$720,864
Third Quarter	$504,272	$601,096
Fourth Quarter	$499,497	$593,492

Annual Total	$1,663,276	$2,133,472	$1,361,034

     The following consolidated condensed statement of income reflects the principle components of our net income for the second quarters and first six months of 2005 and 2004 and the percentage change in each component of net income between the second quarter and first six months of 2005 and the second quarter and first six months of 2004.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2005	2004	CHANGE	2005	2004	CHANGE
Net Interest Income*	$3,039,673	$2,317,987	31.13%	$5,841,377	$4,496,300	29.92%
Provision for Loan Losses	(99,000)	(117,000)	(15.38)%	(198,000)	(234,000)	(15.38)%
Non-interest Income	683,563	525,096	30.18%	1,299,056	1,102,380	17.84%
Total Non-interest Expenses	(2,581,854)	(1,928,555)	33.87%	(4,901,937)	(3,882,644)	26.25%
Income Tax Expense	(321,519)	(296,195)	8.55%	(679,462)	(543,152)	25.10%

Net income	$720,864	$501,333	43.79%	$1,361,034	$938,884	44.96%
     *Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
     The improvement in net income in the second quarter of 2005 and first six months of 2005 relative to the same periods in 2004 was due principally to the increase in interest income. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.
Net Interest Income
     Net interest income was approximately $3,040,000 for the second quarter of 2005, an increase of $722,000, or 31.13%, from approximately $2,318,000 for the same period of 2004. For the six months ended June 30,2005, net interest income was approximately $5,841,000, a 29.92% increase from the approximately $4,496,000 for the six months ended June 30, 2004. The increase in net interest income for the three and six months ended June 30, 2005 as compared to the same periods in 2004 was attributable primarily to increases in our volume of loans outstanding as well as increases in the interest rate we earn on our loans. Improving net interest income was also attributable to increases in the volume of investment securities and federal funds sold between the two periods being compared.
     We anticipate that the recent and future increases in the target Federal Funds Rate by the Federal Reserve will contribute to continued improvements in our net interest income during future periods as our interest-earning assets typically reprice more quickly than do our interest-bearing liabilities. Future increases in these rates may have an even more significant impact on the Company’s net interest income as additional interest-earning assets are repriced.
     The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin.
     For the three- and six-month periods ended June 30, 2005, interest income on investment securities increased $257,335 and $588,409, respectively, or 73.70% and 96.94%, respectively, to $606,480 and $1,195,418, respectively, from $349,145 and $607,009, respectively, for the same periods of 2004. These increases are primarily attributable to growth of our investment portfolio of more than $19 million from June 30, 2004 to June 30, 2005.

Interest Expense and Net Interest Margin
     Total interest expense increased $1,305,991, or 81.76%, to $2,903,345 for the six months ended June 30, 2005 from $1,597,354 for the six months ended June 30, 2004. Total interest expense increased $759,704, or 91.39%, to $1,590,980 for the second quarter of 2005 from $831,276 for the second quarter of 2004. These changes resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits.
     Interest on deposits, the primary component of total interest expense, increased $615,391 or 83.86%, to $1,349,183 for the second quarter of 2005 compared to $733,792 for the same period of 2004 and $1,067,896, or 75.99%, to $2,473,170 for the six months ended June 30, 2005, as compared to $1,405,274 for the same period in 2004. The increase in interest expense on deposits for the three- and six-month periods ended June 30, 2005, was due primarily to increases in the interest paid on NOW accounts and Certificates of Deposit. The balance on NOW accounts increased over $4 million and the balance on CDs increased over $23 million from December 31, 2004 to June 30, 2005. Also, the interest rate paid on NOW accounts increased substantially from an average of 0.46% and 0.96% for the second quarter and first six months of 2004 to an average of 2.36% and 2.54% for the second quarter and first six months of 2005. These increases were due to rates negotiated and paid on large municipal NOW account deposits.
     Interest expense on other borrowings increased $238,095, or 123.96%, to $430,175 for the six months ended June 30, 2005 from $192,080 for the six months ended June 30, 2004. Interest expense on other borrowings was $241,797 and $97,484 for the second quarters of 2005 and 2004, respectively. This represents an increase of $144,313 or 148.04%. The increases in interest expense on other borrowings for the three- and six-month periods ended June 30, 2005 is due to the increase in the interest rate paid on other borrowings and the increase in the balance of borrowed funds. Federal Home Loan Bank advances increased $11.6 million or 121.47% from $9,550,000 at December 31, 2004, to $21,150,000 at June 30, 2005. These funds were obtained at favorable interest rates for various terms and should enhance the Bank’s earnings going forward.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.57% in the second quarter of 2005 versus 4.39% during the same period for 2004 and 4.42% in the first six months of 2005 as compared to 4.38% for the same period in 2004. While recent increases in the Federal Funds Rate will exert pressure on the Bank to increase the rates we pay on interest-bearing liabilities, we anticipate in this current period of rising interest rates that the interest rates we earn on loans, the principal component of our interest-earning assets, will increase faster and will more closely follow the magnitude of changes in market rates of interest, than will the rates we pay on interest bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, we expect our net interest margin to improve in the near term if interest rates continue to rise. The positive effects of the rising interest rate environment on our net interest margin were enhanced during the first quarter of 2005 by our efforts during the quarter to move a greater proportion of our interest-bearing deposit base to longer-term deposits that, although paying higher current rates of interest than short-term interest-bearing deposits, are expected to result in less overall interest expense to us for the term of the deposits than would similarly funded short-term deposits, which has proven to be the case since market interest rates continue to rise. Our management pursued this shift in our deposit mix by increasing our purchase of longer-term (two to three year) brokered deposits during the first quarter of 2005. At June 30, 2005, the Company had approximately $21 million in brokered deposits, which represents 7.82% of the Company’s total deposits. As market rates of interest continue to rise, we expect this strategy of selecting longer terms on a greater proportion of our interest-bearing deposits will contribute to greater improvements in net interest margin than we would otherwise have achieved because the yields we earn on our loans will continue to rise with market interest rates while the rates we pay on this fixed portion of our interest-bearing deposits will remain stable.

Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses. For the second quarter of 2005, the funding of the provision for loan losses was $99,000, compared to $117,000 in the second quarter of 2004, a decrease of $18,000, or 15.38%. For the six months ended June 30, 2005, the provision for loan losses was $198,000 compared to $234,000 for the same period in 2004, a decrease of $36,000 or 15.38%. Low net charge offs during 2004 allowed us to reduce our provision for loan losses during the second quarter and first six months of 2005 relative to the same periods in 2004 while maintaining an allowance for loan losses that management believes is sufficient to absorb anticipated future losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our five years of operations. Net charge-offs during the second quarter and first six months of 2005 averaged 0.02% and 0.02%, respectively, as compared to average charge-offs of 0.001% and 0.16% during the second quarter and first six months of 2004.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. Total non-interest income increased to $683,563 during the second quarter of 2005 from $525,096 during the second quarter of 2004, an increase of $158,467, or 30.18%. For the six months ended June 30, 2005, total non-interest income was $1,299,056, an increase of 17.84% from $1,102,380 for the first six months of 2004. The increases for the three and six months ended June 30, 2005 were primarily attributable to additional fee income from debit card and ATM services provided to our customers.
Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. Non-interest expense increased to $2,581,854 during the second quarter of 2005 from $1,928,555 during the second quarter of 2004, an increase of $653,299, or 33.87%. For the six months ended June 30, 2005, total non-interest expenses were $4,901,937, a $1,019,293 or 26.25% increase from $3,882,644 for the same period in 2004. The increase in non-interest expenses is primarily attributable to increased salary and benefit expenses, caused in part by an increase in the number of employees. Additionally, we have made a commitment to maintain efficiency through technology improvements, which requires a significant investment each year for replacement equipment and support, which we record as non-interest expense. Also, the addition of the Bank’s Operations Center after the second quarter of 2004 has had an impact on non-interest expense due to the increase in property, plant, and equipment expense.
Income Taxes
     For the three months ended June 30, 2005, income tax expense increased $25,324, or 8.55%, to $321,519 from $296,195 in the corresponding period of 2004. Income tax expense increased $136,310, or 25.10%, to $679,462 for the six months ended June 30, 2005 from $543,152 for the six months ended June 30, 2004. These levels represent an effective tax rate on pre-tax earnings of 33.30% and 36.65% for the six-month periods ended June 30, 2005 and 2004, respectively.

Interest Rate Sensitivity Management
     Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility and achieve reasonable stability of earnings from changes in interest rates and preserve the value of the our equity. Changes in interest rates affect, among other things, our net interest income, volume of loan production and the fair value of financial instruments and our loan portfolio. A key component of our interest rate risk management policy is the maintenance of an appropriate mix of assets and liabilities.
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
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Senior Vice President - Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Senior Vice President — Controller concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.
Changes in Internal Control over Financial Reporting
     During the second quarter of 2005 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS
     The Bank’s Annual Meeting of Shareholders was held on Tuesday, May 10, 2005, at the Bank’s Operations Center in Sevierville, Tennessee. The following directors were elected at the annual meeting to serve until the next annual meeting of shareholders:

Director	Votes For	Votes Withheld	Abstain	Broker Non-Votes
James B. Bookstaff	895,835	—	357	—
Dwight B. Grizzell	902,742	—	357	—
Gary A. Helton	899,324	—	357	—
Charlie R. Johnson	903,292	—	357	—
Sam L. Large	878,632	—	357	—
Jeffrey J. Monson	893,283	—	357	—
Linda N. Ogle	879,033	—	357	—
Mike Ownby	882,493	—	357	—
John M. Parker	899,231	—	357	—
Ruth Reams	878,345	—	357	—
Barbara S. Stevens	877,488	—	357	—
     Bruce Johnson, a director of the Bank since its inception, did not stand for re-election at the annual meeting of shareholders due to the fact that he had moved from the area.
     The shareholders also voted to ratify the appointment of Hazlett, Lewis & Bieter, PLLC as the Company’s independent registered public accounting firm as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
884,750	475	5,218	—

ITEM 6. EXHIBITS
(a)	Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
3.1	Charter of Incorporation of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Vice President and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 as filed with the Securities Exchange Commission on July 12, 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: August 15, 2005	/s/ Dwight B. Grizzell

Dwight B. Grizzell
President and Chief Executive Officer

Date: August 15, 2005	/s/ Rick Hubbs

Rick Hubbs
Senior Vice President and Controller

EXHIBITS INDEX

Exhibit No.	Description
3.1	Charter of Incorporation of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Vice President and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 as filed with the Securities Exchange Commission on July 12, 2002.