Form 10QSB/A
period 2005-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2005-08-24
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 2)
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _____________________ to ________________
Commission file number0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Tennessee	75-3036312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 East Main Street
Sevierville, Tennessee 37862
(Address of Principal Executive Offices)
(865) 428-7990
(Issuer’s Telephone Number, Including Area Code)
     N/A
(Former Name, Former Address and Former
Fiscal Year, if Changed Since Last Report)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☐ NO☑
There were 1,357,160 shares of Common Stock outstanding as of May 6, 2005.
     Transitional Small Business Disclosure Format (check one): YES☐ NO☑

EXPLANATORY NOTE
     Mountain National Bancshares, Inc., a Tennessee corporation, (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (the “Original Form 10-QSB”), as amended by that certain Amendment No. 1 to Form 10-QSB dated May 23, 2005 (“Amendment No. 1”):
•	to reflect in Item 1 of Part I that the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows are unaudited;

•	to include Item 5 of Part II to disclose the fact that the Company inadvertently failed to include in its Original Form 10-QSB or its Amendment No. 1, disclosure of the fact that the Company had failed to file a Current Report on Form 8-K to disclose the fact that a director of the Company had notified the Company on January 17, 2005 of his intent to resign as a director effective on May 1, 2005; and

•	to check the box marked “No” on the cover page of the Original Form 10-QSB to indicate that as of the time of filing the Original Form 10-QSB with the Securities and Exchange Commission that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months.
     Except as identified above, no other amendments or changes to the Original Form 10-QSB or Amendment No. 1 are made by this Amendment No. 2 and the remainder of the Original Form 10-QSB, as amended by Amendment No. 1, shall remain in effect as of the date of filing of the Original Form 10-QSB. Additionally, this Amendment No. 2 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-QSB or the Amendment No. 1.

PART II — FINANCIAL INFORMATION

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$9,829,948	$8,770,202
Federal funds sold	—	—

Total cash and cash equivalents	9,829,948	8,770,202

Securities available for sale	51,467,915	49,706,549
Securities held to maturity	1,010,067	998,883
Restricted investments, at cost	1,339,668	1,267,305
Loans, net of unearned interest and allowance for loan losses	219,069,434	206,896,783
Premises and equipment	14,911,211	14,880,998
Accrued interest receivable	1,259,107	1,041,319
Cash surrender value of life insurance	3,965,167	3,930,613
Other assets	1,744,398	1,737,851

Total assets	$304,596,916	$289,230,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$40,756,868	$41,341,894
NOW accounts	45,133,988	40,492,048
Money market accounts	49,601,254	58,140,593
Savings accounts	6,410,770	6,463,756
Time deposits	117,375,405	98,633,728

Total deposits	259,278,284	245,072,019

Federal funds purchased	3,880,000	8,625,000
Securities sold under agreements to repurchase	3,903,240	2,849,567
Accrued interest payable	300,591	225,595
Notes payable	5,671,000	5,671,000
Federal Home Loan Bank advances	13,550,000	9,550,000
Other liabilities	1,126,659	698,409

Total liabilities	287,709,773	272,691,590

Stockholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; 1,357,160, and 1,268,614 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	1,357,160	1,268,614
Additional paid-in capital	13,735,038	12,059,704
Retained earnings	2,500,576	3,400,852
Accumulated other comprehensive income	(705,631)	(190,257)

Total stockholders’ equity	16,887,143	16,538,913

Total liabilities and stockholders’ equity	$304,596,916	$289,230,503

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
INTEREST INCOME
Loans	$3,520,426	$2,686,174
Securities	588,938	257,864
Federal funds sold and deposits in other banks	4,705	353

	4,114,069	2,944,391

INTEREST EXPENSE	1,312,365	766,078

Net interest income	2,801,704	2,178,313

Provision for loan losses	99,000	117,000

Net interest income after provision for loan losses	2,702,704	2,061,313

NONINTEREST INCOME
Service charges on deposit accounts	252,670	248,196
Gain on sale of mortgage loans	90,519	88,833
Gain on securities available for sale	21,341	102,187
Other noninterest income	250,963	138,068

	615,493	577,284

NONINTEREST EXPENSES
Salaries and employee benefits	1,233,762	1,062,079
Occupancy expenses	197,604	154,280
Other operating expenses	888,717	737,730

	2,320,083	1,954,089

Income before income taxes	998,114	684,508

Income taxes	357,944	246,957

Net income	$640,171	$437,551

EARNINGS PER SHARE
Basic	$0.47	$0.33
Diluted	0.44	0.31

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005 and 2004
(unaudited)

						Accumulated
		Total		Additional	Retained	Other
	Comprehensive	Stockholders’	Common	Paid-in	Earnings	Comprehensive
	Income	Equity	Stock	Capital	(Deficit)	Income
BALANCE, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)

Comprehensive income:
Net income	$437,551	437,551	—	—	437,551	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	74,882	74,882	—	—	—	74,882

Total comprehensive income	$512,433

BALANCE, March 31, 2004		15,011,123	1,260,702	11,992,294	1,704,931	53,196

BALANCE, January 1, 2005		16,538,913	1,268,614	12,059,704	3,400,852	(190,257)

Exercise of stock options, 25,064 shares		239,678	25,064	214,614

5% stock dividend		(16,245)	63,482	1,460,720	(1,540,447)	—

Comprehensive income:
Net income	$640,171	640,171	—	—	640,171	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(515,374)	(515,374)	—	—	—	(515,374)

Total comprehensive income	$124,797

BALANCE, March 31, 2005		$16,887,143	$1,357,160	$13,735,038	$2,500,576	$(705,631)

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$640,171	$437,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230,384	184,234
Net realized gains on securities available for sale	(21,319)	(102,187)
Net amortization on securities	51,345	42,483
Provision for loan losses	99,000	117,000
Loss on sale of other real estate	23,445	—
Increase in cash surrender value of life insurance	(34,554)	(36,366)
Change in operating assets and liabilities:
Accrued interest receivable	(217,788)	(66,869)
Accrued interest payable	74,996	6,928
Other assets and liabilities	168,701	80,240

Net cash provided by operating activities	1,014,381	663,014

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	3,801,109	17,428,585
Purchases	(6,119,059)	(17,743,182)
Purchases of other investments	(72,363)	(5,400)
Net increase in loans	(12,260,057)	(4,646,847)
Net loan charge-off’s	(11,594)	(288,696)
Purchase of premises and equipment	(260,597)	(1,276,330)
Proceeds from sale of other real estate	229,555	—

Net cash used in investing activities	(14,693,006)	(6,531,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,206,266	2,286,069
Net increase in Federal Home Loan Bank advances	4,000,000	6,000,000
Proceeds from federal funds purchased	(4,745,000)	(4,400,000)
Net increase in securities sold under agreements to repurchase	1,053,673	1,967,303
Proceeds from sale of common stock	239,677	—
Redemption of fractional shares	(16,245)	—

Net cash provided by financing activities	14,738,371	5,853,372

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,059,746	(15,484)

CASH AND CASH EQUIVALENTS, beginning of year	8,770,202	5,968,609

CASH AND CASH EQUIVALENTS, end of year	$9,829,948	$5,953,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,237,369	$773,006
Cash paid during the period for taxes	$357,944	$33,830

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

Note 2. Stock Options. The Mountain National Bank Stock Option Plan (the “Plan”) is a stock option plan that duplicated the provisions of and replaced the Plan originally adopted by the Bank when the Company became the holding company of the Bank in 2002. The Plan, which is administered by the Company’s Board of Directors, provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 262,500. A total of 189,217 options, with a weighted average exercise price of $10.47 per share, have been granted and are still outstanding under the Plan as of March 31, 2005. Options for 25,064 shares were exercised during the quarter at a weighted exercise price of $9.54 per share.

     Effective December 31, 2003 the Board of Directors declared a stock dividend equal to 5 percent of the total shares of common stock outstanding on that date. In lieu of fractional shares, stockholders received cash payments totaling $7,245. All per share data included in the accompanying financial statements reflects this stock dividend.

     Effective January 2005, the Board of Directors approved a 5 percent stock dividend for stockholders of record as of January 7, 2005. This stock dividend resulted in 63,482 additional shares of common stock and the payment of a cash dividend of $16,245 to stockholders in lieu of fractional shares. The historical per share data has been retroactively restated to include this dividend in the accompanying financial statements and notes.

     A summary of activity in the Plan for the three months ended March 31, 2005 and March 31, 2004, is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price
Options outstanding, December 31, 2004	213,516	$10.28	135,442	$9.79
Options granted	—	—	—	—

Options which became exercisable	—	—	28,761	9.75

Options exercised	—	—	—	—

Options rescinded/expired	—	—	—	—

Options outstanding, March 31, 2004	213,516	10.28	164,203	9.79

Options outstanding, December 31, 2004	213,781	10.70	156,356	9.79
Options granted	—	—	—	—

Options which became exercisable	—	—	28,761	10.07

Options exercised	<25,064>	9.54	<25,064>	9.54

Options rescinded/expired	<500>	20.82	<100>	20.82

Options outstanding, March 31, 2005	188,217	$10.47	159,953	$9.79

The numbers in the table have been adjusted to reflect a 5% stock dividend declared effective January 7, 2005.

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

	Three-months ended
	March 31, 2005
	2005	2004
Net income, as reported	$640,171	$437,551
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(13,003)	(11,168)

Pro forma net income	627,168	426,383

Earning per share
Basic — as reported	$0.47	$0.33

Basic — pro forma	$0.46	$0.32

Diluted — as reported	$0.44	$0.31

Diluted — pro forma	$0.43	$0.30

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

Note 4. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earning per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options, during the period

PART II — OTHER INFORMATION
Item 5.     Other Information
     During the quarter ended March 31, 2005, one of the Company’s directors notified the Company of his intent to resign from the Company’s board of directors effective on May 1, 2005. The Company inadvertently failed to file a Current Report on Form 8-K, as required by Item 5.02 of Form 8-K, disclosing its receipt of this resignation letter.
Item 6.     Exhibits
     (a)Exhibits
     The following exhibits are filed as part of or incorporated by reference in this report:

Exhibit
No.	Description
3.1	Charter of Incorporation of the Company*
3.2	Bylaws of the Company*
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended**
31.2	Certificate of the Vice President and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended**
31.3	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.4	Certificate of the Vice President and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certificate of the Chief Executive Office pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.3	Certificate of the Chief Executive Office pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Form 8-K12g3 dated July 12, 2002.

**	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 as filed with the Securities Exchange Commission on May 16, 2005.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 2 to Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2005	MOUNTAIN NATIONAL BANCSHARES, INC.
/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: August 24, 2005
/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Controller

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Charter of Incorporation of the Company*
3.2	Bylaws of the Company*
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended**
31.2	Certificate of the Vice President and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended**
31.3	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.4	Certificate of the Vice President and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certificate of the Chief Executive Office pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.3	Certificate of the Chief Executive Office pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certificate of the Vice President and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Form 8-K12g3 dated July 12, 2002.

**	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 as filed with the Securities Exchange Commission on May 16, 2005.