Form 10QSB/A
period 2005-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2005-08-24
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _____________________ to ________________
Commission file number  0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Tennessee	75-3036312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE
     Mountain National Bancshares, Inc., a Tennessee corporation, (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the “Original Form 10-QSB”):
•	to reflect in Item 1 of Part I that the Consolidated Balance Sheets as of June 30, 2005 and the Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity and the Consolidated Statements of Cash Flows are unaudited;

•	to correct an inadvertent omission from Note 2 to the Notes to the Consolidated Financial Statements; and

•	to check the box marked “No” on the cover page of the Original Form 10-QSB to indicate that as of the time of filing the Original Form 10-QSB with the Securities and Exchange Commission that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months.
     Except as identified above, no other amendments or changes to the Original Form 10-QSB are made by this Amendment No. 1 and the remainder of the Original Form 10-QSB shall remain in effect as of the date of filing of the Original Form 10-QSB. Additionally, this Amendment No. 1 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-QSB.

PART II — FINANCIAL INFORMATION
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$8,303,477	$8,770,202
Federal funds sold	5,900,000	—

Total cash and cash equivalents	14,203,477	8,770,202

Securities available for sale	54,146,714	49,706,549
Securities held to maturity	1,021,670	998,883
Restricted investments, at cost	1,617,768	1,267,305
Loans, net of unearned interest and allowance for loan losses	227,821,517	206,896,783
Premises and equipment	15,211,415	14,880,998
Accrued interest receivable	1,161,755	1,041,319
Cash surrender value of life insurance	3,999,721	3,930,613
Other assets	1,126,802	1,737,851

Total assets	$320,310,839	$289,230,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$46,374,826	$41,341,894
NOW accounts	44,304,718	40,492,048
Money market accounts	50,481,816	58,140,593
Savings accounts	6,444,112	6,463,756
Time deposits	121,678,892	98,633,728

Total deposits	269,284,364	245,072,019

Federal funds purchased	—	8,625,000
Securities sold under agreements to repurchase	4,844,678	2,849,567
Accrued interest payable	348,825	225,595
Notes payable	5,671,000	5,671,000
Federal Home Loan Bank advances	21,150,000	9,550,000
Other liabilities	1,041,725	698,409

Total liabilities	302,340,592	272,691,590

Shareholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; 1,362,384, and 1,268,614 shares issued and outstanding at June 30, 2005, and December 31, 2004, respectively	1,362,384	1,268,614
Additional paid-in capital	13,783,150	12,059,704
Retained earnings	3,221,439	3,400,852
Accumulated other comprehensive income	(396,726)	(190,257)

Total shareholders’ equity	17,970,247	16,538,913

Total liabilities and shareholders’ equity	$320,310,839	$289,230,503

The Notes to Consolidated Financial Statements are an integral part of these statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

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
(UNAUDITED)

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,361,034	$938,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	468,741	362,003
Net realized gains on securities available for sale	(32,211)	(102,180)
Net amortization on securities	108,787	89,068
Provision for loan losses	198,000	234,000
Loss on sale of other real estate	23,445	—
Increase in cash surrender value of life insurance	(69,108)	—
Change in operating assets and liabilities:
Accrued interest receivable	(120,436)	(170,973)
Accrued interest payable	123,230	(309)
Other assets and liabilities	334,726	(693,846)

Net cash provided by operating activities	2,396,208	656,647

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	9,352,451	19,441,408
Purchases	(14,098,448)	(33,722,237)
Purchases of other investments	(350,463)	(10,800)
Net increase in loans	(21,122,734)	(7,952,643)
Purchase of premises and equipment	(799,158)	(2,150,505)
Proceeds from sale of other real estate	596,194	—

Net cash used in investing activities	(26,422,158)	(24,277,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,212,345	22,495,830
Net increase in Federal Home Loan Bank advances	11,600,000	—
Net decrease in federal funds purchased	(8,625,000)	(400,000)
Net increase in securities sold under agreements to repurchase	1,995,111	2,614,326
Proceeds from sale of common stock	293,014	—
Redemption of fractional shares	(16,245)	—

Net cash provided by financing activities	29,459,225	24,710,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,433,275	972,026

CASH AND CASH EQUIVALENTS, beginning of year	8,770,202	5,968,609

CASH AND CASH EQUIVALENTS, end of year	$14,203,477	$6,940,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,780,115	$1,597,045
Cash paid during the period for taxes	$577,906	$668,773

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

     A summary of activity in the Plan for the six months ended June 30, 2005 and June 30, 2004, is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price
Options outstanding, December 31, 2003	213,516	$10.28	135,442	$9.79
Options granted	8,400	20.82	—	—
Options which became exercisable	—	—	28,587	11.29
Options exercised	—	—	—	—
Options rescinded/expired	—	—	—	—

Options outstanding, June 30, 2004	221,916	10.28	164,029	9.79

Options outstanding, December 31, 2004	214,543	10.70	156,430	9.79
Options granted	7,500	24.01	—	—
Options which became exercisable	—	—	30,305	9.75
Options exercised	(30,288)	9.65	(30,288)	9.65
Options rescinded/expired	(1,433)	13.62	(331)	13.62

Options outstanding, June 30, 2005	190,322	$10.79	156,116	$9.92

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

For 2005, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

PART II — OTHER INFORMATION
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

*Incorporated by reference from the Company’s Form 8-K12g3 dated July 12, 2002.

**Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 as filed with the Securities Exchange Commission on August 15, 2005.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

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

*Incorporated by reference from the Company’s Form 8-K12g3 dated July 12, 2002.

**Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 as filed with the Securities Exchange Commission on August 15, 2005.