Form 10QSB
period 2005-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2005-11-14
CIK 1177070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Tennessee	75-3036312
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)
300 East Main Street
Sevierville, Tennessee 37862
(Address of Principal Executive Offices)
(865) 428-7990
(Issuer’s Telephone Number Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,800,748 shares of Common Stock outstanding as of October 31, 2005.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-QSB
For the quarter ended September 30, 2005

Item		Page
Number		Number
	Part I - Financial Information

1.	Financial Statements	3

2.	Management’s Discussion and Analysis or Plan of Operation	12

3.	Controls and Procedures	24

	Part II - Other Information
6.	Exhibits	25

	Signatures	26
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$9,970,114	$8,770,202
Federal funds sold	9,127,000	—

Total cash and cash equivalents	19,097,114	8,770,202

Securities available for sale	59,608,144	49,706,549
Securities held to maturity	1,398,949	998,883
Restricted investments, at cost	1,617,768	1,267,305
Loans, net of unearned interest and allowance for loan losses	232,391,772	206,896,783
Premises and equipment	15,490,163	14,880,998
Accrued interest receivable	1,434,819	1,041,319
Cash surrender value of life insurance	4,025,003	3,930,613
Other assets	1,083,174	1,737,851

Total assets	$336,146,906	$289,230,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$48,095,938	$41,341,894
NOW accounts	53,192,603	40,492,048
Money market accounts	49,276,572	58,140,593
Savings accounts	7,083,128	6,463,756
Time deposits	118,517,579	98,633,728

Total deposits	276,165,820	245,072,019

Federal funds purchased	—	8,625,000
Securities sold under agreements to repurchase	4,321,695	2,849,567
Accrued interest payable	382,002	225,595
Notes payable	5,671,000	5,671,000
Federal Home Loan Bank advances	19,533,982	9,550,000
Other liabilities	1,064,943	698,409

Total liabilities	$307,139,442	$272,691,590

Shareholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; 1,797,644, and 1,268,614 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively	1,797,644	1,268,614
Additional paid-in capital	23,438,845	12,059,704
Retained earnings	4,083,624	3,400,852
Accumulated other comprehensive income (loss)	(312,649)	(190,257)

Total shareholders’ equity	29,007,464	16,538,913

Total liabilities and shareholders’ equity	$336,146,906	$289,230,503

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$11,804,849	$8,481,851	$4,263,915	$2,996,750
Securities	1,836,921	1,100,424	641,503	493,415
Federal funds sold and deposits in other banks	84,680	12,435	76,310	10,891

Total Interest Income	13,726,450	9,594,710	4,981,728	3,501,056

INTEREST EXPENSE	4,718,797	2,554,981	1,815,452	957,627

Net interest income	9,007,653	7,039,729	3,166,276	2,543,429

Provision for loan losses	297,000	351,000	99,000	117,000

Net interest income after provision for loan losses	8,710,653	6,688,729	3,067,276	2,426,429

NONINTEREST INCOME
Service charges on deposit accounts	842,625	777,775	295,636	251,184
Mortgage banking activities	322,323	277,663	119,661	106,494
Gain on securities available for sale	56,229	146,978	23,515	44,798
Other noninterest income	792,429	510,570	275,738	208,130

Total noninterest income	2,013,606	1,712,986	714,550	610,606

NONINTEREST EXPENSES
Salaries and employee benefits	3,882,163	3,303,343	1,378,410	1,154,927
Occupancy expenses	618,002	485,379	218,586	183,049
Other operating expenses	2,913,613	2,181,080	914,845	749,182

Total noninterest expenses	7,413,778	5,969,802	2,511,841	2,087,158

Income before income taxes	3,310,481	2,431,913	1,269,985	949,877

Income taxes	1,087,262	891,933	407,800	348,781

Net income	$2,223,219	$1,539,980	$862,185	$601,096

EARNINGS PER SHARE
Basic	$1.60	$1.16	$0.60	$0.45
Diluted	1.51	1.09	0.56	0.42

Comprehensive income:
Net income	$2,223,219	$1,539,980	$862,185	$601,096
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(122,392)	25,123	84,077	734,577

Total comprehensive income	$2,100,827	$1,565,103	$946,262	$1,335,673

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

						Accumulated
		Total		Additional		Other
	Comprehensive	Shareholders’	Common	Paid-in	Retained	Comprehensive
	Income	Equity	Stock	Capital	Earnings	Income
BALANCE, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)

Exercise of stock options, 2,000 shares		19,040	2,000	17,040

Comprehensive income:
Net income	$1,539,980	1,539,980	—	—	1,539,980	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	25,123	25,123	—	—	—	25,123

Total comprehensive income	$1,565,103

BALANCE, September 30, 2004		16,082,833	1,262,702	12,009,334	2,807,360	3,437

BALANCE, January 1, 2005		16,538,913	1,268,614	12,059,704	3,400,852	(190,257)
Exercise of stock options, 49,048 shares		469,963	49,048	420,915
Declaration of 5% stock dividend		(16,245)	63,482	1,460,720	(1,540,447)	—
Issuance of Common Stock, net of issuance cost		9,914,006	416,500	9,497,506

Comprehensive income:
Net income	$2,223,219	2,223,219	—	—	2,223,219	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(122,392)	(122,392)	—	—	—	(122,392)

Total comprehensive income	$2,100,827

BALANCE, September 30, 2005		$29,007,464	$1,797,644	$23,438,845	$4,083,624	$(312,649)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,223,219	$1,539,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	682,495	570,100
Net realized gains on securities available for sale	(55,727)	(146,977)
Net amortization on securities	182,914	133,963
Provision for loan losses	297,000	351,000
Gain on sale of other real estate	(2,193)	(9,950)
Mortgage banking activities	(637,065)	(536,505)
Increase in cash surrender value of life insurance	(94,390)	(132,244)
Change in operating assets and liabilities:
Accrued interest receivable	(393,500)	(44,325)
Accrued interest payable	156,407	25,375
Other assets and liabilities	427,212	(1,343,155)

Net cash provided by operating activities	2,786,372	407,262

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	13,754,305	26,204,889
Purchases	(23,946,616)	(50,884,201)
Activity in held-to-maturity securities:
Purchases	(358,930)	—
Purchases of other investments	(350,463)	(16,300)
Net increase in loans	(25,154,924)	(11,574,596)
Purchase of premises and equipment	(1,291,660)	(3,251,691)
Proceeds from sale of other real estate	596,194	—

Net cash used in investing activities	(36,752,094)	(39,521,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,093,801	43,379,233
Net increase in Federal Home Loan Bank advances	9,983,982	4,550,000
Net decrease in federal funds purchased	(8,625,000)	(4,400,000)
Net increase in securities sold under agreements to repurchase	1,472,128	1,526,217
Proceeds from sale of common stock	10,383,968	19,040
Redemption of fractional shares	(16,245)	—

Net cash provided by financing activities	44,292,634	45,074,490

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,326,912	5,959,853

CASH AND CASH EQUIVALENTS, beginning of year	8,770,202	5,968,609

CASH AND CASH EQUIVALENTS, end of period	$19,097,114	$11,928,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,562,390	$2,529,606
Cash paid during the period for taxes	$1,247,906	$933,853

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Accounting Policies. The unaudited consolidated financial statements in this report have been prepared in conformity with generally accepted accounting principles and general practices within the industry. The consolidated financial statements include the accounts of the Company, the Bank and MNB Holdings, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.
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
Note 2. Common Stock Activity and Stock Options. The Mountain National Bank Stock Option Plan (the “Plan) provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is 275,625. A total of 193,233 options, with a weighted average exercise price of $12.60 per share, are outstanding under the Plan through September 30, 2005. Options for 18,760 shares were exercised during the quarter at a weighted average exercise price of $9.23 per share.
     On January 31, 2005, we issued a 5 percent stock dividend to stockholders of record as of January 7, 2005. This stock dividend resulted in the issuance of 63,482 additional shares of common stock and the payment of a cash dividend in the aggregate amount of $16,245 to stockholders in lieu of fractional shares. The historical per share data presented in the financial statements and data included in this report has been retroactively revised to include this dividend.
     During 2005, the Company has granted 30,814 incentive stock options to certain officers with an exercise price of $24.01 per share. Some of these options vest in equal amounts over a period of five years, beginning in 2005. Some of the options will vest in equal amounts over a period of six years, beginning in 2007. If not exercised, these options will expire during 2015.
     The significant increase in shareholder’s equity mentioned above was primarily from the issuance and sale of 416,500 shares of common stock during the third quarter. The entire subscription was sold in less than two days. The price of the common stock was $24.00 per share and the total increase to shareholder’s equity was approximately $9,886,000 after deducting the cost of the stock offering and issuance. This sale resulted in an increase in common stock in the amount of $416,500 and an increase in surplus of approximately $9,480,000. The increase in shareholder’s equity should keep both the Company and the Bank well-capitalized under regulatory standards and allow for future growth for approximately three to five years. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that have an exercise price of $25.20 per warrant. The warrants can be exercised after one year from the date of the sale of the common stock, and must be exercised no later than two years from the date of the sale. If all of the warrants were exercised, shareholder’s equity would increase by approximately $10,500,000.

     A summary of activity in the Plan for the nine months ended September 30, 2005 and September 30, 2004, is as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price
Options outstanding, December 31, 2003	213,516	$10.28	135,442	$9.79
Options granted	8,400	20.82	—	—
Options which became exercisable	—	—	28,587	11.29
Options exercised	(2,000)	9.52	(2,000)	9.52
Options rescinded/expired	—	—	—	—

Options outstanding, September 30, 2004	219,916	10.67	162,029	10.06

Options outstanding, December 31, 2004	212,993	10.70	155,083	9.79
Options granted	30,814	24.01	—	—
Options which became exercisable	—	—	29,968	11.39
Options exercised	(49,141)	9.50	(49,141)	9.50
Options rescinded/expired	(1,433)	13.62	(331)	13.62

Options outstanding, September 30, 2005	193,233	12.60	135,579	10.02

The numbers of options and weighted average exercise price set forth in the table above have been adjusted to reflect the 5% stock dividend issued December 2003 and the 5% stock dividend issued January 31, 2005.
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

	Nine-months ended		Three-months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$2,223,219	$1,539,980	$862,185	$601,096
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(35,734)	(32,008)	(13,834)	(12,312)

Pro forma net income	$2,187,485	$1,507,972	$848,351	$588,784

Earning per share
Basic — as reported	$1.60	$1.16	$0.60	$0.45

Basic — pro forma	$1.58	$1.14	$0.59	$0.44

Diluted — as reported	$1.51	$1.09	$0.56	$0.42

Diluted — pro forma	$1.49	$1.07	$0.55	$0.41

For 2005, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected life	7 years
Expected volatility	10%
Risk-free interest rate	4.14%
Note 3. Recently Issued Accounting Standards.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The effect of the application of this provision will be a reduction in our net income of approximately $45,000, net of taxes, for the year ending December 31, 2006.

Note 4. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options, during the period.
The following is a summary of the basic and diluted earnings per share calculation for the three- and nine-months ended September 30, 2005 and 2004:

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per share calculation:

Numerator — Net income	2,223,219	1,539,980	862,185	601,096
Denominator — Weighted average common shares outstanding	1,386,100	1,325,837	1,446,225	1,325,837

Basic net income per share	$1.60	$1.16	$0.60	$0.45

Diluted earnings per share calculation:

Numerator — Net income	2,223,219	1,539,980	862,185	601,096
Denominator — Average common shares outstanding	1,386,100	1,325,837	1,446,225	1,325,837

Dilutive effect of assumed stock options exercised	86,820	85,830	91,786	108,178

Average dilutive common shares outstanding	1,472,920	1,411,667	1,538,011	1,434,015

Diluted net income per share	$1.51	$1.09	$0.56	$0.42
The exercise price of the warrants issued in the third quarter of 2005 approximates the fair value of the common stock at September 30, 2005, and therefore, the warrants are neither dilutive nor antidilutive. There are no antidilutive stock options at September 30, 2005.

Note 5. Loans and Allowance for Loan Losses
     At September 30, 2005, and December 31, 2004, the Bank’s loans consisted of the following (in thousands):

	2005	2004
Mortgage loans on real estate:
Residential 1-4 family	$41,894	$37,655
Residential multifamily	4,801	5,912
Commercial real estate	78,676	76,388
Construction	72,443	55,618
Second mortgages	1,888	1,706
Equity Lines of Credit	15,162	12,611

	214,864	189,890

Commercial loans	11,824	9,870

Consumer installment loans:
Personal	6,749	8,080
Credit cards	1,464	1,338

	8,213	9,418

Total Loans	234,901	209,178
Less: Allowance for loan losses	(2,509)	(2,281)

Loans, net	$232,392	$206,897

A summary of transactions in the allowance for loan losses for the periods ended September 30, 2005, and December 31, 2004, is as follows:

	2005	2004
Balance, beginning of year	$2,280,554	$2,141,783
Provision for loan losses	297,000	468,000
Loans charged off	(79,194)	(367,019)
Recoveries of loans previously charged off	10,441	37,790

Balance, end of period	$2,508,801	$2,280,554

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries including its wholly owned banking subsidiary, Mountain National Bank (the “Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1, and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, including Management’s Discussion and Analysis or Plan of Operation.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	future economic and business conditions;

•	lack of sustained growth in the economy in the Sevier County, Tennessee area;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	the failure of assumptions underlying the establishment of the allowance for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information described in this report and in any of our other reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations and financial condition for the three- and nine- months ended September 30, 2005. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2005 and September 30, 2004. We have also provided some comparisons of the financial data for the three- and nine-month periods ended September 30, 2005 against the same periods in 2004, as well as our year-end results as of December 31, 2004, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.
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
     In addition to our six existing locations, we purchased property for a seventh location on Wears Valley Road in Pigeon Forge. The Bank completed the construction of this branch and placed it in service during the first week of November 2005. We also regularly evaluate additional sites for future expansion in and around our existing markets.
     Our net income for the third quarter of 2005 was $862,185, an increase of $261,089, or 43.44%, from net income of $601,096 for the corresponding period in 2004. Basic and diluted earnings per share increased from $0.45 and $0.42, respectively, in the third quarter of 2004 to $0.60 and $0.56, respectively, in the third quarter of 2005. Net income increased $683,239, or 44.37%, to $2,223,219 for the nine-month period ended September 30, 2005, compared to $1,539,980 for the same period of 2004. Basic and diluted earnings per share increased from $1.16 and $1.09, respectively, in the nine months ended September 30, 2004, to $1.60 and $1.51, respectively, for the nine months ended September 30, 2005. The increase in net income and earnings per share was due in part to the increases in the balances of loans outstanding during the first nine months of 2005 of more than $25 million. This increase in loans, and the increases in the prime rate of 275 basis points since July 2004, has caused interest income on loans to continue to rise significantly more than the interest expense paid on deposits used to fund the loans. During the nine months ended September 30, 2005, our total assets increased by 16.22% to approximately $336,147,000 from approximately $289,231,000 at December 31, 2004. Liabilities increased approximately $34,447,000 during the first nine months of 2005 from approximately $272,692,000 at December 31, 2004, to approximately $307,139,000, an increase of 12.63%. This increase was primarily attributable to the increase in time deposits of approximately $20 million, and the increase in NOW accounts of approximately $12 million. More than $14 million of this increase in time deposits resulted from the Bank’s purchase of brokered funds, which were 8.37% of total deposits at September 30, 2005. The Bank has been able to obtain these funds at interest rates comparable to the normal core deposits from the Bank’s local customers.
     Shareholders’ equity increased $12,468,551 during the nine months ended September 30, 2005, from $16,538,913 at December 31, 2004, to $29,007,464, an increase of 75.39%. Net income of $2,223,219 was offset by the increase in accumulated other comprehensive loss in the amount of $122,392 during the nine-month period ended September 30, 2005. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities consisting of U. S. Agency securities and bonds issued by municipalities. The Bank does not anticipate recognizing any material portion of this unrealized loss, which totaled $312,649 at September 30, 2005, since the Bank has the ability to hold these securities to maturity. Additionally, shareholders’ equity increased $12,468,551 due to the exercise of 49,141 stock options during the nine-month period ended September 30, 2005, and the sale of 416,500 shares of common stock discussed below.
     The significant increase in shareholder’s equity mentioned above was primarily from the issuance and sale of 416,500 shares of common stock during the third quarter. The entire subscription was sold in less than two days. The price of the common stock was $24.00 per share and the total increase to shareholder’s equity was approximately $9,886,000 after deducting the cost of the stock offering and issuance. This sale resulted in an increase in common stock in the amount of $416,500 and an increase in surplus of approximately $9,480,000. The increase in shareholder’s equity should keep both the Company and the Bank well-capitalized under regulatory standards and allow for future growth for approximately three to five years. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that have an exercise price of $25.20 per warrant. The warrants can be exercised after one year from the date of the sale of the common stock, and must be exercised no later than two years from the date of the sale. If all of the warrants were exercised, shareholder’s equity would increase by approximately $10,500,000.
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

Valuation of Investment Securities
     Investment securities are classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. We did not have any securities classified as trading securities as of September 30, 2005.
     Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.
     Gains and losses on sales or calls of securities are recognized on the settlement date based on the adjusted cost basis of the specific security. The financial statement impact of settlement date accounting versus trade date accounting is not significant. Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary may result in write-downs of the individual securities to their fair value.
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during the first nine months of 2005.
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
Balance Sheet Analysis
Loans
     At September 30, 2005, our loans totaled approximately $234,901,000, an increase of approximately $25,723,000, or 12.30%, from $209,178,000 at December 31, 2004. At September 30, 2005, loans comprised

76.60% of the Bank’s earning assets. This increase in our loan portfolio was primarily attributable to the increase in commercial real estate loans. Total earning assets, as a percent of total assets, were 91.23% at September 30, 2005, compared to 89.85% at December 31, 2004, and 90.60% at September 30, 2004. This increase in total earning assets relative to total assets was attributable to the increase in loans during the period, which outpaced growth of other of our assets. The average yield on loans during the first nine months of 2005 was 6.33% versus 5.49% for the first nine months of 2004, due to the increases in the prime rate and the general increase in interest rates during the period.
Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors which affect the allowance for potential credit losses. The Bank operates primarily in Sevier County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review officer on a quarterly basis prepares an analysis of the credit quality of the loan portfolio.
     As of September 30, 2005, the Bank had loans totaling $273,782, which represents 0.12% of total loans, that were 30 days or more but less than 90 days past due and $102,889, or 0.04% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of September 30, 2004, the Bank had loans totaling $317,953, which represented 0.17% of total loans, that were 30 days or more but less than 90 days past due and $220,752, or 0.12% of total loans, in non-performing loans.
     Management considers the current level of its allowance for loan losses at September 30, 2005, in the amount of approximately $2,509,000, which is 1.07% of total loans, to be adequate to absorb anticipated future loan losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses.
Investment Securities
     At September 30, 2005, the Bank’s investment securities portfolio totaled $61,007,093, up from $50,705,432 at December 31, 2004, an increase of $10,301,661 or 20.32%. Our investment portfolio consists of securities of U.S. government agencies and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 18.15% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first nine months of 2005 was 4.32% versus 4.39% for the first nine months of 2004. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $122,392, net of income taxes, during the first nine months of 2005.
     Beginning in July 2004, the Bank began investing in tax-exempt municipal securities. The balance on these securities has increased to approximately $12,905,848 at September 30, 2005, which represents 21.15% of the securities portfolio at that date. The balance of the portfolio remained relatively unchanged in the mix of mortgage-backed and agency securities. The investment in tax-exempt municipal securities contributed to the above-mentioned decline in yield.

Deposits
     Asset growth during the first nine months of 2005 was funded primarily by an increase in deposits during the period from approximately $245,072,000 at December 31, 2004, to approximately $276,166,000 at September 30, 2005, an increase of $31,094,000, or 12.69%. Noninterest-bearing deposits increased $6,754,044, or 16.34%, from $41,341,894 at December 31, 2004, to $48,095,938 at September 30, 2005, while total interest-bearing deposits increased $24,339,757, or 11.95%, from $203,730,125 to $228,069,882 during the first nine months of 2005. The increase in interest-bearing deposits relative to noninterest-bearing deposits was primarily attributable to the increase in time deposits of approximately $20 million and NOW accounts of approximately $12 million. Included in this increase to time deposits was approximately $14 million in brokered deposits.
     We continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Included in our increase in certificates of deposit noted in the chart below is the addition of approximately $14 million in brokered deposits we obtained during the year. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three- and nine-month periods of 2005 was 2.68% and 2.42%, respectively, up from 1.76% and 1.68%, respectively, for the same periods a year ago. Interest expense on Certificates of Deposit increased $906,503, or 62.11%, from $1,459,535 at September 30, 2004, to $2,366,038 at September 30, 2005.
     The table below sets forth the total balances of deposits by types as of September 30, 2005, and December 31, 2004, and the percent change in balances over the intervening period:

	September 30,	December 31,	%
	2005	2004	CHANGE
	(in thousands)
Non-Interest bearing accounts	$48,095,938	$41,341,894	16.34%
NOW Accounts	53,192,603	40,492,048	31.37%
Money Market Accounts	49,276,572	58,140,593	(15.25%)
Savings Accounts	7,083,128	6,463,756	9.58%
Certificates of Deposits	112,461,273	91,943,594	22.32%
Individual Retirement Accounts	6,056,306	6,690,134	(9.47%)

TOTAL DEPOSITS	$276,165,820	$245,072,019	12.69%
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months.

The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $10 million as of September 30, 2005, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $35 million from the Federal Home Loan Bank of Cincinnati that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to our and the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes we and the Bank are “well capitalized.”
The table below sets forth our consolidated capital ratios as of the periods indicated.

	September 30, 2005	December 31, 2004
Tier 1 Risk-Based Capital	13.65%	9.94%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	14.64%	10.96%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	10.58%	8.08%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
The table below sets forth the Bank’s capital ratios as of the periods indicated.

	September 30, 2005	December 31, 2004
Tier 1 Risk-Based Capital	12.56%	9.65%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	13.54%	10.67%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	9.74%	7.85%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
     On July 11, 2005, we filed a registration statement with the Securities and Exchange Commission registering the sale of our common stock. We subsequently sold 416,500 shares of its common stock at a price of $24.00 per share. Each purchaser of shares in the offering received a warrant, exercisable for two years following consummation of the offering, to purchase a number of shares of our common stock equal to the number of shares purchased in the offering at an exercise price of $25.20 per share. We received net proceeds of approximately $9.9 million for the shares sold in the offering and anticipate receiving an additional $10.5 million if all of the warrants are subsequently exercised. We completed the offering in the third quarter of 2005. This sale of common stock should provide us with adequate capital to remain well-capitalized for approximately three to five years.

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
Following is a summary of the commitments outstanding at September 30, 2005 and December 31, 2004.

	(Dollars in thousands)
	2005	2004
Commitments to extend credit	$83,036	$48,140
Standby letters of credit	3,329	3,444

TOTALS	$86,365	$51,584
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $29,466,000 to approximately $56,469,000 at September 30, 2005, compared to commitments of approximately $27,003,000 at December 31, 2004. This increase is due to the continued increase in the development of property in Sevier County, and our success in attracting new customers.

Income Statement Analysis
Net Income
     Our net income for the third quarter of 2005 was $862,185, compared to $601,096 for the third quarter of 2004, an increase of 43.44%. Net income for the nine months ended September 30, 2005 was $2,223,219, an increase of 44.37% from $1,539,980 for the same period in 2004. The increase in the Company’s net income during the three and nine months ended September 30, 2005, as compared to September 30, 2004, is attributable in part to the increase in net interest income. Basic and diluted earnings per share were $0.60 and $0.56, respectively, for the third quarter of 2005, compared to $0.45 and $0.42, respectively, for the third quarter of 2004. For the nine months ended September 30, 2005, basic and diluted earnings per share totaled $1.60 and $1.51, respectively, as compared to $1.16 and $1.09 for the same period in 2004. The 50 basis point increase in the prime-lending rate during the third quarter of 2005, which resulted from increases by the Federal Reserve’s Federal Open Market Committee in its Fed Funds Rate, has had a very positive impact on earnings. The Bank has over $98 million in loans tied to the prime lending rate that reprice with each rate increase. We believe that rising market interest rates in the near term will continue to positively affect our net interest income because our interest-earning assets generally reprice more frequently and more closely track changes in market rates than do our interest-bearing liabilities.
     The following chart illustrates our net income for the periods indicated:

	2003	2004	2005
First Quarter	$292,741	$437,551		$640,170
Second Quarter	$366,766	$501,333		$720,864
Third Quarter	$504,272	$601,096		$862,185
Fourth Quarter	$499,497	$593,492

Annual Total	$1,663,276	$2,133,472	$	,2,223,219

     The following consolidated condensed statement of income reflects the principle components of our net income for the third quarters and first nine months of 2005 and 2004 and the percentage change in each component of net income between the third quarter and first nine months of 2005 and the third quarter and first nine months of 2004.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2005	2004	CHANGE	2005	2004	CHANGE
Net Interest Income*	$3,166,276	$2,543,429	24.49%	$9,007,653	$7,039,729	27.95%
Provision for Loan Losses	99,000	117,000	(15.38%)	297,000	351,000	(15.38%)
Non-interest Income	714,550	610,606	17.02%	2,013,606	1,712,986	17.55%
Total Non-interest Expenses	2,511,841	2,087,158	20.35%	7,413,778	5,969,802	24.19%
Income Tax Expense	407,800	348,781	16.92%	1,087,262	891,933	21.90%

Net income	$862,185	$601,096	43.44%	$2,223,219	$1,539,980	44.37%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
     The improvement in net income in the third quarter of 2005 and first nine months of 2005 relative to the same periods in 2004 was due principally to the increase in interest income. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.
Net Interest Income
     Net interest income was approximately $3,166,000 for the third quarter of 2005, an increase of $623,000, or 24.49%, from approximately $2,543,000 for the same period of 2004. For the nine months ended September 30, 2005, net interest income was approximately $9,008,000, a 27.95% increase from approximately $7,040,000 for the nine months ended September 30, 2004. The increase in net interest income for the three and nine months ended September 30, 2005, as compared to the same periods in 2004 was attributable primarily to increases in our volume of loans outstanding as well as increases in the interest rate we earn on our loans. Improving net interest income was also attributable to increases in the volume of investment securities and federal funds sold between the two periods being compared.
     We anticipate that the recent and future increases in the target Federal Funds Rate by the Federal Reserve will contribute to continued improvements in our net interest income during future periods as our interest-earning assets typically reprice more quickly than do our interest-bearing liabilities. Future increases in these rates may have an even more significant impact on the Company’s net interest income as additional interest-earning assets are re-priced.
Interest Income
     The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin. For the three- and nine month periods ended September 30, 2005, interest on loans increased $1,267,165 and $3,322,998, respectively, or 42.28% and 39.18%, respectively, to $4,263,915 and $11,804,849, respectively, from $2,996,750 and $8,481,851, respectively, for the same periods in 2004. This increase is primarily attributable to the increase in the volume of loans outstanding of approximately $26 million and the increase in the interest rates earned on these loans.

     For the three- and nine-month periods ended September 30, 2005, interest income on investment securities increased $147,866 and $736,275, respectively, or 29.95% and 66.89%, respectively, to $641,503 and $1,836,921, respectively, from $493,415 and $1,100,424, respectively, for the same periods of 2004. These increases are primarily attributable to growth of our investment portfolio of more than $14 million from September 30, 2004, to September 30, 2005.
Interest Expense and Net Interest Margin
     Total interest expense increased $2,163,816, or 84.69%, to $4,718,797 for the nine months ended September 30, 2005, from $2,554,981 for the nine months ended September 30, 2004. Total interest expense increased $857,825, or 89.58%, to $1,815,452 for the third quarter of 2005 from $957,627 for the third quarter of 2004. These changes resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits and Federal Home Loan Bank advances.
     Interest on deposits, the primary component of total interest expense, increased $664,521, or 78.16%, to $1,514,701 for the third quarter of 2005 compared to $850,180 for the same period of 2004 and $1,732,418, or 76.81%, to $3,987,872 for the nine months ended September 30, 2005, as compared to $2,255,454 for the same period in 2004. The increase in interest expense on deposits for the three- and nine-month periods ended September 30, 2005, was due primarily to increases in the interest paid on NOW accounts and Certificates of Deposit. The balance on NOW accounts increased over $12 million and the balance on CDs increased over $20 million from December 31, 2004 to September 30, 2005. Also, the interest rate paid on NOW accounts increased substantially from an average of 1.77% and 1.36% for the third quarter and first nine months of 2004 to an average of 2.98% and 2.70% for the third quarter and first nine months of 2005. These increases were due to rates negotiated and paid on large municipal NOW account deposits.
     Interest expense on other borrowings increased $431,399, or 144.03%, to $730,926 for the nine months ended September 30, 2005 from $299,527 for the nine months ended September 30, 2004. Interest expense on other borrowings was $300,751 and $107,447 for the third quarters of 2005 and 2004, respectively. This represents an increase of $193,304, or 179.91%. The increases in interest expense on other borrowings for the three- and nine-month periods ended September 30, 2005 is due to the increase in the interest rate paid on other borrowings and the increase in the balance of borrowed funds. Federal Home Loan Bank (“FHLB”) advances increased approximately $10 million, or 104.54%, from $9,550,000 at December 31, 2004, to $19,533,982 at September 30, 2005. These funds were obtained at favorable interest rates for various terms and should enhance the Bank’s earnings going forward. The average interest rate paid on funds borrowed from FHLB for the three- and nine-month periods ended September 30, 2005, were 3.72% and 3.40%, respectively, and the Bank had over $15 million of additional borrowing capacity from the FHLB at September 30, 2005.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.32% in the third quarter of 2005 versus 4.39% during the same period for 2004 and 4.39% in the first nine months of 2005 as compared to 4.37% for the same period in 2004. While recent increases in the Federal Funds Rate will exert pressure on the Bank to increase the rates we pay on interest-bearing liabilities, we anticipate in this current period of rising interest rates that the interest rates we earn on loans, the principal component of our interest-earning assets, will increase faster and will more closely follow the magnitude of changes in market rates of interest, than will the rates we pay on interest bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, we expect our net interest margin to improve in the near term if interest rates continue to rise. The positive effects of the rising interest rate environment on our net interest margin were enhanced during the first quarter of 2005 by our efforts during the quarter to move a greater proportion of our interest-bearing deposit base to longer-term deposits that, although paying higher current rates of interest than short-term interest-bearing deposits, are expected to result in less overall interest expense to us for the term of the deposits than would similarly funded short-term deposits, which has proven to be the case since market interest rates continue to rise. Our management pursued this shift in our deposit mix by increasing our purchase of longer-term (two to three year) brokered deposits during the first quarter of 2005. At September 30, 2005, the Company had approximately $23 million in brokered deposits, which represents 8.37% of the Company’s total deposits that were obtained at rates comparable to rates for our core deposits in the local market. As market rates of interest continue to rise, we expect this strategy of selecting longer terms on a greater proportion of our interest-bearing deposits will contribute to greater improvements in net interest margin than we would otherwise have achieved because the yields we earn on our loans will continue to rise with market interest rates while the rates we pay on this fixed portion of our interest-bearing deposits will remain stable. If interest rates were to begin to fall, the opposite could occur during a short-term period of approximately two to three years, which could have an adverse impact on our net interest margin.
Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses. For the third quarter of 2005, the funding of the provision for loan losses was $99,000, compared to $117,000 in the third quarter of 2004, a decrease of $18,000, or 15.38%. For the nine months ended September 30, 2005, the provision for loan losses was $297,000 compared to $351,000 for the same period in 2004, a decrease of $54,000 or 15.38%. Low net charge offs during 2004 allowed us to reduce our provision for loan losses during the third quarter and first nine months of 2005 relative to the same periods in 2004 while maintaining an allowance for loan losses that management believes is sufficient to absorb anticipated future losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our six years of operations. Net charge-offs during the third quarter and first nine months of 2005 were $23,353 and $68,753 or 0.01% and 0.03% of total loans, respectively, as compared to net charge-offs of ($4,592) and $284,704, or 0.00% and 0.15% of total loans, respectively during the third quarter and first nine months of 2004.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. Total non-interest income increased to $714,550 during the third quarter of 2005 from $610,606 during the third quarter of 2004, an increase of $103,944, or 17.02%. For the nine months ended September 30, 2005, total non-interest income was $2,013,606, an increase of 17.55% from $1,712,986 for the first nine months of 2004. The increases in other non-interest income for the three and nine months ended September 30, 2005, were primarily attributable to additional fee income from debit card and ATM services provided to our customers. The increase in the income from mortgage banking activities is due to the increased volume of loan originations by that department.
Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. Non-interest expense increased to $2,511,843 during the third quarter of 2005 from $2,087,158 during the third quarter of 2004, an increase of $424,685, or 20.35%. For the nine months ended September 30, 2005, total non-interest expenses were $7,413,779, a $1,443,977 or 24.19% increase from $5,969,802 for the same period in 2004. The increase in non-interest expenses is primarily attributable to increased salary and benefit expenses, caused in part by an increase in the number of employees. Additionally, we have made a commitment to maintain efficiency through technology improvements, which requires a significant investment each year for replacement equipment and support, which we record as non-interest expense.

Income Taxes
     For the three months ended September 30, 2005, income tax expense increased $59,018, or 16.92%, to $407,799 from $348,781 in the corresponding period of 2004. Income tax expense increased $195,359, or 21.90%, to $1,087,262 for the nine months ended September 30, 2005, from $891,933 for the nine months ended September 30, 2004. These levels represent an effective tax rate on pre-tax earnings of 32.84% and 36.68% for the nine-month periods ended September 30, 2005 and 2004, respectively. This reduction in the effective tax rate is due primarily to the increase in tax-exempt income of approximately $13 million dollars during the nine month period ended September 30, 2005.
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
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports and other information filed with the Commission, under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Senior Vice President – Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Senior Vice President – Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Senior Vice President – Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports.
Changes in Internal Control over Financial Reporting
     During the third quarter of 2005 there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS
(a)	Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Charter of Incorporation of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 as filed with the Securities Exchange Commission on July 12, 2002.

SIGNATURES
               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: November 14, 2005	/s/ Dwight B. Grizzell

Dwight B. Grizzell
President and Chief Executive Officer

Date: November 14, 2005	/s/ Rick Hubbs

Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Charter of Incorporation of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 as filed with the Securities Exchange Commission on July 12, 2002.