Form 10KSB
period 2005-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2006-04-03
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Name of small business issuer in its charter)

Tennessee	75-3036312

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

300 East Main, Sevierville, Tennessee	37862
(Address of principal executive offices)	(Zip code)
(865) 428-7990
(Issuer’s Telephone Number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $1.00 par value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $21,906,050.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $49,124,883 at February 27, 2006.
     There were 1,802,748 shares of Common Stock outstanding as of February 1, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) are incorporated by reference into Part III of this Report. Other than those portions of the 2006 Proxy Statement specifically incorporated by reference herein pursuant to Part III, no other portions of the 2006 Proxy Statement shall be deemed so incorporated.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MOUNTAIN NATIONAL BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2005

11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

12.	Certain Relationships and Related Transactions	48

13.	Exhibits	48

14.	Principal Accountant Fees and Services	49

	Signatures	50

PART I
ITEM 1. DESCRIPTION OF BUSINESS
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
The Company
     Mountain National is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company provides a full range of banking services through its banking subsidiary, Mountain National Bank, or the “Bank.”
     For the purposes of the discussions in this report, the words “we,” “us,” and “our” refer to the combined entities of the Company and the Bank. The Company’s main office is located at 300 East Main Street, Sevierville, Tennessee 37862. The Company was incorporated as a business corporation in March 2003 under the laws of the State of Tennessee for the purpose of acquiring 100% of the issued and outstanding shares of common stock of the Bank. In June 2003, the Company received approval from the Federal Reserve Bank of Atlanta to become a bank holding company. Effective July 1, 2002, the Company and the Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of the Bank and the shareholders of the Bank became the shareholders of the Company.
     At December 31, 2005, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.
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
The Bank
     Mountain National Bank is organized as a national banking association. The Bank applied to the Office of the Comptroller of the Currency, or the “OCC,” and the Federal Deposit Insurance Corporation, or the “FDIC,” on February 16, 1998, to become an insured national banking association. The Bank received approval from the OCC to organize as a national banking association on June 16, 1998, and commenced business on November 23, 1998. The Bank’s principal business is to accept demand and savings deposits from the general public and to make residential mortgage, commercial and consumer loans.
Our Banking Business
     General. Our banking business consists primarily of traditional commercial banking operations, including taking deposits and originating loans. We conduct our banking activities from our main office located in Sevierville, Tennessee and through six additional branch offices in Sevier County, Tennessee. We operate two branch offices in Gatlinburg, two branch offices in Pigeon Forge, a branch office in Seymour and a branch office in Kodak, Tennessee. The retail nature of our commercial banking operations allows for diversification of depositors and borrowers, and we do not believe that we are dependent on a single or a few customers.
     We offer a variety of retail banking services. We seek savings and other time and demand deposits from consumers and businesses in our primary market area by offering a full range of deposit accounts, including savings, demand deposit, retirement, including individual retirement accounts, or “IRA’s,” and professional and checking accounts, as well as certificates of deposit. We use the deposit funds we receive to originate mortgage, commercial and consumer loans, and to make other authorized investments. In addition, we currently maintain 15 full-service ATMs throughout our market area. Because the Bank is a member of a number of payment systems networks, Bank customers may also access banking services through ATMs and point of sale terminals throughout the world. In addition to traditional deposit-taking and lending services, we also provide a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.
     The banking industry is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at commercial banks are influenced by economic conditions, including interest rates and competing investment instruments, levels of personal income and savings, among others. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, local economic and seasonal factors and availability of funds. Our primary sources of funding for lending activities include savings and demand deposits, income from investments, loan principal payments and borrowings. For additional information relating to our deposits and loans, refer to “Management’s Discussion and Analysis or Plan of Operation.”
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

Lending Activities
     General. We concentrate on developing a diversified loan portfolio consisting of first mortgage loans secured by residential properties, loans secured by commercial properties and other commercial and consumer loans.
     Real Estate Lending. We originate permanent and construction loans having terms of up to 30 years that are typically secured by residential real estate comprised of single-family dwellings and multi-family dwellings of up to four units. All of our residential real estate loans consist of conventional loans that are not insured or guaranteed by government agencies. We have developed a portfolio of residential real estate loans consisting primarily of adjustable rate mortgage loans, or “ARM loans,” which reprice from between one and five years after origination. We also originate and hold in our portfolio traditional fixed-rate mortgage loans in appropriate circumstances.
     We emphasize the origination of ARM loans over fixed-rate loans because the interest we earn on ARM loans tends to more closely track changes in market rates of interest. There are, however, certain unquantifiable borrower credit risks associated with ARM loans that may not be present in fixed-rate loans, particularly the increased risks of delinquency and nonpayment by certain borrowers that accompanies rising interest rates on outstanding ARM loans as they adjust in response to higher market rates of interest. These delinquency and nonpayment risks may be exacerbated if we use discounting as a marketing incentive to originate ARM loans bearing initial rates of interest that are below the rates borrowers would otherwise be required to pay if we did not offer initial discounting. Additionally, although ARM loans allow us to increase the sensitivity of our asset base to changes in interest rates, the extent of this interest sensitivity will be limited by any periodic and lifetime interest rate adjustment limits associated with individual loans.
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
     Construction lending affords us the opportunity to earn higher interest rates and fees with shorter terms to maturity than does single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the projected cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to complete the project. If the estimate of value upon completion proves inaccurate, we may be confronted at, or prior to, the maturity of the loan with collateral of insufficient value to assure full repayment. Construction projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the builder’s ability to repay the loan is often dependent on the builder’s ability to sell the property prior to the time the construction loan becomes due. We address these risks by adhering to strict underwriting policies and disbursement procedures and by closely monitoring the construction project.
     Commercial Lending. We originate secured and unsecured loans for commercial, corporate, business and agricultural purposes, and we engage in commercial real estate activities consisting primarily of loans for hotels, motels and restaurants, and to a limited extent, loans for retail store outlets and service providers such as insurance agencies. Currently, we concentrate our commercial lending efforts on originating loans to small businesses for purposes of providing working capital, capital improvements, construction and leasehold improvements. These loans typically have one-year maturities, if they are unsecured loans, or, in the case of small business loans secured by real estate, have an average maturity of seven years. We are eligible to participate in the Small Business Administration’s guaranteed commercial loan program, but we do not have any loans outstanding under the program at this time.
     Commercial lending, while generally considered to involve a higher degree of credit risk than long-term financing of residential properties, generally provides higher yields and greater interest rate sensitivity than do residential mortgage loans. Commercial loans are generally adjustable rate loans or have short-term maturities of one to three years. The higher risks inherent in commercial lending include risks specific to the business venture, delays in leasing the collateral and excessive collateral dependency, vacancy, delays in obtaining or inability to obtain permanent financing and difficulties we may experience in exerting influence over or acquiring the collateral following a borrower’s default. Moreover, commercial loans often carry larger loan balances to single borrowers or groups of related borrowers than do residential real estate loans. With respect to commercial real estate lending, the borrower’s ability to make principal and interest payments on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. We attempt to mitigate the risks inherent in commercial lending by, among other things, securing our loans with adequate collateral and extending commercial loans only to persons located in our primary market area.
     Creditworthiness and Collateral. We require each prospective borrower to complete a detailed loan application which we use to evaluate the applicant’s creditworthiness. All loan applications are reviewed and approved or disapproved in accordance with guidelines established by the Bank’s Board of Directors. We also require that loan collateral be appraised by independent appraisers approved by the Bank’s Board of Directors and require borrowers to maintain fire and casualty insurance on collateral in accordance with guidelines established by the Bank’s Board of Directors. Title insurance is required for most real property collateral. We also typically require borrowers of conventional residential real estate loans having loan-to-value ratios in excess of 80% to carry private mortgage insurance covering that portion of the loan in excess of 80% of the appraised collateral value, provided such insurance is available and economically feasible.
     Loan Originations. We originate loans primarily for our own portfolio but, subject to market conditions, we may sell certain loans we originate in the secondary market. Initially, most of our loans are originated based on referrals and to walk-in customers. We also use various methods of local advertising to stimulate originations.
     Secondary Market Activities. We engage in secondary mortgage market activities, principally the sale of certain residential mortgage loans on a servicing released basis, subject to market conditions. Secondary mortgage market activities permit us to generate fee income and sale income to supplement our principal source of income — net interest income resulting from the interest margin between the yield on interest-earning assets like loans and investment securities and the interest paid on interest-bearing liabilities such as savings deposits, time deposit certificates and funds borrowed by the bank.
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
Investment Activities
     Our investment securities portfolio is an integral part of our total assets and liabilities management strategy. We use our investments, in part, to further our interest rate risk management objective of reducing our sensitivity to interest-rate fluctuations. Our primary objective in making investment determinations with respect to our securities portfolio is to achieve a high degree of maturity and rate matching between these assets and our interest-bearing liabilities. In order to achieve this goal, we concentrate our investments, which constituted approximately 16.6% of our total assets at December 31, 2005, in U.S. government securities or other securities of similar low risk. The U.S. government and other investment-grade securities in which we invest typically have maturities ranging from 30 days to 30 years.
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
     Borrowings. The Bank became a member of the Federal Home Loan Bank of Cincinnati, or the “FHLB of Cincinnati,” in December 2001. The FHLB of Cincinnati functions as a central reserve bank that provides credit for member institutions. As a member, the Bank is required to own capital stock in the FHLB of Cincinnati. Membership in the FHLB of Cincinnati entitles the Bank, provided certain standards related to creditworthiness have been met, to apply for advances on the security of the FHLB of Cincinnati stock it holds as well as on the security of certain of its residential mortgage loans and other assets (principally, its investment securities that are obligations of, or guaranteed by, the United States). The FHLB of Cincinnati makes advances to the Bank pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Interest rates on FHLB of Cincinnati advances are variable and adjust to reflect actual conditions existing in the credit markets. The uses for which we may employ funds received pursuant to FHLB of Cincinnati advances are prescribed by the various lending programs, which also prescribe borrowing limitations. Acceptable uses prescribed by the FHLB of Cincinnati have included expansion of residential mortgage lending and funding short-term liquidity needs. Depending on the particular credit program under which we borrow, borrowing limitations are generally based on the FHLB of Cincinnati’s assessment of our creditworthiness. The FHLB of Cincinnati is required to review the credit limitations and standards to which we are subject at least once every six months.
     Financing. In August of 1998, the Bank completed an offering of common stock which yielded proceeds of $12,000,000. On November 7, 2003, the Company completed the sale, through its wholly owned statutory trust subsidiary, MNB Capital Trust I, of $5,500,000 of trust preferred securities, which we refer to as “Capital Securities,” which mature on December 31, 2033, and have a liquidation amount of $50,000 per Capital Security. Interest on the Capital Securities is to be paid quarterly on the last day of each March, June, September and December and is reset quarterly based on the three-month LIBOR plus 305 basis points. The Company used the net proceeds from the offering of Capital Securities to pay off an outstanding line of credit.
     During the third quarter of 2005, the Company sold 416,500 shares of common stock. This sale resulted in an increase in common stock in the amount of $416,500 and an increase in surplus of approximately $9,480,000. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that have an exercise price of $25.20 per warrant. The warrants can be exercised beginning after one year from the date of the sale of the common stock, and must be exercised no later than two years from the date of the sale. If all warrants were exercised, shareholder’s equity would increase by approximately $10,500,000.

Competition
     We face significant competition in our primary market area from a number of sources, including five commercial banks and one savings institution. As of June 30, 2005, there were 44 commercial bank branches and three savings institutions branches located in Sevier County. We compete with three community banks that are domiciled in Sevier County. We also compete with three regional bank holding companies with a total of twelve branches operating in Sevier County.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other recent federal and state laws have resulted in increased competition from both conventional banking institutions and other businesses offering financial services and products. Mortgage banking firms, finance companies, real estate investment trusts, insurance companies, leasing companies, factors and certain government agencies provide additional competition for loans and for certain financial services. We also compete for deposit accounts with a number of other financial intermediaries, including securities brokerage firms, money market mutual funds, government and corporate securities and credit unions. The primary criteria on which institutions compete for deposits and loans are interest rates, loan origination fees and range of services offered.
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
     As evidenced by our deposit and loan growth, as described in “Management’s Discussion and Analysis or Plan of Operation,” we have been able to compete with our larger, more established competitors by attracting customers from existing financial institutions as well as from growth in our communities by focusing on providing a high level of customer service and by providing the products most important to our customers. During our relatively short operating history, we have been successful in hiring a staff with significant local bank experience that shares our commitment to providing our customers with the highest levels of customer service. While focusing on customer service, we are also able to offer our customers most of the banking services offered by our local competitors, including Internet banking, investment services and sweep accounts.
Employees
     We currently employ a total of 131 full-time equivalent, or “FTE,” employees. We employ 51 FTE employees at our main office, including three executive officers. In addition to a President and Chief Executive Officer, the Bank employs an Executive Vice President and Senior Credit Officer, and an Executive Vice President and Chief Operating Officer/Cashier. The remaining employees provide staff support in the teller, new accounts, loan processing, accounting and secretarial functions. The Bank has 14 FTE employees at its two Gatlinburg branches, 16 FTE employees at its two Pigeon Forge branches, 7 FTE employees at its Seymour branch, 4 FTE employees at its Kodak branch, and 39 FTE employees at its Operations Center. Branch employees include teller, new account and lending personnel. We are not a party to any collective bargaining agreements with our employees, and we consider relations with our employees to be good.
Seasonality
     Due to the predominance of the tourism industry in Sevier County, a significant portion of our commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks and financial institutions in other market areas. Deposit growth generally slows during the first quarter each year and then increases during each of the last three quarters. Our cost of funds tends to increase during the first quarter each year due to our dependence on borrowed funds that typically have a higher interest rate than our core deposits. Growth in the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
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
     The OCC has adopted a series of revisions to its regulations, including expanding the powers exercisable by operating subsidiaries of the Bank. These changes also modernize and streamline corporate governance, investment and fiduciary powers. The OCC also has the ability to preempt state laws purporting to regulate the activities of national banks.
     The OCC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: (i) management’s ability to identify, measure, monitor, and control market risk; (ii) the institution’s size; (iii) the nature and complexity of its activities and its risk profile; and (iv) the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.
     The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. GLB also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies. See the discussion regarding GLB in “Bank Holding Company Regulation” above.
Community Reinvestment Act
     The Company and the Bank are subject to the CRA and the federal banking agencies’ regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming a financial holding company. The Bank has a satisfactory CRA rating.
     The GLB Act and implementing federal bank regulations have made various changes to CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. The OCC and other federal bank regulators have revised their CRA regulations. The Bank has grown from small bank status to the newly created intermediate small bank status. The requirements for an intermediate small bank to meet its CRA objectives are more stringent than those for a small bank, but less so than those for large banks.

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
Sarbanes-Oxley Act
     We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to spend significant amounts of time and money on compliance with these rules. We anticipate completing our assessment of our internal controls in a timely manner. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.
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
     As of December 31, 2005, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory
	Minimum	Company	Bank
Tier 1 capital ratio	4.0%	13.15%	12.06%
Total capital ratio	8.0%	14.11%	13.02%
Leverage ratio	3.0-5.0%	10.44%	9.57%
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
     In 2005 the Federal Reserve raised the targeted federal funds rate and the discount rate eight times for a total of 2.00%. In January 2006, the Federal Reserve raised the rate by an additional 0.25% and indicated that further increases were likely in the future.
FDIC Insurance Assessments
     The Bank is subject to FDIC deposit insurance assessments. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, “well capitalized,” “adequately capitalized” or “undercapitalized,” and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2005, the Bank paid $0 in BIF deposit insurance premiums, and paid approximately $33,911.33, $29,157.84 and $26,920.89 in FICO assessments during 2005, 2004 and 2003, respectively.
     The FDIC’s Board of Directors has continued the 2005 BIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2006. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized FICO to levy assessments on BIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.54 basis points for BIF in the first quarter of 2004 to 1.46 basis points in the last quarter of 2004 and from 1.44 basis points in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005. The FICO assessment rate for the first quarter of 2006 is 1.32 basis points.

     The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. Because it was not organized until 1998, the Bank will not be eligible to receive this one-time assessment credit.
Other Laws and Regulations
     The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with this Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.
     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 subjects financial institutions to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps –
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
ITEM 2. DESCRIPTION OF PROPERTY
     The Bank currently operates from its main office in Sevierville, Tennessee and six branch offices located in Gatlinburg, Pigeon Forge, Seymour, and Kodak, Tennessee. The main office, which is located at 300 East Main, Sevierville, Tennessee 37862, contains approximately 24,000 square feet and is owned by the Bank.
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

     The Kodak branch, owned by the Bank, contains approximately 3,800 square feet and is located on Winfield Dunn Parkway – Highway 66, Sevierville, Tennessee.
     Construction of the sixth branch office, on land purchased by the Bank, was completed in November 2005. This branch office, which contains approximately 3,800 square feet, is located in Pigeon Forge on Wears Valley Road and is our second branch in Pigeon Forge. The Bank is continuing to evaluate additional sites for future expansion.
     The Operations Center, owned by the Bank, contains approximately 24,000 square feet and is located on Red Bank Road in Sevierville, Tennessee.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.
PART II
ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
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

	Estimated Price Range
	Per Share
	High	Low
2005:
First Quarter	$24.00	$21.00
Second Quarter	24.00	23.00
Third Quarter	29.75	22.50
Fourth Quarter	29.25	26.30

2004:
First Quarter	$15.40	$15.00
Second Quarter	20.82	20.82
Third Quarter	21.00	21.00
Fourth Quarter	21.00	21.00
These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
       As of the date of this filing, the Company has approximately 1,800 holders of record of its common stock. The Company has no other class of securities issued or outstanding.
       Dividends from the Bank are the Company’s primary source of funds to pay dividends on its capital stock. Under the National Bank Act, the Bank may, in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank’s ability to pay dividends to the Company. Additional information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in this report under “Description of Business- Supervision and Regulation.”
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
Issuer Purchases of Equity Securities
     The Company did not repurchase any shares of its Common Stock during the quarter ended December 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations for the two-year period ended December 31, 2005, and our financial condition at December 31, 2004 and 2005. We have provided comparisons of financial data as of and for the fiscal years ended December 31, 2004 and 2005 to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. The following discussion should be read in conjunction with our consolidated audited financial statements, including the notes thereto, and the selected consolidated financial data presented elsewhere in this Annual Report on Form 10-KSB.
Overview
     We conduct our business, which consists primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, and through six additional branches in Sevier County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we do not believe that the Bank is dependent upon a single or a few customers. Due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
     On April 1, 2005, we formed a subsidiary, MNB Holdings, Inc. and subsequently transferred to this new subsidiary our ATM machines, vehicles, excess bank land that will not be used for bank branching, approximately $6 million of investment securities, approximately $90 million in real estate loans and $25,000 cash in exchange for 100% of the common stock of the subsidiary. The Bank presently leases the ATM machines and vehicles from this subsidiary.
     On April 1, 2005, MNB Holdings, Inc., formed a subsidiary, MNB Investments, Inc. and transferred approximately $6 million of investment securities, approximately $90 million in real estate loans and $25,000 cash to this subsidiary in exchange for 100% of the common stock of the subsidiary. MNB Investments is a Nevada corporation that manages the investment portfolio it received.
     On April 1, 2005, MNB Investments, Inc., formed a subsidiary, MNB Real Estate, Inc. and transferred approximately $90 million in real estate loans to this subsidiary in exchange for 100% of the common stock of the subsidiary. MNB Real Estate, Inc. is a real estate investment trust and maintains the loan portfolio and purchases additional loans from the Bank with the receipts of principal payments from the loans it owns. These loans are primarily secured by real estate and are originated by the Bank. MNB Real Estate has contracted with the Bank to service these loans for a fee, and allows the Bank to pledge certain consumer one to four family secured loans in its portfolio for advances the bank receives from the Federal Home Loan Bank.
     Our net income for the fiscal year ended December 31, 2005 was $3,123,502, an increase of $990,030, or 46.4%, from net income of $2,133,472 for 2004. Basic and diluted earnings per share increased from $1.60 and $1.48, respectively, in 2004 to $2.10 and $1.90, respectively, in 2005. At December 31, 2005, our total assets were approximately $352,649,000, an increase of $63,418,000, or 21.9%, from total assets of approximately $289,231,000 at December 31, 2004. Our total liabilities, including deposits, were approximately $323,016,000 at December 31, 2005, an increase of $50,324,000, or 18.5%, from total liabilities of approximately $272,692,000 at December 31, 2004, our shareholders’ equity was approximately $29,633,000, an increase of $13,094,000, or 79.2%, from shareholders’ equity of $16,539,000 at December 31, 2004.
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
Impairment of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during 2004 or 2005.
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
Results of Operations for the Years Ended December 31, 2005 and 2004
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
In 2005, our other principal sources of revenue were service charges on deposit accounts, and gains on the sale of mortgage loans and securities available for sale.
Net Income
     For the year ended December 31, 2005, we recorded net income of $3,123,502, an increase of $990,030, or 46.4%, from net income of $2,133,472 during 2004. The increase in net income in 2005 as compared with 2004 was primarily attributable to a significant increase in net interest income from loans and securities available for sale. The increased net interest income attributable to loans and to securities available for sale resulted from loan growth and a rising interest rate environment in 2005. Increased earnings on interest-earning assets exceeded the increased expense from the growth in interest-bearing liabilities, resulting in an improvement in net interest income. Our total revenues for 2005 were $21,906,050, an increase of $6,216,253, or 39.6%, over total revenues of $15,689,797 for 2004. This increase in total revenues in 2005 relative to 2004 was partially offset by a $5,006,187 increase in total expenses, which rose from $12,322,780 in 2004 to $17,328,967 in 2005. The year-over-year increase in our total expenses was primarily due to an increase in interest expense due to growth in interest bearing liabilities and the rising rate environment of 2005 and an increase in employee salaries and benefits that primarily resulted from expansion of our workforce. Basic and diluted earnings per share were $2.10 and $1.97, respectively, for 2005, compared to $1.60 and $1.48, respectively, for 2004. The two hundred basis point total increase in the Fed Funds Rate by the Federal Reserve’s Federal Open Market Committee during 2005, which resulted in concomitant increases in the prime-lending rate, contributed to our improved net income during the year. The Bank has approximately $100 million in loans tied to the prime lending rate that reprice with each rate increase. The rising market interest rates in 2005 positively affected our net interest income because our interest-earning assets re-priced more frequently and more closely tracked changes in market interest rates than did our interest-bearing liabilities and we believe this trend will continue during the first several months of 2006.
     The following chart illustrates our change in our net income for the periods indicated:

	2005	2004
First Quarter	$640,171	$437,551
Second Quarter	720,863	501,333
Third Quarter	862,185	601,096
Fourth Quarter	900,283	593,492

Annual Total	$3,123,502	$2,133,472
     The following consolidated condensed statement of income reflects the principal components of our net income for 2005 and 2004 and the percentage change in each component of net income from 2004 to 2005.

			%
	2005	2004	CHANGE
	(in thousands)
Net Interest Income*	$12,474	$9,684	28.8%
Provision for Loan Losses	446	468	(4.7%)
Non-Interest Income	2,682	2,372	13.1%
Operating Expenses	10,133	8,221	23.3%

Net income before Income tax provision	$4,577	$3,367	35.9%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
     The improvement in net income in 2005 relative to 2004 was due principally to strong growth in our loan portfolio, particularly growth in real estate loans, as well as growth in our investment securities portfolio. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.
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
(Dollars in thousands)

	2005			2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Investment securities (1):
Available for sale	$57,103	2,450	4.29%	$37,431	1,652	4.41%	$24,241	853	3.52%
Held to maturity	1,093	54	4.94%	375	21	5.60%	—	—	—
Unrealized gains on available for sale securities	(765)	—	—	(299)	—	—	145	—	—
Federal funds sold	4,789	175	3.65%	1,634	27	1.65%	882	10	1.13%
Loans (2)(3)	227,874	16,545	7.26%	188,481	11,618	6.16%	162,133	10,836	6.68%
Allowance for loan losses	(2,459)	—	—	(2,137)	—	—	(1,954)	—	—
Cash and due from banks	10,072	—	—	6,972	—	—	5,010	—	—
Other assets	22,168	—	—	19,759	—	—	16,526	—	—
Total	319,875	—	—	252,216	—	—	206,983	—	—
Total interest-earning assets	290,859	19,224	6.61%	227,921	13,318	5.84%	187,256	11,699	6.25%
Liabilities:
Noninterest-bearing demand deposits	46,187	—	—	35,816	—	—	27,946	—	—
Interest bearing demand deposits	98,356	2,141	2.18%	79,254	1,056	1.33%	62,964	715	1.14%
Savings deposits	6,764	40	0.59%	6,112	36	0.59%	4,414	38	0.86%
Time deposits	117,416	3,504	2.98%	99,664	2,109	2.12%	87,602	2,290	2.61%
Total deposits	268,723	—	—	220,846	—	—	182,926	—	—
Subordinated debentures & other borrowings	28,186	1,064	3.77%	15,671	433	2.76%	10,321	280	2.71%
Other liabilities	1,739	—	—	901	—	—	899	—	—
Shareholders’ equity	21,227	—	—	14,798	—	—	12,837	—	—
Total	319,875	—	—	252,216	—	—	206,983	—	—
Total interest-bearing liabilities	250,722	6,749	2.69%	200,701	3,634	1.81%	165,301	3,323	2.01%
Net interest income	—	12,475	—	—	9,684	—	—	8,376	—
Net interest spread (4)	—	—	3.92%	—	—	4.03%	—	—	4.24%
Net interest margin (5)	—	—	4.29%	—	—	4.25%	—	—	4.47%

(1)	Tax-exempt income from investment securities is not presented on a tax-equivalent basis.

(2)	Interest income from loans includes total fee income of approximately $1,673,000, $1,169,000 and $1,373,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

(3)	For the purpose of these computations, non-accrual loans are included in average loans.

(4)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.
     Net interest income was $12,474,554 for 2005, an increase of $2,790,116, or 28.8%, from net interest income of $9,684,438 for 2004. The increase in net interest income was attributable primarily to an increase in our interest-earning assets. Additionally, our investment securities portfolio continued to perform above our peer group average during 2005. Continued strong growth in our loan portfolio, particularly real estate secured loans, contributed to higher average outstanding balances of those interest-earning assets and at higher yields than we paid on interest-bearing deposits and borrowings. See the additional discussion under “Discussion of Financial Condition – Loans.”
     We anticipate that the recent and future increases in the target Federal Funds Rate by the Federal Reserve will contribute to continued improvements in our net interest income during future periods because our interest-earning assets typically reprice more frequently than do our interest-bearing liabilities. However, if interest rates decline, net interest income will be negatively impacted. The interest income we earn on loans is the largest contributing component of net interest income and the Bank’s net interest margin.
     Also contributing to our growth in net interest income during 2005 was the approximately $7,722,000 growth in our portfolio of investment securities, which was funded primarily by the approximately $16.3 million growth in NOW deposit accounts. For the 2005 fiscal year, interest income on investment securities increased $831,423, or 49.7%, to $2,504,415 from $1,672,992 for 2004. This increase was primarily attributable to increases in our average investment securities during 2005, even though there was a 12 basis point decrease in the net yield on these average balances from 4.43% in 2004 to 4.31% in 2005. See additional discussion under “Discussion of Financial Condition – Investment Securities.”
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
ANALYSIS OF CHANGES IN NET INTEREST INCOME
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2005 Compared to 2004
	Increase (decrease)
	due to change in
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	$2,507	$2,420	$4,927
Interest on securities	(70)	901	831
Interest on Federal funds sold	92	55	147

Total interest income	$2,529	$3,376	$5,905

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	$830	$259	$1,089
Interest on time deposits	1,010	385	1,395
Interest on other borrowings	285	346	631

Total interest expense	$2,125	$990	$3,115

Net interest income	$404	$2,386	$2,790

	2004 Compared to 2003
	Increase (decrease)
	due to change in
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	$(979)	$1,761	$782
Interest on securities	343	477	820
Interest on Federal funds sold	9	8	17

Total interest income	$(627)	$2,246	$1,619

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	$137	$202	$339
Interest on time deposits	(496)	315	(181)
Interest on other borrowings	8	145	153

Total interest expense	$(351)	$662	$311

Net interest income	$(276)	$1,584	$1,308

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
     For the year ended December 31, 2005, the provision for loan losses decreased by $22,000 to $446,000, compared to the provision for loan losses in 2004 of $468,000. The decrease in 2005 was based on management’s evaluation of the overall allowance for loan losses relative to management’s assessment of the risk of losses inherent in our loan portfolio. Due to our limited historical charge off experience and the approximately $40 million increase in total loans during 2005, management has continued to focus on maintaining our allowance for loan losses at levels that reflect the risk associated with the loan portfolio.
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
Other Income
     Other income increased by approximately $310,000, or 13.1%, to approximately $2,682,000 in 2005 from approximately $2,372,000 in 2004. The principal components of other income during 2005 were service charges on deposits and fees associated with credit/debit cards. These fees increased approximately $274,000 due to the change made during 2004 concerning the debit card fee sharing arrangement with the Bank’s service provider, and the continued increased usage of credit cards by the Bank’s customers.
Interest Expense and Net Interest Margin
     Total interest expense increased $3,115,680, or 85.74%, to $6,749,535 for 2005, up from $3,633,855 for 2004. This year-over-year change resulted primarily from an increase in the interest rates we paid on interest-bearing deposits and short-term borrowings during 2005 relative to 2004. Growth in average balances also contributed to the increase.
     Interest on deposits, the primary component of our total interest expense, increased $2,485,058, or 77.64%, to $5,685,712 for 2005 compared to interest expense on deposits of $3,200,654 for 2004. The increase in interest expense on deposits for 2005 was attributable to both the increase of approximately $26 million in the balance of our interest-bearing deposits in 2005 relative to 2004 and to the repricing of our existing interest-bearing deposits to higher rates during 2005. We anticipate that the current environment of rising market interest rates and competition within our market will continue to put upward pressure on the rates we pay on interest-bearing deposits during the first half of 2006.

     Interest expense on other borrowings was $1,063,823 and $433,201 for 2005 and 2004, respectively. This represents an increase of $630,622, or 145.57% year-over-year. This increase in interest expense related to other borrowings for 2005 was primarily due to an increase in the average balance due in other borrowed funds, which resulted primarily from a $13,340,582 increase in average Federal Home Loan Bank borrowings, as well as the higher cost of borrowed funds due to the increases in the federal funds overnight rate. Rising interest rates in 2005 caused the cost of borrowed funds to increase for our note payable and for the Bank’s Federal Home Loan Bank advances and overnight federal funds purchases. The average balance in other borrowed funds increased by over $13 million during 2005, which we used to promote our continued growth.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.29% in 2005 versus 4.25% during 2004, an increase of 4 basis points. The increase in our net interest margin reflects a slight increase in the average spread in 2005 between the rates we earned on our interest-earning assets, which had an increase in overall yield of 77 basis points to 6.61% at December 31, 2005, as compared to 5.84% at December 31, 2004. The rates we paid on interest-bearing liabilities, which had an increase in the overall rate of 88 basis points to 2.69% at December 31, 2005, versus 1.81% at December 31, 2004. The increase in our net interest margin during 2005, a year in which the Federal Funds rate increased by a total of 200 basis points, did reflect this trend. Also, the Bank’s increased reliance on borrowed funds and brokered deposits has caused the net interest margin to remain somewhat depressed due to the higher cost of these funds during the short-term period until core deposit rates and loan rates increase. While recent increases in the Federal Funds Rate will exert pressure on the Bank to increase the rates paid on interest bearing liabilities, we anticipate in this current period of rising interest rates that the interest rates the Bank earns on loans, the principal component of the Bank’s interest-earning assets, will generally increase faster, and will more closely follow the magnitude of changes in market rates of interest, than the rates the Bank pays on interest bearing liabilities, which consist primarily of interest bearing deposits. Consequently, we believe that our net interest margin generally will continue to improve over the twelve months ending December 31, 2006 as market interest rates increase, however, competitive pricing pressure on our loans and deposits may limit this improvement or cause compression of our net interest margin. The continued increase in non-interest-bearing funding sources (capital and demand deposits) relative to interest-bearing liabilities also had a positive effect on net interest margin in 2005.
Other Expenses
     Non-interest expenses increased by approximately $1,912,507, or 23.26%, from $8,220,925 in 2004 to $10,133,432 in 2005. The largest component of our non-interest expense, and the greatest contributing factor to the increase in non-interest expense during 2005, was the cost of salaries and employee benefits, which increased by approximately $915,000 during 2005. The increase in salaries and employee benefits included normal increases in salaries, group insurance, payroll taxes, profit sharing and employee incentives along with increases directly related to an increased number of employees. The number of full-time equivalent employees increased from 112 at December 31, 2004, to 131 at December 31, 2005. Combined equipment and occupancy expenses increased from $1,413,873 during 2004 to $1,611,099 in 2005 as we completed construction and began operations at our new Wears Valley Road branch, which we placed in service during November 2005.

Income Taxes
     For 2005, our income tax expense increased $220,036, or 17.8%, to $1,453,581 from $1,233,545 in 2004. Our 2005 income tax expense represents an effective tax rate on pre-tax earnings of 31.8%, compared to an effective tax rate of 36.6% for 2004.
Discussion of Financial Condition
General Discussion of Our Financial Condition
     Total average assets increased in 2005 by approximately $67,234,000, or 26.7%, to approximately $319,450,000 relative to total average assets of approximately $252,216,000 in 2004. The most significant increase in average assets came in the growth of our loan portfolio, as described in more detail below under “Loans.” Total average interest-earning assets increased by approximately $62,938,000, or 27.6%, to approximately $290,859,000 in 2005, compared to total average interest-earning assets of approximately $227,921,000 in 2004. Other average assets increased by approximately $1,984,000 from approximately $19,759,000 in 2004 to approximately $21,743,000 in 2005.
     Total average liabilities increased in 2005 by approximately $62,447,000, or 26.3%, to approximately $299,866,000 relative to total average liabilities of approximately $237,419,000 in 2004. The most significant increase in average liabilities came in growth of deposits, as described in more detail below under “Deposits.” Total average deposits increased by approximately $49,095,000, or 22.2%, from approximately $220,846,000 in 2004 to approximately $269,941,000 in 2005. Average non-interest-bearing demand deposits increased from 2004 to 2005 by approximately $11,589,000, or 32.4%, while average interest-bearing demand and savings deposits increased by approximately $19,754,000, or 23.1%, and average time deposits increased by approximately $17,752,000, or 17.8%.
     Shareholders’ equity increased from $16,538,913 at December 31, 2004 to $29,633,008 at December 31, 2005, an increase of $13,094,095, or 79.2%. This significant increase in shareholder’s equity was primarily the result of the issuance and sale of 416,500 shares of common stock during the third quarter at a $24.00 per share price, resulting in a total increase to shareholder’s equity of approximately $9,886,000 after deducting our expenses. The increase in shareholder’s equity should keep both the Company and the Bank well-capitalized under regulatory standards and allow for future growth for approximately three to five years. The increase in shareholder’s equity also reflects net earnings of approximately $3,124,000 for 2005. Accumulated other comprehensive income (loss), which represents the net unrealized gains or (losses) on securities available-for-sale, increased during 2005 by $652,354 from $(190,257) at December 31, 2004 to $(842,611) at December 31, 2005.
Loans
     At December 31, 2005, our loans totaled approximately $248,864,000, an increase of approximately $39,686,000, or 18.8%, from approximately $209,178,000 at December 31, 2004. At December 31, 2004 and 2005, loans comprised 80.5% and 80.1% of our total earning assets, respectively. This increase in our loan portfolio was primarily attributable to strong growth in real estate loans, including commercial and residential real estate loans. Total earning assets as a percent of total assets, were 88.2% at December 31, 2005, compared to 89.9% at December 31, 2004. This decrease in total earning assets relative to total assets in 2005 was attributable to the receipt of approximately $8,000,000 in pass through wire transfers on December 30, 2005. These funds increased total assets and subsequently, decreased the total earning assets relative to total assets ratio, which would otherwise have been unchanged from the December 31, 2004 ratio.
     Loan Portfolio. Our loan portfolio consisted of the following loan categories and amounts as of the dates indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Commercial, financial, agricultural	$15,375	$9,870	$10,489	$7,542	$8,403
Real estate — construction, development, vacation	80,719	55,618	44,086	39,183	24,060
Real estate — mortgage	144,898	134,272	119,821	93,654	64,987
Consumer and other	7,872	9,418	5,449	5,989	4,980

Less allowance for loan losses	2,634	2,281	2,142	1,595	847
Loans, net	$246,230	$206,897	$177,703	$144,773	$101,583
     Commercial and consumer loans tend to be more risky than loans that are secured by real estate.
     Maturities and Sensitivities of Loan Portfolio to Changes in Interest Rates. Total loans as of December 31, 2005 are classified in the following table according to maturity or scheduled repricing:

	Maturity/Repricing
	One year	Over one year	Over three years	Over five
	or less	through three years	through five years	years
	(Dollars in Thousands)
Commercial, financial, agricultural	$11,258	$2,378	$1,739	$—
Real estate — construction, development, vacation	62,124	12,687	5,524	384
Real estate — mortgage; Consumer and other	97,016	40,399	7,438	7,917

Total	$170,398	$55,464	$14,701	$8,301
     Of our loans maturing more than one year after December 31, 2005, approximately $28,797,000 had fixed rates of interest and approximately $49,669,000 had variable rates of interest. At December 31, 2005, we did not have any concentrations of credit that exceeded ten percent of our total loans.

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
     Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry. The Bank has increased its primary concentrations of credit by industry for purposes of tracking our loan risks, to more than 50 categories, and of those, 16 are directly related to the tourism industry. At December 31, 2005, approximately $88 million in loans, representing approximately 35% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the five categories included in the industry concentration amounts noted above.
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
     Asset quality was somewhat static for the year ended December 31, 2005. Non-accrual loans as a percentage of total loans decreased from 0.08% at December 31, 2004 to 0.04% at December 31, 2005 while the ratio of nonperforming assets to total loans increased from 0.09% at December 31, 2004 to 0.39% at December 31, 2005. Our allowance for loan losses at December 31, 2005, was approximately $2,634,000, a net increase of approximately $353,000 for the year. As a result of our static asset quality during 2005, the allowance for loan losses as a percentage of total loans, non-accrual loans and non-performing assets at December 31, 2005 was 1.06%, 2,862% and 2,862%, respectively, compared to 1.09%, 1,418% and 292%, respectively, at December 31, 2004. Net charge-offs during 2005 decreased from approximately $329,000 in 2004 to approximately $93,000 in 2005, representing a net charge-off ratio of 0.04% in 2005 compared to 0.17% in 2004. Our management continues to evaluate and adjust our allowance for loan losses to be comparable to our peer banks, and management presently believes the allowance for loan losses is adequate to provide for potential losses in the loan portfolio.
     The following table sets forth, as of the dates indicated, the aggregate value of non-performing loans for the following categories:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$92	$161	$289	$159	$—

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	342	21	1,460	46	35

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	95	15	182	2,424	968
     The following table sets forth the reduction in interest income we experienced in 2005 as a result of non-performance of certain loans during the year:

Interest income that would have been recorded on nonaccrual loans under original terms	$3,269
Interest income that was recorded on nonaccrual loans	$1,015
     The purpose of placing a loan on non-accrual is to prevent the Bank from overstating its income. The decision to place a loan on non-accrual will be made by the Executive Committee based on a monthly review. The Executive Committee will also review any loans recommended by management to be placed on non-accrual that are: (1) being maintained on a cash basis because of deterioration in the financial position of the borrower; or (2) for which payment in full of interest or principal is not expected.
     The Bank may not accrue interest on any loan when principal or interest are in default for 90 days or more unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1-4 family dwelling shall ordinarily not be subject to those guidelines.
     The Board of Directors may restore a non-accruing loan to an accruing status when principal and interest is no longer due and unpaid, or it otherwise becomes both well secured and in the process of collection. All loans on non-accrual are to be reported on the Bank’s watch loan list.
     The following table summarizes our loan loss experience and related adjustments to the allowance for loan losses as of the dates and for the periods indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Average balance of loans outstanding	$227,874	$188,481	$162,133	$122,177	$88,638

Balnce of allowance for loan losses at beginning of year	2,281	2,142	1,595	847	571
Charge-offs:
Real estate — mortgage	64	322	10	26	35
Consumer	45	46	188	19	10
Commercial	—	—	—	—	146

Recoveries:
Real estate — mortgage	10	38	4	—	—
Consumer	6	1	6	13	1
Commercial	—	—	—	—	—

Net charge-offs	93	329	188	32	190
Additions to allowance charged to operations	446	468	735	780	466
Balance of allowance for loan losses at end of year	2,634	2,281	2,142	1,595	847
Ratio of net loan charge-offs during the year to average loans outstanding during the year	0.04%	0.17%	0.12%	0.03%	0.96%
     The following table presents our allocation of the allowance for loan losses to the categories of loans in our loan portfolio as of the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
		Category To		Category To		Category To		Category To		Category To
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Commercial	$77	6.18%	$49	4.72%	$52	5.83%	$38	5.15%	$42	8.20%
Real Estate	2,400	90.66%	2,043	90.78%	1,981	91.14%	1,438	90.76%	705	86.94%
Consumer	157	3.16%	188	4.50%	109	3.03%	120	4.09%	100	4.86%

Total	$2,634	100.00%	$2,281	100.00%	$2,142	100.00%	$1,595	100.00%	$847	100.00%

Securities
     At December 31, 2005, our investment securities portfolio totaled $58,427,583, up from $50,705,432 at December 31, 2004, an increase of $7,722,151, or 15.23%. Our investment securities portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 18.80% of total earning assets and 16.57% of total assets at year-end 2005. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during 2005 was 4.30% versus 4.43% for 2004, a decrease of 13 basis points. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $(652,354), net of income taxes, during 2005.
     The growth in our investment securities portfolio during 2005 was attributable to deposit inflows that exceeded loan demand during the period, which resulted in available funds that we invested in U.S. government securities. Significant portions of these funds were public funds that are required to be collateralized with these investments. The average yields on these investments generally exceeded the cost of the interest-bearing deposits and borrowings that funded them during 2005. Included in our investment securities portfolio as of December 31, 2005, was approximately $11,052,000 in tax-exempt municipal securities recorded at amortized cost.
     The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and government agencies and corporations	$6,502	$9,091	$6,546
Mortgage-backed securities	40,851	38,308	15,710
Obligations of states and political subdivisions	9,663	2,307	—

Total	57,016	49,706	22,256

Securities held to maturity:
Obligations of states and political subdivisions	1,411	999	—

     The carrying amounts of securities in each category as of December 31, 2005, are shown in the following table according to maturity classifications:

	Maturity
	One year or		After one year		After five years		After ten
	less	Yield	through five years	Yield	through ten years	Yield	years	Yield
	(Dollars in Thousands)
U.S. Treasury and government agencies and corporations	$0	0.00%	$740	4.82%	$2,359	4.12%	$3,403	4.76%
Mortgage-backed securities	0	0.00%	0	0.00%	2,856	4.82%	37,995	4.55%
Obligations of state and political subdivisions	0	0.00%	242	3.14%	1,022	3.58%	9,810	4.10%

Total	$0		$982		$6,237		$51,208
We did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2005 except for securities of U.S. Government or U.S. Government agencies
Deposits
     Asset growth during 2005 was funded primarily by an increase in deposits during the period from approximately $245,072,000 at December 31, 2004 to approximately $283,124,000 at December 31, 2005, an increase of $38,052,000, or 15.5%. Non-interest-bearing deposits increased $12,203,000, or 29.5%, from approximately $41,342,000 at December 31, 2004, to approximately $53,545,000 at December 31, 2005, while total interest-bearing deposits increased $25,849,000, or 12.7% from approximately $203,730,000 to approximately $229,579,000 at December 31, 2004 and 2005, respectively. NOW account deposits increased $16,266,000, or 40.2%, from approximately $40,492,000 at December 31, 2004 to approximately $56,758,000 at December 31, 2005. Time deposits increased from approximately $98,634,000 at December 31, 2004, to approximately $121,848,000 at December 31, 2005, an increase of $23,214,000, or 23.5%. Brokered deposits are certificates of deposit acquired from approved brokers (“internet deposits”) on basically the same terms as deposits acquired in the local market. Brokered deposits, which are included in time deposits, increased approximately $13,280,000, or 135.2%, from approximately $9,820,000 to $23,100,000 at December 31, 2004 and 2005, respectively. The Bank will continue to rely upon these brokered deposits going forward due to the increasing loan demand. Money market accounts decreased from approximately $58,141,000 at December 31, 2004, to approximately $43,356,000 at December 31, 2005, a decrease of $14,784,000, or 25.4%. A significant portion of the decrease in money market accounts was due to these funds being transferred to higher interest earning certificates of deposit.

     The average balances of deposit accounts by category and the average rates paid thereon are presented below for the periods indicated:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$46,187	0%	$35,816	0%	$27,946	0%
Interest-bearing demand deposits	98,356	2.18%	79,254	1.33%	62,964	1.14%
Savings deposits	6,764	0.59%	6,112	0.59%	4,414	0.86%
Time deposits	117,416	2.98%	99,664	2.12%	87,602	2.61%

Total	$268,723		$220,846		$182,926

     The balances in time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005, are shown below by time remaining until maturity:

(Dollars in
Thousands)
Three months or less	$16,647
Over three months through six months	12,597
Over six months through 12 months	23,662
Over 12 months	23,512

Total	$76,418
     Average balances of interest-bearing demand and savings deposits grew approximately $19,754,000, or 23.1%, to $105,120,000 during 2005 compared to $85,366,000 in 2004, and average time deposits grew by $17,752,000, or 17.8%, to $117,416,000 during 2005 compared to $99,664,000 in 2004. The average rate paid on these interest-bearing deposits in 2005 was 2.08% and 2.98%, respectively up from 1.28% and 2.12%, respectively in 2004.
     We also continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for 2005 was 2.55%, up from 1.73% in the prior year.

     The table below sets forth the total balances of deposits by type as of December 31, 2005 and 2004, and the percent change in balances over the intervening period:

	December 31,		%
	2005	2004	CHANGE
	(in thousands)
Non-Interest bearing accounts	$53,545	$41,342	29.5%
NOW Accounts	56,758	40,492	40.2%
Money Market Accounts	43,356	58,140	(17.8%)
Savings Accounts	7,616	6,464	17.8%
Certificates of Deposits	115,190	91,944	25.3%
Individual Retirement Accounts	6,659	6,690	(0.5%)

Total Deposits	$283,124	$245,072	24.5%
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
     The Bank’s asset/liability mix is monitored on a regular basis and a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to our Board of Directors and management’s asset/liability committee on a quarterly basis. The key objective of our asset/liability management policy is to monitor and adjust the mix of interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings by matching rates and maturities of our interest-earning assets to those of our interest-bearing liabilities. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less.
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
     The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2005. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in the period in which they are scheduled to mature while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity dates.

Analysis of Interest Sensitivity
As of December 31, 2005
(Dollars in Thousands)

	0 – 3	3 - 12	1 - 3	Over 3
	Months	Months	Years	Years	Total
Federal funds sold	$2,032	$0	$0	$0	$2,032
Securities	1,567	4,669	3,973	49,847	60,056
Loans (1)	154,952	34,229	48,578	11,105	248,864

Total interest-earning assets	$158,551	$38,898	$52,551	$60,952	$310,952

Interest-bearing liabilities:
Interest-bearing demand deposits	100,114	0	0	0	100,114
Savings	7,616	0	0	0	7,616
Time deposits	26,628	60,534	32,701	1,986	121,849
Other borrowings	14,404	5,524	12,561	400	32,889

Total interest-bearing liabilities	$148,762	$66,058	$45,262	$2,386	$262,468

Interest rate sensitivity gap	$9,789	$(27,160)	$7,289	$58,566	$48,484

Cumulative interest rate sensitivity gap	$9,789	$(17,371)	$(10,082)	$48,484

Interest rate sensitivity gap ratio	6.17%	(69.82%)	13.87%	96.09%

Cumulative interest rate sensitivity gap ratio	6.17%	(8.80%)	(4.03%)	15.59%

(1)	Includes nonaccrual loans.
     In 2005 the Federal Reserve raised the targeted federal funds rate and the discount rate eight times, for a total of 2.00%. In January 2006, the Federal Reserve raised these rates by a total of 0.25% and indicated that further increases were likely in the future.
     At December 31, 2005, the Bank’s cumulative one-year interest rate sensitivity gap ratio was (8.80)%, which would tend to indicate that our interest-earning assets will reprice during this period at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to repricing during a given period will in fact experience significant repricing even as market rates change. For example, we have a base of core deposits consisting of interest-bearing checking accounts and passbook savings accounts whose average balances and interest rates paid generally fluctuate very little with changes in the levels of market interest rates. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. More than $64 million of the deposits reflected in the table above as repricing within the first three months of 2005 fall into this category of interest-bearing liabilities that have low interest rate variability relative to changes in market rates of interest. Because the effects of these categories of interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will increase in the near term rising interest rate environment because the interest rates we are required to pay on these more static interest-bearing deposit accounts will not keep pace with the increased interest rates we earn on loans as the loans reprice with changes in market rates of interest.
Return on Assets and Equity
     The following table summarizes our return on average assets and return on average equity as well as our dividend payout ratio for the years ended December 31, 2005, 2004 and 2003:

	For the Years Ending
	December 31,
	2005	2004	2003
Return on Average Assets	0.98%	0.85%	0.80%
Return on Average Equity	16.87%	14.53%	12.56%
Average Equity as a Percentage of Average Assets	5.79%	7.07%	6.40%
Dividend Payout Ratio	0.00%	0.00%	0.00%
Capital Adequacy and Liquidity
     Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a market that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $10 million as of December 31, 2005, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $35 million from the FHLB of Cincinnati that the Bank uses to meet short-term liquidity demands.
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
     The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. The Company’s capital ratios and required minimums at December 31, 2005, are shown below:

	Minimum
	Regulatory
	Requirement	Actual
Tier 1 capital to risk adjusted assets	4.00%	13.15%
Total capital to risk adjusted assets	8.00%	14.11%
Tier 1 leverage ratio (to average quarterly assets)	4.00%	10.44%
Total capital at the Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.
The table below sets forth the Company’s consolidated capital ratios as of the periods indicated:

	December 31, 2005	December 31, 2004
Tier 1 Risk-Based Capital	13.15%	9.94%
Regulatory Minimum	4.00	4.00
Well-capitalized	N/A	N/A
Total Risk-Based Capital	14.11%	10.96%
Regulatory Minimum	8.00	8.00
Well-capitalized	N/A	N/A
Tier 1 Leverage	10.44%	8.08%
Regulatory Minimum	4.00	4.00
Well-capitalized	N/A	N/A
The table below sets forth the Bank’s capital ratios as of the periods indicated:

	December 31, 2005	December 31, 2004
Tier 1 Risk-Based Capital	12.06%	9.65%
Regulatory Minimum	4.00	4.00
Well-capitalized	6.00	6.00
Total Risk-Based Capital	13.02%	10.67%
Regulatory Minimum	8.00	8.00
Well-capitalized	10.00	10.00
Tier 1 Leverage	9.57%	7.85%
Regulatory Minimum	4.00	4.00
Well-capitalized	5.00	5.00
     In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trust’s sale of trust preferred securities by issuing junior subordinated debentures to the trust. Under the Financial Accounting Standards Board’s revised Interpretation No. 46 (FIN 46R), the trust subsidiary must be deconsolidated with the Company for accounting purposes. As a result of this recent accounting pronouncement, the Federal Reserve Board recently adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s new rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will continue to treat its $5.5 million of trust preferred securities as Tier 1 capital.
     The Company’s sale of 416,500 shares of common stock resulted in an increase in capital of approximately $9,886,000. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that have an exercise price of $25.20 per warrant. The warrants can be exercised beginning after one year from the date of the sale of the common stock, and must be exercised no later than two years from the date of the sale. If all warrants were exercised, shareholder’s equity would increase by approximately $10,500,000. The increase in shareholder’s equity should keep both the Company and the Bank well-capitalized under regulatory standards and allow for future growth for approximately three to five years.
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

     The following is a summary of the Bank’s commitments outstanding at December 31, 2005 and 2004.

	(Dollars in thousands)
	2005	2004
Commitments to extend credit	$86,283	$48,140
Standby letters of credit	4,084	3,444

Totals	$90,367	$51,584
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $30,509,000 to $57,512,000 at December 31, 2005, compared to commitments of approximately $27,003,000 at December 31, 2004. This increase in commitments from 2004 to 2005 was due to the continued increase in the development of property in Sevier County, and our success in attracting new customers.
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
ITEM 7. FINANCIAL STATEMENTS
     The consolidated financial statements of the Company, including notes thereto, and the reports of the Company’s independent registered public accounting firms are included in this Annual Report on Form 10-KSB beginning at page F-1 and are incorporated herein by reference.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company has evaluated the provisions of SFAS No. 123(R) to determine its impact on the Company’s consolidated financial statements in future periods. Beginning in 2006, the Bank will begin expensing stock options granted that have not vested as of January 1, 2006. Management does not anticipate the amount recorded as an expense will have a material impact on the financial statements of the Company. The projected stock option expense for 2006 is $67,706.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On August 29, 2005, the Company engaged Crowe Chizek and Company, LLC (“Crowe Chizek”) to serve as the Company’s independent registered public accounting firm after dismissing the Company’s previous independent registered public accounting firm, Hazlett, Lewis & Bieter, PLLC (“Hazlett, Lewis & Bieter”), on August 26, 2005. The decision to dismiss Hazlett, Lewis & Bieter was recommended by the Company’s audit committee and approved by the Company’s board of directors.
     Hazlett, Lewis & Bieter’s reports on the Company’s financial statements as of and for the years ended December 31, 2004 and December 31, 2003 did not contain any adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2004 and 2003, there were no disagreements between the Company and Hazlett, Lewis & Bieter on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Hazlett, Lewis & Bieter, would have caused Hazlett, Lewis & Bieter to make reference to the matter in connection with its report. Hazlett, Lewis & Bieter confirmed there were no disagreements and no reportable matters with the Securities and Exchange Commission in their letter included with the Company’s Current Report on Form 8-K filed on September 1, 2005.
     As stated in the Company’s Current Report on Form 8-K filed on September 1, 2005, during the fiscal years ended December 31, 2003 and 2004 and through the date of the Form 8-K, neither the Company nor anyone acting on its behalf consulted Crowe Chizek regarding (1) either the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on the Company’s financial statements or (2) any matter that was either the subject of a disagreement with Hazlett, Lewis & Bieter on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Hazlett, Lewis & Bieter, would have caused Hazlett, Lewis & Bieter to make reference to the matter in their report, or a matter identified in response to Item 304(a)(1)(iv)(B) of Regulation S-B of the Securities and Exchange Commission.
     The Company has been advised that no member of Crowe Chizek or any of its associates have any financial interest in the Company. A representative of Hazlett, Lewis & Bieter is not expected to be at the Annual Meeting, but a representative of Crowe Chizek is expected to be present at the Annual Meeting and available to respond to appropriate questions, and will have the opportunity to make a statement if he so desires.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Commission, under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     During the fourth quarter of 2005 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     The information appearing under the heading “Proposal # 2 Election of Directors — Executive Officers and — Code of Ethics” and the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2006 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 16, 2006, is incorporated herein by reference.
ITEM 10. EXECUTIVE COMPENSATION
     The information appearing under the heading “Proposal # 2 Election of Directors — Compensation of Named Executive Officers and Directors” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2006 Proxy Statement and “Proposal #4 Amendment of Stock Option Plan” is incorporated herein by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing under the caption “Certain Relationships and Transactions” in the 2006 Proxy Statement is incorporated herein by reference.
ITEM 13. EXHIBITS
     (a) The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization dated March 28, 2003, by and between the Registrant and Mountain National Bank (included as Exhibit 2.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

2.2	Amendment to Plan of Reorganization dated July 1, 2003 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.1	Charter of Incorporation of the Registrant (included as Exhibit 3.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.2	Bylaws of the Registrant (included as Exhibit 3.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

10.1	Stock Option Plan of the Registrant (included as Exhibit 10.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.2	Employment Agreement of Dwight B. Grizzell (included as Exhibit 10.2 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

Exhibit No.	Description of Exhibit
10.3	Stock Option Agreement of Dwight B. Grizzell (assumed by Registrant) (included as Exhibit 10.3 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.4	Summary Description of Director and Named Executive Officer Compensation Arrangements*

10.5	Form of Warrant Agreement (included as Exhibit 10.5 to the Registrant’s Form SB-2/A filed with the Commission on August 23, 2005)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Denotes management contract or compensatory plan or arrangement.
     The Company is a party to certain agreements entered into in connection with the offering by MNB Capital Trust I of an aggregate of $5,500,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-KSB. In accordance with Item 601(b)(4)(ii) of Regulation S-B, and because the total amount of the trust preferred securities is not in excess of 10% of the Company’s total assets, the Company has not filed the various documents and agreements associated with the trust preferred securities herewith. The Company has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under the caption “Proposal # 5 Ratification of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.
(Registrant)

By:	/s/ Dwight B. Grizzell

Dwight B. Grizzell
President and Chief Executive Officer
Date: March 31, 2006
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dwight B. Grizzell Dwight B. Grizzell, President, Chief Executive Officer and Director	Date: March 31, 2006
/s/ Rick Hubbs Rick Hubbs, Senior Vice President and Chief Financial Officer	Date: March 31, 2006
/s/ James F. Bookstaff James E. Bookstaff, Director	Date: March 31, 2006
/s/ Gary A. Helton Gary A. Helton, Director	Date: March 31, 2006
/s/ Charlie R. Johnson Charlie R. Johnson, Director	Date: March 31, 2006
/s/ Sam L. Large Sam L. Large, Director	Date: March 31, 2006
/s/ Jeffrey J. Monson Jeffrey J. Monson, Director	Date: March 31, 2006

/s/ Linda N. Ogle Linda N. Ogle, Director	Date: March 31, 2006
/s/ Michael C. Ownby Michael C. Ownby, Director	Date: March 31, 2006
/s/ John R. Parker John R. Parker, Director	Date: March 31, 2006
/s/ Ruth Reams Ruth Reams, Director	Date: March 31, 2006
/s/ Barbara S. Stevens Barbara S. Stevens, Director	Date: March 31, 2006

MOUNTAIN NATIONAL BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mountain National Bancshares, Inc.
We have audited the accompanying consolidated balance sheet of Mountain National Bancshares, Inc. (the Company) as of December 31, 2005, and the related statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2004, were audited by other auditors whose report dated March 3, 2005, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mountain National Bancshares, Inc.
     We have audited the accompanying consolidated balance sheet of Mountain National Bancshares, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain National Bancshares, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
/s/ Hazlett, Lewis & Bieter, PLLC
Chattanooga, Tennessee
March 3, 2005

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and due from banks	$17,866,025	$8,770,202
Federal funds sold	2,032,000	—

Cash and cash equivalents	19,898,025	8,770,202
Securities available for sale	57,016,193	49,706,549
Securities held to maturity, fair value $1,391,330 in 2005 and $991,980 in 2004	1,411,390	998,883
Restricted investments, at cost	1,628,868	1,267,305
Loans, net of allowance for loan losses of $2,634,175 in 2005 and $2,280,554 in 2004	246,229,914	206,896,783
Premises and equipment	15,650,863	14,880,998
Accrued interest receivable	1,524,665	1,041,319
Cash surrender value of life insurance	7,814,279	3,930,613
Other assets	1,474,704	1,737,851

Total assets	$352,648,901	$289,230,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$53,544,988	$41,341,894
NOW accounts	56,758,028	40,492,048
Money market accounts	43,356,326	58,140,593
Savings accounts	7,615,982	6,463,756
Time deposits	121,848,466	98,633,728

Total deposits	283,123,790	245,072,019

Federal funds purchased	1,500,000	8,625,000
Securities sold under agreements to repurchase	3,379,006	2,849,567
Accrued interest payable	434,341	225,595
Subordinated debentures	5,671,000	5,671,000
Federal Home Loan Bank advances	22,509,744	9,550,000
Other liabilities	6,398,012	698,409

Total liabilities	323,015,893	272,691,590

Shareholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; issued and outstanding 1,801,748 shares at December 31, 2005 and 1,268,614 shares at December 31, 2004	1,801,748	1,268,614
Additional paid-in capital	23,689,964	12,059,704
Retained earnings	4,983,907	3,400,852
Accumulated other comprehensive income (loss)	(842,611)	(190,257)

Total shareholders’ equity	29,633,008	16,538,913

Total liabilities and shareholders’ equity	$352,648,901	$289,230,503

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005 and 2004

	2005	2004
INTEREST INCOME
Loans	$16,545,038	$11,618,058
Taxable securities	2,108,720	1,625,107
Tax-exempt seceurities	395,695	47,885
Federal funds sold and deposits in other banks	174,636	27,243

Total Interest Income	19,224,089	13,318,293

INTEREST EXPENSE
Deposits	5,685,712	3,200,654
Federal funds purchased	38,563	33,514
Repurchase agreements	64,165	61,551
Federal Home Loan Bank advances	610,943	81,638
Subordinated debentures	350,152	256,498

Total Interest Expense	6,749,535	3,633,855

Net interest income	12,474,554	9,684,438

Provision for loan losses	446,000	468,000

Net interest income after provision for loan losses	12,028,554	9,216,438

NONINTEREST INCOME
Service charges on deposit accounts	1,141,994	1,041,235
Other fees and commissions	890,742	571,844
Gain on sale of mortgage loans	400,657	364,482
Gain on sale of securities available for sale, net	55,378	204,177
Other noninterest income	187,313	186,568

Total noninterest income	2,676,084	2,368,306

NONINTEREST EXPENSE
Salaries and employee benefits	5,372,600	4,457,428
Occupancy expenses	851,855	672,928
Other operating expenses	3,903,100	3,087,371

Total noninterest expense	10,127,555	8,217,727

Income before income taxes	4,577,083	3,367,017

Income taxes	1,453,581	1,233,545

Net income	$3,123,502	$2,133,472

EARNINGS PER SHARE
Basic	$2.10	$1.60
Diluted	1.90	1.48

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005 and 2004

						Accumulated
		Total		Additional		Other
	Comprehensive	Shareholders’	Common	Paid-in	Retained	Comprehensive
	Income	Equity	Stock	Capital	Earnings	Income/(Loss)
BALANCE, January 1, 2004		$14,498,690	$1,260,702	$11,992,294	$1,267,380	$(21,686)

Exercise of stock options, 7,912 shares		75,322	7,912	67,410
Comprehensive income:
Net income	$2,133,472	2,133,472	—	—	2,133,472	—

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale, net of related tax effect	(168,571)	(168,571)	—	—	—	(168,571)

Total comprehensive income	$1,964,901

BALANCE, December 31, 2004		16,538,913	1,268,614	12,059,704	3,400,852	(190,257)

BALANCE, January 1, 2005		16,538,913	1,268,614	12,059,704	3,400,852	(190,257)

Exercise of stock options, 53,152 shares		727,829	53,152	674,677

Declaration of 5% stock dividend		(16,245)	63,482	1,460,720	(1,540,447)	—

Issuance of Common Stock		9,911,363	416,500	9,494,863

Comprehensive income:
Net income	$3,123,502	3,123,502	—	—	3,123,502	—

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(652,354)	(652,354)	—	—	—	(652,354)

Total comprehensive income	$2,471,148

BALANCE, December 31, 2005		$29,633,008	$1,801,748	$23,689,964	$4,983,907	$(842,611)

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,123,502	$2,133,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	913,490	716,450
Net realized gains on securities available for sale	(55,378)	(207,375)
Net amortization on securities	236,436	167,911
Provision for loan losses	446,000	468,000
Gain on sale of other real estate	(9,201)	—
Deferred income taxes	(98,247)	41,245
Gross mortgage loans originated for sale	(40,599,140)	(29,088,210)
Gross proceeds from sale of mortgage loans	40,882,267	28,692,925
Gain on sale of mortgage loans	400,657	364,482
Increase in cash surrender value of life insurance	(122,672)	(136,680)
Change in operating assets and liabilities:
Accrued interest receivable	(483,346)	(119,036)
Accrued interest payable	208,746	2,924
Other assets and liabilities	5,474,005	(247,758)

Net cash provided by operating activities	10,317,119	2,788,350

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	18,712,335	39,298,215
Purchases	(26,908,968)	(66,902,380)
Activity in held-to-maturity securities:
Purchases	(358,930)	(977,670)
Purchases of other investments	(361,563)	(22,200)
Loan originations and principal collections, net	(40,462,915)	(29,630,493)
Purchase of premises and equipment	(1,683,355)	(3,576,499)
Purchase of life insurance	(3,760,994)	(677,000)
Proceeds from sale of other real estate	596,194	—

Net cash used in investing activities	(54,228,196)	(62,488,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,051,771	48,141,961
Net increase in Federal Home Loan Bank advances	12,959,744	9,550,000
Net (decrease)/increase in federal funds purchased	(7,125,000)	4,225,000
Net increase in securities sold under agreements to repurchase	529,439	508,987
Proceeds from sale of common stock	10,639,191	75,322
Redemption of fractional shares	(16,245)	—

Net cash provided by financing activities	(55,038,900)	62,501,270

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,127,823	2,801,593

CASH AND CASH EQUIVALENTS, beginning of year	8,770,202	5,968,609

CASH AND CASH EQUIVALENTS, end of year	$19,898,025	$8,770,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,540,789	$3,630,931
Cash paid during the period for taxes	$1,677,906	$1,234,853

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 1.  Summary of Significant Accounting Policies
The accounting and reporting policies of Mountain National Bancshares, Inc. and its subsidiaries (Company) conform with generally accepted accounting principles in the United States of America and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:
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
Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Due to the predominance of the tourism industry in Sevier County, a significant portion of our commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks and financial institutions in other market areas. Growth in the tourism

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 1.  Summary of Significant Accounting Policies (continued)
Use of estimates: (continued)
industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
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
Statements of cash flows:
The Company considers all cash and amounts due from depository institutions and Federal funds sold to be cash equivalents for purposes of the statements of cash flows. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased and repurchase agreements.
Securities:
Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the level- yield method over the period to maturity.
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
Restricted equity securities such as Federal Home Loan Bank stock are carried at cost.
Declines in the market value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers the length of time and the extent to which the market value has been less than cost, the

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 1.  Summary of Significant Accounting Policies (continued)
financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
Securities sold under agreements to repurchase:
The Bank enters into sales of securities under agreements to repurchase identical securities the next day.
Loans:
Loans are stated at unpaid principal balances, less the allowance for loan losses.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 1.  Summary of Significant Accounting Policies (continued)
estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.
Loans held for sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage servicing rights are sold with the related loan. Loans held for sale totaled $474,018 and $1,157,803 at December 31, 2005 and 2004, and are included with loans on the balance sheet.
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
Other real estate owned:
Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Other real estate owned also includes excess bank property from acquisition of land used for the construction of bank branches. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Other real estate owned totaled $250,000 and $863,639 at December 31, 2005 and 2004, respectively, and is included in other assets on the balance sheet.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 1.  Summary of Significant Accounting Policies (continued)
assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Advertising costs:
The Company expenses all advertising costs as incurred. Advertising expense was $229,600 and $229,613 for the years ended December 31, 2005 and 2004, respectively.
Company owned life insurance:
The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.
Long-term assets:
Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Loan commitments and related financial instruments:
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Retirement plans:
Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.
Earnings per common share:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 1.  Summary of Significant Accounting Policies (continued)
Comprehensive income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity.
Loss contingencies:
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the financial statements.
Restrictions on cash:
Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.
Equity:
Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings.
Dividend restriction:
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. (See Note 15 for more specific disclosure.)
Reclassifications:
Certain amounts reported in the 2004 financial statements have been reclassified to conform to the 2005 presentation.
Stock-based compensation:
At December 31, 2005, the Company has a stock-based compensation plan, which is described more fully in Note 14. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plan. No stock-based employee compensation is reflected in net income as all options granted under this plan had an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 1.  Summary of Significant Accounting Policies (continued)
per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005	2004
Net income, as reported	$3,123,502	$2,133,472

Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(53,484)	(46,667)

Pro forma net income	$3,070,018	$2,086,805

	2005	2004
Earnings per share:
Basic-as reported	$2.10	$1.60

Basic-pro forma	$2.06	$1.57

Diluted-as reported	$1.90	$1.48

Diluted-pro forma	$1.87	$1.44

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 2.  Securities
Securities have been classified in the balance sheet according to management’s intent as securities held to maturity or securities available for sale. The amortized cost and approximate market value of securities at December 31, 2005 and 2004, are as follows:

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government securities	$241,900	$—	$(64)	$241,836
U.S. Government agencies	6,410,586	—	(151,152)	6,259,434
Obligations of states and political subdivisions	9,640,394	260,848	(238,326)	9,662,916
Mortgage-backed securities	41,999,996	692	(1,148,681)	40,852,007

	$58,292,876	$261,540	$(1,538,223)	$57,016,193

Securities held to maturity:
Obligations of states and political subdivisions	$1,411,390	$—	$(20,060)	$1,391,330

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government securities	$256,718	$196	$—	$256,914
U.S. Government agencies	8,894,883	3,492	(63,839)	8,834,536
Obligations of states and political subdivisions	2,320,623	8,585	(21,800)	2,307,408
Mortgage-backed securities	38,541,190	18,012	(251,511)	38,307,691

	$50,013,414	$30,285	$(337,150)	$49,706,549

Securities held to maturity:
Obligations of states and political subdivisions	$998,883	$—	$(6,903)	$991,980

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 2.  Securities (continued)
Securities with unrealized losses at year-end 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss
U. S. Government securities	$241,836	$(64)	$—	$—	$241,836	$(64)
U. S. Government agencies	1,960,313	(36,348)	4,299,122	(114,804)	$6,259,435	$(151,152)
Obligations of states and political subdivisions	8,371,914	(229,733)	486,325	(21,393)	$8,858,239	$(251,126)
Mortgage-backed securities	11,903,847	(172,237)	22,021,668	(805,729)	$33,925,515	$(977,966)

Total temporarily impaired	$22,477,910	$(438,382)	$26,807,115	$(941,926)	$49,285,025	$(1,380,308)

Unrealized losses on obligations of states and political subdivisions and mortgage-backed securities have not been recognized into income because the issuer(s) bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.
At December 31, 2004, securities that have been in a continuous unrealized loss position for twelve months or more are not significant in relation to the total securities portfolio.
At December 31, 2005 and 2004, securities with a carrying value of approximately $41,036,000 and $31,651,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2005 and 2004, the carrying amount of securities pledged to secure repurchase agreements was approximately $4,050,000 and $4,980,000, respectively.
The amortized cost and estimated market value of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 2.  Securities (continued)

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	983,671	981,561	—	—
Due from five years to ten years	3,460,160	3,380,399	—	—
Due after ten years	11,849,049	11,802,226	1,411,390	1,391,330
Mortgage-backed securities	41,999,996	40,852,007	—	—

	$58,292,876	$57,016,193	$1,411,390	$1,391,330

Proceeds from the sale of securities available for sale were $15,403,878 for 2005 and $31,064,706 for 2004. Gross gains realized on those sales were $61,255 in 2005 and $207,375 in 2004. Gross losses on those sales were $5,877 in 2005 and $3,198 in 2004.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 3.  Loans and Allowance for Loan Losses
At December 31, 2005 and 2004, the Bank’s loans consist of the following (in thousands):

	2005	2004
Mortgage loans on real estate:
Residential 1-4 family	$45,399,332	$37,655,011
Residential multifamily	4,745,163	5,911,651
Commercial	76,865,481	76,386,545
Construction	80,718,991	55,617,797
Second mortgages	2,630,052	1,706,394
Equity lines of credit	15,258,439	12,610,934

	225,617,458	189,888,332

Commercial loans	15,375,236	9,870,376

Consumer installment loans:
Personal	6,402,307	8,080,260
Credit cards	1,469,088	1,338,369

	7,871,395	9,418,629

Total loans	248,864,089	209,177,337
Less: Allowance for loan losses	(2,634,175)	(2,280,554)

Loans, net	$246,229,914	$206,896,783

A summary of transactions in the allowance for loan losses for the years ended December 31, 2005 and 2004, is as follows:

	2005	2004
Balance, beginning of year	$2,280,554	$2,141,783

Provision for loan losses	446,000	468,000
Loans charged-off	(108,904)	(367,019)
Recoveries of loans previously charged-off	16,525	37,790

Balance, end of year	$2,634,175	$2,280,554

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 3.  Loans and Allowance for Loan Losses (continued)
The Bank’s only significant concentration of credit at December 31, 2005, occurred in real estate loans which totaled approximately $225,617,000. While real estate loans accounted for 91 percent of total loans, these loans were primarily residential mortgage loans, commercial loans secured by commercial properties and consumer loans. A portion of these loans were for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.
Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $9,278,000 and $8,434,000 at December 31, 2005 and 2004, respectively.
Individually impaired loans were as follows:

	2005	2004
Year-end loans with allocated allowance for loan losses	$80,483	$0

Allowance for loan losses on impaired loans	8,048	—
Average of individually impaired loans during the year	6,233,859	5,557,185
Nonperforming loans were as follows:

	2005	2004
Loans past due over 90 days still on accrual	$342,400	$21,424
Nonaccrual loans	92,031	161,157
Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.
Impaired loans without a valuation allowance were insignificant in relation to the Bank’s loan portfolio at December 31, 2005 and 2004.
Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ended December 31, 2005 and 2004.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 4.  Bank Premises and Equipment
A summary of bank premises and equipment at December 31, 2005 and 2004, is as follows:

	2005	2004
Land	$3,872,631	$3,872,631
Buildings and improvements	10,423,195	9,521,984
Furniture, fixtures and equipment	4,545,497	3,965,834

	18,841,323	17,360,449
Accumulated depreciation	(3,190,460)	(2,479,451)

	$15,650,863	$14,880,998

Depreciation expense for the years ended December 31, 2005 and 2004, amounted to $913,490 and $716,450, respectively.
Note 5.  Deposits
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005, was approximately $76,418,000.
At December 31, 2005, the scheduled maturities of time deposits for each of the five years subsequent to December 31, 2005 are as follows:

2006	$87,340,437
2007	22,856,904
2008	9,665,531
2009	1,194,019
2010	791,575

Total	$121,848,466

Deposits of employees, officers and directors totaled approximately $11,513,000 at December 31, 2005 and $9,859,000 at December 31, 2004.
Note 6.  Income Taxes
Income tax expense in the statements of income for the years ended December 31, 2005 and 2004, consists of the following:

	2005	2004
Current tax expense	$1,551,828	$1,192,300
Deferred tax expense (benefit)	(98,247)	41,245

Income tax expense	$1,453,581	$1,233,545

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 6.  Income Taxes (continued)
Income tax expense differs from amounts computed by applying the Federal income tax statutory rates of 34% in 2005 and 2004 to income before income taxes. A reconciliation of the differences for the twelve months ended December 31, 2005 and 2004 is as follows:

	2005	2004
Expected tax at statutory rates	$1,556,000	$1,145,000

Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	28,973	139,100
Increase in cash surrender value of life insurance	(41,700)	(52,400)
Tax exempt interest	(134,000)	—
Other	44,308	845

Income tax expense	$1,453,581	$1,233,545

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$733,367	$562,600
Deferred compensation	60,401	41,900
Unrealized loss on securities available for sale	434,072	120,175

Total deferred tax assets	1,227,840	724,675

Deferred tax liabilities:
Accelerated depreciation	(485,863)	(474,090)
Other	(212,648)	(133,400)

Total deferred tax liabilities	(698,511)	(607,490)

Net deferred tax asset	$529,329	$117,185

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 7. Federal Home Loan Bank Advances
The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide short-term and long-term funding to the Bank in an amount up to $35,000,000. The Bank’s portfolio of one to four single-family mortgages has been pledged as collateral for any advances based upon an agreement requiring a collateral-to-loan ratio of 135%. Maturities of the notes payable for each of the five years subsequent to December 31, 2005 are as follows: $5,558,017 in 2006, $9,104,157 in 2007, $7,447,570 in 2008, $0 in 2009 and $200,000 in 2010. These advances are subject to prepayment penalties that vary according to the type of advance.
FHLB advances consisted of the following at December 31 :

	2005	2004
Long-term advance requiring monthly interest payments at 3.10% fixed, principal due in December 2005	$—	$2,500,000

Long-term advance requiring monthly interest payments at 2.52% fixed, principal due in August 2005	—	1,600,000

Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in December 2012	200,000	—

Long-term advance requiring monthly interest payments at 4.32% fixed, principal due in June 2010	200,000	—

Long-term advance requiring monthly interest payments at 4.83% fixed, principal due in October 2008	3,000,000	—

Long-term advance requiring monthly principal and interest payments at 4.20% fixed, remaining principal due in July 2008	1,959,744	—

Long-term advance requiring monthly interest payments at 4.15% fixed, principal due in June 2008	2,500,000	—

Long-term advance requiring monthly interest payments at 4.12% fixed, principal due in June 2008	200,000	—

Long-term advance requiring monthly interest payments at 4.84% fixed, principal due in December 2007	2,500,000	—

Long-term advance requiring monthly interest payments at 4.06% fixed, principal due in June 2007	2,500,000	—

Long-term advance requiring monthly interest payments at 4.80% variable, principal due in March 2007	4,000,000	—

Long-term advance requiring monthly interest payments at 3.44% fixed, principal due in December 2006	2,500,000	2,500,000

Long-term advance requiring monthly interest payments at 3.12% fixed, principal due in August 2006	2,950,000	2,950,000

	$22,509,744	$9,550,000

Note 8. Subordinated Debentures
During November 2003, the Company issued floating rate subordinated debt securities totaling $5,671,000. Interest on these debt securities is payable quarterly at the three-month LIBOR rate plus 305 basis points and was 7.115% at December 31, 2005. The entire

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
principal balance is due December 31, 2033, and principal may be repaid without penalty at any time after December 31, 2008.
Note 9.  Securities Sold under Agreements to Repurchase
Securities sold under agreements to repurchase are variable rate financing arrangements with no fixed maturity. Upon cancellation of the agreement, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2005	2004
Weighted average borrowing rate at year-end	1.04%	1.43%
Weighted average borrowing rate during the year	1.50%	2.94%
Average daily balance during the year	4,287,190	4,068,087
Maximum month-end balance during the year	6,575,749	5,123,465

Balance at year-end	$3,379,006	$2,849,567
Note 10.  Employee Benefit Plans
The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $72,876 for 2005 and $68,360 for 2004.
The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to received certain reduced benefits based on vesting and other conditions.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 10.  Employee Benefit Plans (continued)
The estimated cost of this obligation is being accrued over the service period for each officer. The Company recognized expense of $48,444 and $48,444 during 2005 and 2004, respectively, related to these agreements. The total amount accrued at December 31, 2005 and 2004 was $157,746 and $109,302, respectively.
Note 11.  Leases
The Bank is leasing the land on which its Gatlinburg branch is located under a noncancelable lease agreement that expires in 2013. This lease agreement contains renewal options for twelve additional five-year terms.
In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and the property on which it has placed automated teller machines. These leases expire at various dates through 2010 and contain various renewal options. Total rental expense under all operating leases was $103,717 in 2005 and $105,289 in 2004.
The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

2006	$101,178
2007	101,379
2008	99,222
2009	100,708
2010	81,539
Thereafter	133,413

Total	$617,439

Note 12.  Financial Instruments with Off-Balance-Sheet Risk
In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2005, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $90,367,000.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 12.  Financial Instruments with Off-Balance-Sheet Risk (continued)
expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.
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
The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2005 or 2004.
Note 13.  Fair Value of Financial Instruments
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 13.  Fair Value of Financial Instruments (continued)
Securities:
The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.
Restricted investments:
Restricted investments consist of Federal Home Loan Bank, Federal Reserve Bank, and The Bankers Bank stock and the carrying amount approximates fair value based on the stock redemption provisions of each of the entities.
Loans:
The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates, adjusted for credit risk and servicing costs. The estimate of maturity is based on historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The allowance for loan losses is considered a reasonable discount for credit risk.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 13.  Fair Value of Financial Instruments (continued)
Federal Home Loan Bank advances:
The carrying amounts of the FHLB advances approximate their fair value.
Accrued interest receivable and payable:
The carrying amounts of accrued interest receivable and payable approximate their fair value.
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
The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004, are as follows (in thousands):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$19,898	$19,898	$8,770	$8,770
Securities	58,428	58,400	50,705	50,699
Restricted investments	1,629	1,629	1,267	1,267
Loans	246,230	245,281	206,897	206,443
Cash surrender value of life insurance	7,814	7,814	3,931	3,931
Accrued interest receivable	1,525	1,525	1,041	1,041

Liabilities:
Noninterest-bearing demand deposits	$53,545	$53,545	$41,342	$41,342
NOW accounts	56,758	56,758	40,492	40,492
Savings and money market accounts	50,972	50,972	64,604	64,604
Time deposits	121,848	121,425	98,634	98,271
Notes payable	5,671	5,671	5,671	5,671
Federal funds purchased and securities sold under agreements to repurchase	4,879	4,879	11,475	11,475
Federal Home Loan Bank advances	22,510	22,510	9,550	9,550
Accrued interest payable	434	434	226	226
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—
Note 14.  Stock Options and Warrants
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
equal incremental basis over periods of three to six years. The stock option agreements state that upon termination of employment, employees have 90 days to exercise any stock options vested as of the termination date.
A summary of activity in the Company’s stock option plan for the years ended December 31, 2005 and 2004, is as follows:

	Unexercised Options		Exercisable Options
	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding, December 31, 2003	212,615	$9.84	134,527	$9.79
Options granted	8,816	19.83	—	—
Options which became exercisable	—	—	28,573	11.23
Options exercised	(7,912)	9.52	(7,912)	9.52
Options rescinded	(525)	19.83	(105)	19.83

Outstanding, December 31, 2004	212,994	10.24	155,083	9.77
Options granted	31,019	24.01	—	—
Options which became exercisable	—	—	29,968	11.39
Options exercised	(53,152)	9.47	(53,152)	9.47
Options rescinded	(1,433)	13.61	(331)	13.61

Outstanding, December 31, 2005	189,428	12.66	131,568	10.08

The weighted-average fair value of options granted in 2005 was $6.39 per share. The weighted-average fair value of options granted in 2004 was $5.77 per share. The weighted average remaining contractual life of all options is 3.68 years. If not exercised, the options will expire from 2008 to 2015.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 14. Stock Options and Warrants (continued)

	Outstanding			Exerciseable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price
$9 - $10	121,705	2.94	$9.09	110,687	$9.10
$13 - $14	28,414	7.38	$13.61	16,231	$13.61
$19 - $20	9,054	8.46	$19.85	3,150	$19.83
$24 - $25	30,255	9.59	$24.00	1,500	$24.01

Outstanding at year end	189,428			131,568

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Dividend yield	0.00%	0.00%
Expected life	7.0 years	6.5 years
Expected volatility	10%	15%
Risk-free interest rate	4.28%	4.70%
In connection with the offering of common stock during the fourth quarter of 2005, there were 416,500 warrants issued, one warrant for each share of stock sold, that have an exercise price of $25.20 per warrant. The warrants can be exercised beginning after one year from the date of the sale of the common stock, and must be exercised no later than two years from the date of the sale.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 15. Regulatory Matters (continued)
The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital to risk-weighted assets:
Consolidated	$38,610	14.11%	$21,893	8.00%	N/A	N/A
Mountain National Bank	35,620	13.02%	21,884	8.00%	27,355	10.00%

Tier I capital to risk-weighted assets:
Consolidated	35,976	13.15%	10,947	4.00%	N/A	N/A
Mountain National Bank	32,986	12.06%	10,942	4.00%	16,413	6.00%

Tier I capital to average assets:
Consolidated	35,976	10.44%	13,785	4.00%	N/A	N/A
Mountain National Bank	32,986	9.57%	13,785	4.00%	17,232	5.00%

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total capital to risk-weighted assets:
Consolidated	$24,510	10.96%	$17,888	8.00%	N/A	N/A
Mountain National Bank	23,833	10.67%	17,865	8.00%	22,311	10.00%

Tier I capital to risk-weighted assets:
Consolidated	22,229	9.94%	8,944	4.00%	N/A	N/A
Mountain National Bank	21,552	9.65%	8,932	4.00%	13,399	6.00%

Tier I capital to average assets:
Consolidated	22,229	8.08%	10,998	4.00%	N/A	N/A
Mountain National Bank	21,552	7.85%	10,981	4.00%	13,726	5.00%

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 15. Regulatory Matters (continued)
Dividend restrictions:
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Under applicable federal laws, the Comptroller of the Currency restricts the amount of dividends that may be paid without prior approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2006, the Bank could, without prior approval, declare dividends of approximately $4,130,000.
Note 16. Other Comprehensive Income
Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2005 and 2004, is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Year ended December 31, 2005:
Unrealized holding gains and losses arising during the period	$(990,929)	$376,553	$(614,376)

Less reclassification adjustment for gains realized in net income	61,255	(23,277)	37,978

	$(1,052,184)	$399,830	$(652,354)

Year ended December 31, 2004:
Unrealized holding gains and losses arising during the period	$(64,514)	$24,515	$(39,999)

Less reclassification adjustment for gains realized in net income	207,375	(78,803)	128,572

	$(271,889)	$103,318	$(168,571)

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, determined using the treasury stock method.
Earnings per common share have been computed based on the following:

	2005	2004
Net income applicable to common stock	$3,123,502	$2,133,472

Average number of common shares outstanding	1,490,585	1,332,045
Dilutive effect of stock options	96,018	114,080
Dilutive effect of warrants	57,669	—

Average number of common shares outstanding used to calculate diluted earnings per common share	1,644,272	1,446,124

Note 18. Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company has evaluated the provisions of SFAS No. 123(R) to determine its impact on the Company’s consolidated financial statements in future periods. Beginning in 2006, the Bank will begin expensing stock options granted that have not vested as of January 1, 2006. Management does not anticipate the amount recorded as an expense will have a material impact on the financial statements of the Company. Existing options that will vest after adoption are expected to result in an expense for 2006 of $67,706.
Note 19. Stock Dividends
Effective December 31, 2003, the Board of Directors declared a stock dividend equal to 5 percent of the total outstanding common stock on that date. In lieu of fractional shares, certain stockholders received cash payments totaling $7,245. All per share data included in the accompanying financial statements reflects this stock dividend.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
During January 2005 the Board of Directors approved a 5% stock dividend for stockholders of record as of January 7, 2005. In lieu of fractional shares, certain stockholders received cash payments totaling $16,245. This stock dividend resulted in the issuance of 63,482 additional shares of common stock. All per share data included in the accompanying financial statements reflects this stock dividend.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 20. Condensed Parent Information

	2005	2004
BALANCE SHEETS

ASSETS
Cash	$2,459,298	$423,674
Investment in subsidiary	32,143,873	21,362,123
Other assets	497,221	451,873

Total assets	$35,100,392	$22,237,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$5,671,000	$5,671,000
Other liabilities	(203,616)	27,757

Total liabilities	5,467,384	5,698,757

Shareholders’ equity	29,633,008	16,538,913

Total liabilities and stockholders’ equity	$35,100,392	$22,237,670

STATEMENTS OF INCOME

INCOME	$—	$7,734

EXPENSES	514,948	350,829

Loss before equity in undistributed earnings of subsidiary	(514,948)	(343,095)

Equity in undistributed earnings of subsidiary	3,434,104	2,344,892

Income tax benefit	204,346	131,675

Net income	$3,123,502	$2,133,472

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 20. Condensed Parent Information (continued)

	2005	2004
STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,123,502	$2,133,472
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(3,434,104)	(1,899,251)
Other	(276,720)	(109,666)

Net cash provided by (used in) operating activities	(587,322)	124,555

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	(8,000,000)	—

Net cash used in investing activities	(8,000,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of fractional shares	(16,245)	—
Proceeds from issuance of common stock	10,639,191	75,322

Net cash provided by financing activities	10,622,946	75,322

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,035,624	199,877

CASH AND CASH EQUIVALENTS, beginning of year	423,674	223,797

CASH AND CASH EQUIVALENTS, end of year	$2,459,298	$423,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$350,152	$256,498
Income taxes	(131,675)	(27,757)