Form 10QSB
period 2006-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2006-05-15
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	75-3036312 (IRS Employer Identification no.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

There were 1,832,543 shares of Common Stock outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☑

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-QSB
For the quarter ended March 31, 2006

Item		Page
Number		Number
	Part I — Financial Information

1.	Financial Statements	3

2.	Management’s Discussion and Analysis or Plan of Operation	11

3.	Controls and Procedures	21

	Part II — Other Information

6.	Exhibits	23

	Signatures	24
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$6,656,942	$17,866,025
Federal funds sold	6,572,000	2,032,000

Total cash and cash equivalents	13,228,942	19,898,025

Securities available for sale	69,704,477	57,016,193
Securities held to maturity, fair value $1,446,690 in 2006 and $1,391,330 in 2005	1,429,090	1,411,390
Restricted investments, at cost	1,745,868	1,628,868
Investment in partnership	4,000,000	—
Loans, net of allowance for loan losses of $2,723,973 in 2006 and $2,634,175 in 2005	271,617,857	246,229,914
Premises and equipment	15,623,394	15,650,863
Accrued interest receivable	1,910,067	1,524,665
Cash surrender value of life insurance	8,055,649	7,814,279
Other assets	1,750,341	1,474,704

Total assets	$389,065,685	$352,648,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$54,937,349	$53,544,988
NOW accounts	73,807,322	56,758,028
Money market accounts	48,537,959	43,356,326
Savings accounts	8,428,784	7,615,982
Time deposits	139,337,672	121,848,466

Total deposits	325,049,086	283,123,790

Federal funds purchased	—	1,500,000
Securities sold under agreements to repurchase	3,583,792	3,379,006
Accrued interest payable	487,284	434,341
Subordinated debentures	5,671,000	5,671,000
Federal Home Loan Bank advances	22,477,029	22,509,744
Other liabilities	1,156,365	6,398,012

Total liabilities	358,424,556	323,015,893

Shareholders’ equity:
Common stock, $1.00 par value; 2,400,000 shares authorized; issued and outstanding 1,819,943 shares at March 31, 2006 and 1,801,748 shares at December 31, 2005	1,819,943	1,801,748
Additional paid-in capital	23,860,584	23,689,964
Retained earnings	5,919,360	4,983,907
Accumulated other comprehensive loss	(958,758)	(842,611)

Total shareholders’ equity	30,641,129	29,633,008

Total liabilities and shareholders’ equity	$389,065,685	$352,648,901

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
INTEREST INCOME
Loans	$5,295,118	$3,520,426
Taxable securities	638,628	527,827
Tax-exempt securities	98,870	61,111
Federal funds sold and deposits in other banks	52,637	4,705

Total interest income	6,085,253	4,114,069

INTEREST EXPENSE
Deposits	2,042,724	1,123,987
Federal funds purchased	24,215	15,995
Repurchase agreements	9,323	10,918
Federal Home Loan Bank advances	256,120	84,267
Subordinated debentures	104,311	77,198

Total interest expense	2,436,693	1,312,365

Net interest income	3,648,560	2,801,704

Provision for loan losses	90,000	99,000

Net interest income after provision for loan losses	3,558,560	2,702,704

NONINTEREST INCOME
Service charges on deposit accounts	286,989	252,670
Other fees and commissions	219,172	198,600
Gain on sale of mortgage loans	89,775	90,519
Gain on securities available for sale, net	—	21,319
Other noninterest income	68,020	52,364

Total noninterest income	663,956	615,472

NONINTEREST EXPENSE
Salaries and employee benefits	1,724,423	1,233,762
Occupancy expenses	231,514	197,604
Other operating expenses	941,218	888,695

Total noninterest expense	2,897,155	2,320,061

Income before income taxes	1,325,361	998,115

Income taxes	389,908	357,944

Net income	$935,453	$640,171

EARNINGS PER SHARE
Basic	$0.52	$0.47
Diluted	$0.49	$0.44

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

						Accumulated
		Total		Additional	Retained	Other
	Comprehensive	Shareholders’	Common	Paid-in	Earnings	Comprehensive
	Income	Equity	Stock	Capital	(Deficit)	Income
BALANCE, January 1, 2005		$16,538,913	$1,268,614	$12,059,704	$3,400,852	$(190,257)

Exercise of stock options, 25,064 shares		239,678	25,064	214,614

5% stock dividend		(16,245)	63,482	1,460,720	(1,540,447)	—

Comprehensive income:
Net income	$640,171	640,171	—	—	640,171	—
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(515,374)	(515,374)	—	—	—	(515,374)

Total comprehensive income	$124,797

BALANCE, March 31, 2005		16,887,143	1,357,160	13,735,038	2,500,576	(705,631)

BALANCE, January 1, 2006		29,633,008	1,801,748	23,689,964	4,983,907	(842,611)

Exercise of stock options, 18,195 shares		171,888	18,195	153,693

Paid in capital resulting from stock options		16,927		16,927

Comprehensive income:
Net income	$935,453	935,453			935,453

Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(116,147)	(116,147)	—	—	—	(116,147)

Total comprehensive income	$819,306

BALANCE, March 31, 2006		$30,641,129	$1,819,943	$23,860,584	$5,919,360	$(958,758)

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$935,453	$640,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227,412	230,384
Net amortization on securities	42,352	51,345
Provision for loan losses	90,000	99,000
(Gain)/Loss on sale of other real estate	(353)	23,445
Gross mortgage loans originated for sale	(8,537,690)	(7,687,050)
Gross proceeds from sale of mortgage loans	8,119,933	7,576,634
Gain on sale of mortgage loans	89,775	90,519
Increase in cash surrender value of life insurance	(48,582)	(34,554)
Change in operating assets and liabilities:
Accrued interest receivable	(385,402)	(217,788)
Accrued interest payable	52,943	74,996
Other assets and liabilities	(5,516,932)	147,382

Net cash (used)/provided in operating activities	(4,931,091)	994,484

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	1,954,206	3,801,109
Purchases	(14,801,688)	(6,107,875)
Activity in held-to-maturity securities:
Increase due to accretion	(17,000)	(11,184)
Purchases of other investments	(117,000)	(72,363)
Investment in partnership	(4,000,000)	—
Loan originations and principal collections, net	(25,149,961)	(12,251,754)
Purchase of premises and equipment	(199,943)	(260,597)
Purchase of life insurance	(192,788)	—
Proceeds from sale of other real estate	—	229,555

Net cash used in investing activities	(42,524,174)	(14,673,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	41,925,296	14,206,266
Net (decrease)/increase in Federal Home Loan Bank advances	(32,715)	4,000,000
Net decrease in federal funds purchased	(1,500,000)	(4,745,000)
Net increase in securities sold under agreements to repurchase	204,786	1,053,673
Proceeds from sale of common stock	188,815	239,677
Redemption of fractional shares	—	(16,245)

Net cash provided by financing activities	40,786,182	14,738,371

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(6,669,083)	1,059,746

CASH AND CASH EQUIVALENTS, beginning of year	19,898,025	8,770,202

CASH AND CASH EQUIVALENTS, end of period	$13,228,942	$9,829,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,383,750	$1,237,369
Cash paid during the period for taxes	$145,000	$357,944

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Accounting Policies. The unaudited consolidated financial statements in this report have been prepared in conformity with generally accepted accounting principles and general practices within the industry. The consolidated financial statements include the accounts of Mountain National Bancshares, Inc., a Tennessee corporation (the “Company”), Mountain National Bank, a national association (the “Bank”), and MNB Holdings, Inc., a Tennessee corporation (“MNB Holdings”). All material intercompany accounts and transactions have been eliminated in consolidation.
     Certain information and note disclosures normally included in the Company’s annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited financial statements in this report. Consequently, the quarterly financial statements should be read in conjunction with the notes included herein and the notes to the audited financial statements presented in the Company’s 2005 Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The unaudited quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods presented. All such adjustments were of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the complete fiscal year.
Note 2. Common Stock Activity and Stock Options. On January 31, 2005, we issued a 5 percent stock dividend to stockholders of record as of January 7, 2005. This stock dividend resulted in the issuance of 63,482 additional shares of common stock and the payment of a cash dividend in the aggregate amount of $16,245 to stockholders in lieu of fractional shares. The historical per share data presented in the financial statements and the share, per share and option data included in this report has been retroactively revised to include this dividend.
     There are 416,500 warrants outstanding that have an exercise price of $25.20 per warrant. The warrants can be exercised beginning September 1, 2006, and must be exercised no later than August 31, 2007. If all of the warrants were exercised, shareholders’ equity would increase by approximately $10,500,000.
     The Mountain National Bank Stock Option Plan (the “Plan) provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is currently 275,625, however, the Company’s board of directors has approved and submitted to the Company’s shareholders for approval, an amendment to the Plan that would reserve an additional 350,000 shares of Company common stock for issuance under the Plan. A total of 171,822 options, with a weighted average exercise price of $10.52 per share, are outstanding under the Plan through March 31, 2006. Options for 18,195 shares were exercised during the quarter at a weighted average exercise price of $9.45 per share.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical data to estimate option exercise and employee termination. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The U.S. Treasury 10 year constant maturity rate in effect at the date of the grant is used to derive the risk-free interest rate for the contractual period of the options.

	2005	2004	2003
Expected dividends	0%	0%	0%
Expected life (in years)	7.0	7.0	6.5
Expected volatility	10%	10%	10%
Risk-free interest rate	4.14%	4.70%	4.10%

     A summary of activity in the Plan for the three months ended March 31, 2006 is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise Price	Contractual Term	Value
Options outstanding, December 31, 2005	189,428	12.66
Options granted	910	27.27
Options exercised	(18,195)	9.45
Options rescinded	(320)	13.60

Options outstanding, March 31, 2006	171,823	13.09	4.79	$2,549,853

Exercisable at March 31, 2006	133,319	10.52	3.59	$2,259,572

     The weighted-average grant-date fair value of options granted during the years 2005, 2004 and 2003 was $24.00, $20.00 and $13.60, respectively. The total intrinsic value of options exercised during 2005, 2004 and 2003 was $728,653, $90,830 and $5,000, respectively.
     The Company applies the recognition and measurement principles of SFAS No. 123(R), “Share-Based Payment,” and related interpretations in accounting for the Plan. Stock-based employee compensation is reflected in net income for the three-month period ended March 31, 2006. The total expense, net of taxes, during the first quarter of 2006 was $11,172. We have adopted FAS 123(R) under the modified prospective transition method. There was no expense recorded during 2005, prior to the Company’s adoption of SFAS 123(R), related to stock-based employee compensation. The effect of stock-based employee compensation expense for the first quarter of 2005 would have resulted in the recording of $13,003, net of taxes, for the expense had the Company been subject to SFAS 123(R).
     A summary of the change in the nonvested options for the three-month period ended March 31, 2006, is presented below:

		Weighted Average
		Grant-Date
Nonvested shares	Shares	Fair Value
Nonvested at December 31, 2005	57,860	$18.54
Granted	910	27.27
Vested	(20,046)	12.38
Rescinded	(220)	13.60

Nonvested at March 31, 2006	38,504	$22.00

     As of March 31, 2006, there was $279,223 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.38 years. The total fair value of shares vested during the three months ended March 31, 2006, 2005 and 2004 was $821,425, $683,232 and $564,312, respectively.
     During 2005, the Company accounted for stock-based employee compensation under the intrinsic method as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Had the fair value method under SFAS 123 been used, the pro forma effect on net income would have been as follows:

Three-months ended
March 31, 2005
Net income, as reported	$640,171
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(13,003)

Pro forma net income	$627,168

Earning per share
Basic — as reported	$0.47

Basic — pro forma	$0.46

Diluted — as reported	$0.44

Diluted — pro forma	$0.43

Note 3. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options, during the period.
     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2006 and 2005:

	Three-Months Ended
	March 31,
	2006	2005
Basic earnings per share calculation:
Numerator — Net income	935,453	640,171
Denominator — Weighted average common shares outstanding	1,803,795	1,357,160

Basic net income per share	$0.52	$0.47

Diluted earnings per share calculation:
Numerator — Net income	935,453	640,171
Denominator — Average common shares outstanding	1,803,795	1,357,160
Dilutive effect of assumed stock options exercised	123,077	101,638

Average dilutive common shares outstanding	1,926,872	1,458,798

Diluted net income per share	$0.49	$0.44
There are no antidilutive stock options or warrants at March 31, 2006.

Note 4. Loans and Allowance for Loan Losses
     At March 31, 2006, and December 31, 2005, the Bank’s loans consisted of the following (in thousands):

	2006	2005
Mortgage loans on real estate:
Residential 1-4 family	$46,323	$45,399
Residential multifamily	4,577	4,745
Commercial real estate	83,624	76,866
Construction	94,390	80,719
Second mortgages	2,593	2,630
Equity Lines of Credit	15,881	15,258

	247,388	225,617

Commercial loans	19,753	15,375

Consumer installment loans:
Personal	5,555	6,403
Credit cards	1,646	1,469

	7,201	7,872

Total Loans	274,342	248,864
Less: Allowance for loan losses	(2,724)	(2,634)

Loans, net	$271,618	$246,230

     A summary of transactions in the allowance for loan losses for the periods ended March 31, 2006, and December 31, 2005, is as follows:

	2006	2005
Balance, beginning of year	$2,634,175	$2,280,554
Provision for loan losses	90,000	446,000
Loans charged off	(6,288)	(108,904)
Recoveries of loans previously charged off	6,086	16,525

	$2,723,973	$2,634,175

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries including its wholly owned banking subsidiary, Mountain National Bank (the “Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1, and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, including Management’s Discussion and Analysis or Plan of Operation.
     To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations and financial condition for the three-months ended March 31, 2006. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three-month period ended March 31, 2006. We have also provided some comparisons of the financial data for the three-month period ended March 31, 2006, against the same period in 2005, as well as our year-end results as of December 31, 2005, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.
Special Cautionary Notice Regarding Forward-Looking Statements
     Certain of the statements made herein under the caption “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Overview
     We conduct our operations, which consist primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, and through six additional branches in Sevier County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
     In addition to our seven existing locations, we purchased property for an eighth location in Blount County, Tennessee, during April 2006, and we have applied for a temporary branch location with the Office of the Comptroller of the Currency for this property. We anticipate purchasing additional land in Blount County on which to construct a permanent branch. We also regularly evaluate additional sites for future expansion in and around our existing markets.
     Our net income for the first quarter of 2006 was $935,453, an increase of $295,282, or 46.13%, from net income of $640,171 for the corresponding period in 2005. Basic and diluted earnings per share increased from $0.47 and $0.44, respectively, in the first quarter of 2005 to $0.52 and $0.49, respectively, in the first quarter of 2006. The increase in net income and earnings per share was due in part to the increase in the balance of loans outstanding from March 31, 2005, to March 31, 2006, of more than $52 million. This increase in loans, and the increases in the prime rate of 200 basis points since March 2005, has caused interest income on loans to continue to rise significantly more than the interest expense paid on deposits used to fund the loans. During the three months ended March 31, 2006, our total assets increased by 10.33% to approximately $389,066,000 from approximately $352,649,000 at December 31, 2005. Liabilities increased approximately $35,409,000 during the first three months of 2006 from approximately $323,016,000 at December 31, 2005, to approximately $358,425,000, an increase of 10.96%. This increase was primarily attributable to the increase in time deposits of approximately $17 million, and the increase in NOW accounts of approximately $17 million. More than $13 million of this increase in time deposits resulted from the Bank’s purchase of brokered funds, which were 11.22% of total deposits at March 31, 2006. The Bank has been able to obtain these funds at interest rates comparable to rates paid on the normal core deposits from the Bank’s local customers.

     Shareholders’ equity increased $1,008,120 during the three months ended March 31, 2006, from $29,633,008 at December 31, 2005, to $30,641,128, an increase of 3.40%. Net income of $935,453 was offset by the increase in accumulated other comprehensive loss in the amount of $116,147 during the three-month period ended March 31, 2006. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities. The Bank does not anticipate recognizing any material portion of this unrealized loss, which totaled $958,758 at March 31, 2006, since the Bank has the ability and intent to hold these securities until their fair values recover. Additionally, shareholders’ equity increased $171,888 due to the exercise of 18,195 stock options during the three-month period ended March 31, 2006.
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described below and in the notes to the audited consolidated financial statements contained in the Company’s Annual Report in Form 10-KSB. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
     We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during the first three months of 2006.
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

Balance Sheet Analysis
Loans
     At March 31, 2006, our loans totaled approximately $274,342,000, an increase of approximately $25,478,000, or 10.24%, from $248,864,000 at December 31, 2005. At March 31, 2006, loans comprised 76.68% of the Bank’s earning assets. This increase in our loan portfolio was primarily attributable to the increase in commercial real estate and construction loans. Total earning assets, as a percent of total assets, were 91.96% at March 31, 2006, compared to 88.15% at December 31, 2005, and 90.37% at March 31, 2005. This increase in total earning assets relative to total assets was attributable to the increase in loans during the period, which outpaced growth of other of our assets. The average yield on loans during the first three months of 2006 was 7.44% versus 5.98% for the first three months of 2005, due to the increases in the prime rate and the general increase in interest rates during the period.
Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, underlying collateral values securing loans, current economic conditions, and other factors which affect the allowance for potential credit losses. The Bank operates primarily in Sevier County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review officer on a quarterly basis prepares an analysis of the credit quality of the loan portfolio.
     As of March 31, 2006, the Bank had loans totaling approximately $545,000, which represents 0.20% of total loans, that were 30 days or more but less than 90 days past due and approximately $18,000, or 0.01% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of March 31, 2005, the Bank had loans totaling $580,691, which represented 0.26% of total loans, that were 30 days or more but less than 90 days past due and $31,516, or 0.01% of total loans, in non-performing loans.
     Management considers the current level of its allowance for loan losses at March 31, 2006, in the amount of approximately $2,724,000, which is 0.99% of total loans, to be adequate to absorb probable incurred losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     At March 31, 2006, the Bank’s investment securities portfolio totaled $71,133,567, up from $58,427,583 at December 31, 2005, an increase of $12,705,984, or 21.75%. Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 18.28% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings.

The average yield on our investment securities portfolio during the first three-months of 2006 was 4.64% versus 4.49% for the first three-months of 2005. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $116,147, net of income taxes, during the first three months of 2006.
     Beginning in July 2004, the Bank began investing in tax-exempt municipal securities. The balance on these securities has increased to approximately $14,034,545 at March 31, 2006, which represents 19.73% of the securities portfolio at that date. The balance of the portfolio remained relatively unchanged in the mix of mortgage-backed and agency securities.
Deposits
     Asset growth during the first three months of 2006 was funded primarily by an increase in deposits during the period from approximately $283,124,000 at December 31, 2005, to approximately $325,049,000 at March 31, 2006, an increase of $41,925,000, or 14.81%. Noninterest-bearing deposits increased approximately $1,392,000, or 2.60%, from approximately $53,545,000 at December 31, 2005, to approximately $54,937,000 at March 31, 2006, while total interest-bearing deposits increased approximately $40,533,000, or 17.66%, from approximately $229,579,000 to approximately $270,112,000 during the first three months of 2006. The increase in interest-bearing deposits relative to noninterest-bearing deposits was primarily attributable to the increase in time deposits of approximately $17 million and NOW accounts of approximately $17 million. Included in this increase to time deposits was approximately $13 million in brokered deposits.
     We continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three-month period ended March 31, 2006, was 3.16%, up from 2.12% for the same period a year ago. Interest expense on certificates of deposit increased $495,848, or 76.39%, from $649,140 at March 31, 2005, to $1,144,988 at March 31, 2006.
     The table below sets forth the total balances of deposits by types as of March 31, 2006, and December 31, 2005, and the percent change in balances over the intervening period:

	March 31,	December 31,	%
	2006	2005	CHANGE
	(in thousands)
Non-Interest bearing accounts	$54,937,349	$53,544,988	2.60%

NOW Accounts	73,807,322	56,758,028	30.04%

Money Market Accounts	48,537,959	43,356,326	11.95%

Savings Accounts	8,428,784	7,615,982	10.67%

Certificates of Deposits	132,359,663	115,189,858	14.91%

Individual Retirement Accounts	6,978,009	6,658,608	4.80%

TOTAL DEPOSITS	$325,049,086	$283,123,790	14.81%

Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $13 million as of March 31, 2006, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $35 million from the Federal Home Loan Bank of Cincinnati that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to our and the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank is “well capitalized.”
The table below sets forth our consolidated capital ratios as of the periods indicated.

	March 31, 2006	December 31, 2005
Tier 1 Risk-Based Capital	11.78%	13.15%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	12.65%	14.11%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	10.17%	10.44%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
The table below sets forth the Bank’s captital ratios as of the periods indicated.

	March 31, 2006	December 31, 2005
Tier 1 Risk-Based Capital	10.80%	12.06%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	11.67%	13.02%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	9.34%	9.57%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
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
Following is a summary of the commitments outstanding at March 31, 2006 and December 31, 2005.

	2006	2005
	(in thousands)
Commitments to extend credit	$101,196	$86,283
Standby letters of credit	5,897	4,084

TOTALS	$107,093	$90,367
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $13,290,000 to approximately $70,802,000 at March 31, 2006, compared to commitments of approximately $57,512,000 at December 31, 2005. This increase is due to the continued increase in the development of property in Sevier County, and our success in attracting new customers.
Income Statement Analysis
Net Income
     Our net income for the first quarter of 2006 was $935,453, compared to $640,171 for the first quarter of 2005, an increase of 46.13%. The increase in the Company’s net income during the three months ended March 31, 2006, as compared to March 31, 2005, is attributable in part to the increase in net interest income. Basic and diluted earnings per share were $0.52 and $0.49, respectively, for the first quarter of 2006, compared to $0.47 and $0.44, respectively, for the first quarter of 2005. The 50 basis point increase in the prime-lending rate during the first quarter of 2006, which resulted from increases by the Federal Reserve’s Federal Open Market Committee in its Fed Funds Rate, has positively impacted earnings as the Bank has over $100 million in loans tied to the prime lending rate that reprice with each rate increase. We believe that rising market interest rates in the near term will continue to positively affect our net interest income because our interest-earning assets generally reprice more frequently and more closely track changes in market rates than do our interest-bearing liabilities.
     The following chart illustrates our net income for the periods indicated:

	2004	2005	2006
First Quarter	$437,551	$640,171	$935,453

Second Quarter	$501,333	$720,864

Third Quarter	$601,096	$862,185

Fourth Quarter	$593,492	$900,282

Annual Total	$2,133,472	$3,123,502	$935,453
     The following consolidated condensed statement of income reflects the principal components of our net income for the first three months of 2006 and 2005 and the percentage change in each component of net income between the first three months of 2006 and 2005.

	Three Months Ended
	March 31,		%
	2006	2005	CHANGE
Net Interest Income*	$3,648,560	$2,801,704	30.23%

Provision for Loan Losses	90,000	99,000	(9.09%)

Non-interest Income	663,956	615,493	7.87%

Total Non-interest Expenses	2,897,155	2,320,082	24.87%

Income Tax Expense	389,908	357,944	8.93%

Net income	$935,453	$640,171	46.13%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
     The improvement in net income in the first quarter of 2006 relative to the same period in 2005 was due principally to the increase in interest income. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.

Net Interest Income
     Net interest income was approximately $3,649,000 for the first quarter of 2006, an increase of $847,000, or 30.23%, from approximately $2,802,000 for the same period of 2005. The increase in net interest income for the three months ended March 31, 2006, as compared to the same period in 2005 was attributable primarily to increases in our volume of loans outstanding as well as increases in the interest rate we earn on our loans. Improving net interest income was also attributable to increases in the volume of investment securities and federal funds sold between the two periods being compared. We anticipate that the recent and future increases in the target Federal Funds Rate by the Federal Reserve will contribute to continued improvements in our net interest income during future periods as our interest-earning assets typically reprice more quickly than do our interest-bearing liabilities.
Interest Income
     The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin. For the three-month period ended March 31, 2006, interest on loans increased $1,774,691, or 50.41%, to $5,295,117 from $3,520,426 for the same period in 2005. This increase is primarily attributable to the increase in the volume of loans outstanding of approximately $53 million from March 31, 2005, to March 31, 2006, and the increase in the interest rates earned on these loans.
     For the three-month period ended March 31, 2006, interest income on investment securities increased $148,561, or 25.23%, to $737,499 from $588,938 for the same period of 2005. This increase is primarily attributable to growth of our investment portfolio of more than $18 million from March 31, 2005 to March 31, 2006.
Interest Expense and Net Interest Margin
     Total interest expense increased $1,124,328, or 85.67%, to $2,436,693 for the three-months ended March 31, 2006, from $1,312,365 for the three-months ended March 31, 2005. This change resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits and Federal Home Loan Bank advances.
     Interest on deposits, the primary component of total interest expense, increased $918,737, or 81.74%, to $2,042,724 for the first quarter of 2006 compared to $1,123,987 for the same period of 2005. The increase in interest expense on deposits for the three-month period ended March 31, 2006, was due primarily to increases in the interest paid on NOW accounts and certificates of deposit and the increase in deposits when compared to March 31, 2006. The balance on NOW accounts increased over $28 million and the balance on CDs increased over $21 million from March 31, 2005 to March 31, 2006. Also, the interest rate paid on NOW accounts increased substantially from an average of 2.36% for the first quarter of 2005 to an average of 3.96%for the first quarter of 2006. These increases were due to rates negotiated and paid on large municipal NOW account deposits.
     Interest expense on other borrowings increased $205,591, or 109.14%, to $393,969 for the three months ended March 31, 2006, from $188,378 for the three-months ended March 31, 2005. The increase in interest expense on other borrowings for the three-month period ended March 31, 2006, is due to the increase in the interest rate paid on other borrowings and the increase in the balance of borrowed funds. Federal Home Loan Bank (“FHLB”) advances increased approximately $9 million, or 65.88%, from $13,550,000 at March 31, 2005, to $22,477,029 at March 31, 2006. These funds were obtained at favorable interest rates for various terms and we believe that they should enhance the Bank’s earnings going forward. The average interest rate paid on funds borrowed from FHLB for the three-month period ended March 31, 2006, was 4.29%, and the

Bank had over $12 million of additional borrowing capacity from the FHLB at March 31, 2006.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.74% in the first quarter of 2006 versus 4.38% during the same period for 2005. The recent increases in the Federal Funds Rate have exerted pressure on the Bank to increase the rates we pay on interest-bearing liabilities. During this period of rising rates, the interest rates we earned on loans, the principal component of our interest-earning assets has increased faster and more closely followed the magnitude of changes in market rates of interest, than has the rates we pay on interest-bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, we expect our net interest margin to remain fairly stable during 2006 if interest rates continue to increase or there is a pause in the increases of the Federal Funds Rate. The positive effects of the rising interest rate environment on our net interest margin were enhanced during 2005 and the first quarter of 2006 by our efforts during the first half of 2005 to move a greater portion of our interest-bearing deposit base to longer-term deposits that, although paying higher current rates of interest at that time than short-term interest-bearing deposits, have resulted in less overall interest expense to us during recent months than would have similarly funded short-term deposits. Our management pursued this shift in our deposit mix by increasing our purchase of longer-term (two to three year) brokered deposits during the first half of 2005. As market rates of interest increased, this strategy of selecting longer terms on a greater proportion of our interest-bearing deposits has contributed to improvements in net interest margin. If interest rates were to begin to fall, the opposite could occur during a short-term period of approximately one to two years, which could have an adverse impact on our net interest margin.
Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses. For the first quarter of 2006, the provision for loan losses was $90,000, compared to $99,000 in the first quarter of 2005, a decrease of $9,000, or 9.09%. Low net charge offs during 2005 allowed us to reduce our provision for loan losses during the first quarter of 2006 relative to the same period in 2005 while maintaining an allowance for loan losses that management believes is sufficient to absorb anticipated future losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our seven years of operations. Net charge-offs during the first quarter of 2006 were $201, or less than 0.01% of total loans, as compared to net charge-offs of $11,594, or 0.01% of total loans during the first quarter of 2005.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. Total non-interest income increased to $663,956 during the first quarter of 2006 from $615,472 during the first quarter of 2005, an increase of $48,484, or 7.88%. The increase in other non-interest income for the three months ended March 31, 2006, was primarily attributable to additional fee income from debit card, ATM and deposit related service charges provided for our customers.
Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. Non-interest expense increased to

$2,897,155 during the first quarter of 2006 from $2,320,082 during the first quarter of 2005, an increase of $577,071, or 24.87%. The increase in non-interest expenses is primarily attributable to increased salary and benefit expenses, caused in part by an increase in the number of employees and increases in bonus and incentive payment. Additionally, the increase in non-interest expense resulted from a general increase primarily in the following categories: ATM and credit/debit card expense, automation and communication costs and software related expenses.
Income Taxes
     For the three months ended March 31, 2006, income tax expense increased $31,964, or 8.93%, to $389,908 from $357,944 in the corresponding period of 2005. These levels represent an effective tax rate on pre-tax earnings of 29.42% and 35.86% for the three-month periods ended March 31, 2006 and 2005, respectively. This reduction in the effective tax rate is due primarily to tax-exempt income generated from municipal bonds and bank owned life insurance, as well as the tax benefits generated from the formation of MNB Real Estate, Inc. which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, the Bank is a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a net tax credit in the amount of approximately $132,000 during 2006.
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

Changes in Internal Control over Financial Reporting
     During the first quarter of 2006 there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS
(a) Exhibits
     The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 as filed with the Securities Exchange Commission on July 12, 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: May 15, 2006	/s/ Dwight B. Grizzell

Dwight B. Grizzell
President and Chief Executive Officer

Date: May 15, 2006	/s/ Rick Hubbs

Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit No.	Description
3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Registrant’s Form 8-K12g3 as filed with the Securities Exchange Commission on July 12, 2002.