Form 10QSB
period 2006-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2006-08-14
CIK 1177070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,924,246 shares of Common Stock outstanding as of August 1, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-QSB
For the quarter ended June 30, 2006

Item		Page
Number		Number
	Part I - Financial Information

1.	Financial Statements	3

2.	Management’s Discussion and Analysis or Plan of Operation	12

3.	Controls and Procedures	23

	Part II - Other Information

4.	Submission of Matters to a Vote of Security Holders	24

6.	Exhibits	26

	Signatures	27
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$9,471,185	$17,866,025
Federal funds sold	13,809,000	2,032,000

Total cash and cash equivalents	23,280,185	19,898,025

Securities available for sale	71,460,446	57,016,193
Securities held to maturity, fair value $1,446,690 in 2006 and $1,391,330 in 2005	1,445,604	1,411,390
Loans, net of allowance for loan losses of $2,896,904 in 2006 and $2,634,175 in 2005	285,190,457	246,229,914
Restricted investments, at cost	2,085,908	1,628,868
Investment in partnership	4,000,000	—
Premises and equipment	15,927,731	15,650,863
Accrued interest receivable	1,918,533	1,524,665
Cash surrender value of life insurance	8,141,818	7,814,279
Other assets	2,278,223	1,474,704

Total assets	$415,728,905	$352,648,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$59,673,584	$53,544,988
NOW accounts	74,366,133	56,758,028
Money market accounts	46,147,404	43,356,326
Savings accounts	7,803,177	7,615,982
Time deposits	145,879,443	121,848,466

Total deposits	333,869,741	283,123,790

Federal funds purchased	—	1,500,000
Securities sold under agreements to repurchase	6,294,269	3,379,006
Accrued interest payable	541,434	434,341
Subordinated debentures	13,403,000	5,671,000
Federal Home Loan Bank advances	29,460,500	22,509,744
Other liabilities	1,084,422	6,398,012

Total liabilities	384,653,366	323,015,893

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 1,923,421 shares at June 30, 2006 and 1,801,748 shares at December 31, 2005	1,923,421	1,801,748
Additional paid-in capital	26,677,383	23,689,964
Retained earnings	4,152,484	4,983,907
Accumulated other comprehensive loss	(1,677,749)	(842,611)

Total shareholders’ equity	31,075,539	29,633,008

Total liabilities and shareholders’ equity	$415,728,905	$352,648,901

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans	$11,343,962	$7,540,934	$6,048,844	$4,020,508
Taxable securities	1,402,520	1,044,723	763,892	516,896
Tax-exempt securities	223,706	150,695	124,836	89,584
Federal funds sold and deposits in other banks	99,952	8,370	47,315	3,665

Total interest income	13,070,140	8,744,722	6,984,887	4,630,653

INTEREST EXPENSE
Deposits	4,610,608	2,473,170	2,567,884	1,349,183
Federal funds purchased	39,931	36,091	15,716	20,096
Repurchase agreements	26,553	25,142	17,230	14,224
Federal Home Loan Bank advances	560,976	206,907	304,856	122,640
Subordinated debentures	214,998	162,035	110,687	84,837

Total interest expense	5,453,066	2,903,345	3,016,373	1,590,980

Net interest income	7,617,074	5,841,377	3,968,514	3,039,673

Provision for loan losses	258,000	198,000	168,000	99,000

Net interest income after provision for loan losses	7,359,074	5,643,377	3,800,514	2,940,673

NONINTEREST INCOME
Service charges on deposit accounts	630,937	546,989	343,948	294,319
Other fees and commissions	497,598	396,157	278,426	197,557
Gain on sale of mortgage loans	198,602	202,662	108,827	112,143
Gain on securities available for sale, net	—	32,714	—	11,373
Other noninterest income	173,341	120,534	105,321	68,171

Total noninterest income	1,500,478	1,299,056	836,522	683,563

NONINTEREST EXPENSE
Salaries and employee benefits	3,518,916	2,503,753	1,794,493	1,269,991
Occupancy expenses	455,778	399,416	224,264	201,812
Other operating expenses	2,101,483	1,998,768	1,160,265	1,110,051

Total noninterest expense	6,076,177	4,901,937	3,179,022	2,581,854

Income before income taxes	2,783,375	2,040,496	1,458,014	1,042,382

Income taxes	801,841	679,462	411,933	321,518

Net income	$1,981,534	$1,361,034	$1,046,081	$720,864

EARNINGS PER SHARE
Basic	$1.04	$0.96	$0.54	$0.51
Diluted	$0.96	$0.89	$0.50	$0.47

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

						Accumulated
		Total		Additional		Other
	Comprehensive	Shareholders’	Common	Paid-in	Retained	Comprehensive
	Income	Equity	Stock	Capital	Earnings	Income
BALANCE, January 1, 2005		$16,538,913	$1,268,614	$12,059,704	$3,400,852	$(190,257)

Exercise of stock options, 30,288 shares		293,014	30,288	262,726

5% stock dividend		(16,245)	63,482	1,460,720	(1,540,447)	—

Comprehensive income:
Net income	$1,361,034	1,361,034	—	—	1,361,034	—

Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(206,469)	(206,469)	—	—	—	(206,469)

Total comprehensive income	$1,154,565

BALANCE, June 30, 2005		17,970,247	1,362,384	13,783,150	3,221,439	(396,726)

BALANCE, January 1, 2006		29,633,008	1,801,748	23,689,964	4,983,907	(842,611)

Exercise of stock options, 30,795 shares		285,284	30,795	254,489

5% stock dividend		(23,002)	90,878	2,699,077	(2,812,957)	—

Share-based compensation		33,853		33,853

Comprehensive income:
Net income	$1,981,534	1,981,534			1,981,534

Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(835,138)	(835,138)	—	—	—	(835,138)

Total comprehensive income	$1,146,396

BALANCE, June 30, 2006		$31,075,539	$1,923,421	$26,677,383	$4,152,484	$(1,677,749)

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,981,534	$1,361,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	471,520	468,741
Net realized gains on securities available for sale	—	(32,714)
Net amortization on securities	116,798	108,787
Provision for loan losses	258,000	198,000
(Gain)/Loss on sale of other real estate	(353)	23,445
Gross mortgage loans originated for sale	(20,942,686)	(21,430,650)
Gross proceeds from sale of mortgage loans	18,179,554	20,790,841
Gain on sale of mortgage loans	198,602	202,662
Increase in cash surrender value of life insurance	(134,751)	(69,108)
Activity in held-to-maturity securities:
Increase due to accretion	(34,214)	(22,787)
Change in operating assets and liabilities:
Accrued interest receivable	(393,867)	(120,436)
Accrued interest payable	107,093	123,230
Other assets and liabilities	(6,116,757)	772,376

Net cash (used)/provided in operating activities	(6,309,527)	2,373,421

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	4,244,192	9,352,451
Purchases	(19,640,380)	(14,075,661)
Purchases of other investments	(457,040)	(350,463)
Investment in partnership	(4,000,000)	—
Loan originations and principal collections, net	(36,654,013)	(21,122,734)
Purchase of premises and equipment	(748,389)	(799,158)
Purchase of life insurance	(192,788)	—
Proceeds from sale of other real estate	—	596,194

Net cash used in investing activities	(57,448,418)	(26,399,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	50,745,950	24,212,345
Net increase in Federal Home Loan Bank advances	6,950,756	11,600,000
Net decrease in federal funds purchased	(1,500,000)	(8,625,000)
Net increase in securities sold under agreements to repurchase	2,915,263	1,995,111
Proceeds from sale of common stock	319,138	293,014
Proceeds from issuance of trust preferred securities	7,732,000	—
Dividends	(23,002)	(16,245)

Net cash provided by financing activities	67,140,105	29,459,225

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,382,160	5,433,275

CASH AND CASH EQUIVALENTS, beginning of year	19,898,025	8,770,202

CASH AND CASH EQUIVALENTS, end of period	$23,280,185	$14,203,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,345,973	$2,780,115
Cash paid during the period for taxes	$815,000	$577,906

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
Note 2. Common Stock Activity and Stock Options. On June 23, 2006, we issued a 5 percent stock dividend to stockholders of record as of June 1, 2006. This stock dividend resulted in the issuance of 90,878 additional shares of common stock and the payment of a cash dividend in the aggregate amount of $23,002 to stockholders in lieu of fractional shares. The historical per share data presented in the financial statements and the share, per share and option data included in this report has been retroactively revised to include this dividend.
     There are 437,325 warrants outstanding that have an exercise price of $24.00 per warrant. The warrants can be exercised beginning September 7, 2006, and must be exercised no later than September 7, 2007. If all of the warrants were exercised, shareholder’ equity would increase by approximately $10,500,000.
     The Mountain National Bancorp, Inc. Stock Option Plan (the “Plan) provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The nonqualified stock options generally vest over a period of five years and must be exercised no later than ten years from the date of grant. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is currently 625,625. The Company’s shareholders approved an amendment to the Plan that reserved an additional 350,000 shares of Company common stock for issuance under the Plan at the Company’s annual meeting held May 16, 2006. A total of 169,382 options, with a weighted average exercise price of $12.70 per share, are outstanding under the Plan through June 30, 2006. Options for 30,795 shares were exercised during the six months ended June 30, 2006 at a weighted average exercise price of $9.29 per share.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical exercise patterns, employee terminations and historical stock prices. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The U.S. Treasury 10 year constant maturity rate in effect at the date of the grant is used to derive the risk-free interest rate for the contractual period of the options.

	2006	2005
Expected dividends	0%	0%
Expected life (in years)	9.0	7.0
Expected volatility	24%	10%
Risk-free interest rate	5.22%	4.14%
     A summary of activity in the Plan for the six months ended June 30, 2006, is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise Price	Contractual Term	Value
Options outstanding, December 31, 2005	198,878	$12.05
Options granted	1,619	26.03
Options exercised	(30,795)	9.29
Options forfeited	(320)	13.60

Options outstanding, June 30, 2006	169,382	12.71	4.70	$2,780,879

Exercisable at June 30, 2006	128,319	10.04	3.43	$2,368,949

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $11.91 and $6.04, respectively. The total intrinsic value of options exercised during the first six months of 2006 and 2005 was $556,420 and $409,742, respectively.
     The Company applies the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) and related interpretations in accounting for the Plan. Stock-based employee compensation is reflected in net income for the six-month period ended June 30, 2006. The total expense, net of taxes, during the first six months of 2006 was $22,344. We have adopted SFAS 123(R) under the modified prospective transition method. There was no expense recorded during 2005, prior to the Company’s adoption of SFAS 123(R), related to stock-based employee compensation. The effect of stock-based employee compensation expense for the first six months of 2005 would have resulted in the recording of $28,467, net of taxes, in compensation expense had the Company been subject to SFAS 123(R).
     A summary of the change in the nonvested options for the six-month period ended June 30, 2006, is presented below:

		Weighted Average
		Grant-Date
Nonvested shares	Shares	Fair Value
Nonvested at December 31, 2005	60,675	$17.66
Granted	1,619	26.03
Vested	(21,011)	11.81
Forfeited	(220)	13.60

Nonvested at June 30, 2006	41,063	$21.03

     As of June 30, 2006, there was $278,309 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.24 years. The total fair value of shares vested during the six months ended June 30, 2006, 2005 and 2004 was $862,496, $717,394 and $592,528, respectively.

     During 2005, the Company accounted for stock-based employee compensation under the intrinsic method as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had the fair value method under SFAS 123 been used, the pro forma effect on net income would have been as follows:

	Six-months ended	Three-months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,361,034	$720,864
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(28,467)	(14,234)

Pro forma net income	$1,332,567	$706,630

Earning per share
Basic — as reported	$0.96	$0.51

Basic — pro forma	$0.94	$0.50

Diluted — as reported	$0.89	$0.47

Diluted — pro forma	$0.87	$0.46

Note 3. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options and warrants, during the period.
     The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2006 and 2005:

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share calculation:

Numerator — Net income	1,981,534	1,361,034	1,046,081	720,864
Denominator — Average common shares outstanding	1,909,333	1,423,316	1,922,729	1,426,699

Basic net income per share	$1.04	$0.96	$0.54	$0.51

Diluted earnings per share calculation:

Numerator — Net income	1,981,534	1,361,034	1,046,081	720,864
Denominator — Average common shares outstanding	1,909,333	1,423,316	1,922,729	1,426,699
Dilutive shares contingently issuable	161,290	110,040	168,693	112,642

Average dilutive common shares outstanding	2,070,623	1,533,356	2,091,422	1,539,341

Diluted net income per share	$0.96	$0.89	$0.50	$0.47
     There are no antidilutive stock options or warrants at June 30, 2006.

Note 4. Loans and Allowance for Loan Losses
     At June 30, 2006 and December 31, 2005, the Bank’s loans consisted of the following (in thousands):

	2006	2005
Mortgage loans on real estate:
Residential 1-4 family	$47,770	$45,399
Residential multifamily	4,852	4,745
Commercial real estate	83,270	76,866
Construction	105,993	80,719
Second mortgages	2,434	2,630
Equity Lines of Credit	17,321	15,258

	261,640	225,617

Commercial loans	19,283	15,375

Consumer installment loans:
Personal	5,516	6,403
Credit cards	1,648	1,469

	7,164	7,872

Total Loans	288,087	248,864
Less: Allowance for loan losses	(2,897)	(2,634)

Loans, net	$285,190	$246,230

     A summary of transactions in the allowance for loan losses for the six month periods ended June 30, 2006 and 2005 is as follows:

	2006	2005
Balance, beginning of year	$2,634,175	$2,280,554
Provision for loan losses	258,000	198,000
Loans charged off	(7,146)	(52,614)
Recoveries of loans previously charged off	11,875	7,211

	$2,896,904	$2,433,151

Note 5. Investments in Unconsolidated Subsidiaries and Subordinated Debt
     On November 7, 2003, we established MNB Capital Trust I and on June 9, 2006, we established MNB Capital Trust II (“Trust I” and “Trust II” or collectively, the “Trusts”). Both are wholly-owned statutory business trusts. The Company is the sole sponsor of the Trusts and acquired each Trust’s common securities for $171,000 and $232,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $5,500,000 for Trust I and $7,500,000 for Trust II and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trusts are the Subordinated Debentures. The Company’s aggregate $403,000 investment in the Trusts is included in other assets in the accompanying consolidated balance sheets and the $13,403,000 obligation of the Company is reflected as subordinated debt.
     The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.509% at June 30, 2006) which is set each quarter and mature on December 31, 2033. The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.509% at June 30, 2006) which is set each quarter and mature on July 7, 2036. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. The Company’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the Trust Preferred Securities.
     The Subordinated Debentures are unsecured, bear interest at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities and mature on the same dates as those noted above for the Trust Preferred Securities. Interest is payable quarterly. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.
     Subject to approval by the Federal Reserve Bank of Atlanta, if then required, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option on or after December 31, 2008, for Trust I and on or after July 7, 2011, for Trust II. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trusts becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the Company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trusts to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier 1 capital” under the Federal Reserve capital adequacy guidelines.
     The Trust Preferred Securities for both Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Debt issuance costs associated with Trust I of $110,809 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet as of June 30, 2006. These debt issuance costs are being amortized over thirty years using the straight-line method. There are no debt issuance costs associated with Trust II.
     The Company’s investments in Trust I and Trust II are included in other assets. These investments are accounted for under the equity method and consist of 100% of the common stock of Trust I and Trust II.

Note 6. Investment in Partnership
     The Bank is a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership involves a “new markets tax credit” which is generated from a tax credit allocation from the Community Development Financial Institutions Fund (“CDFI”). The purposes of the partnership are (a) to have the primary mission of providing investment capital, solely in the form of loans, to low-income communities in accordance with the NMTC Program and (b) to make loans that are qualified low-income community investment loans. This partnership will be accounted for using the equity method of accounting.
Note 7. Effect of Recently Issued Accounting Standards on the Financial Statements When Adopted in a Future Period
     In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries including the Bank. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, including Management’s Discussion and Analysis or Plan of Operation.
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three- and six-months ended June 30, 2006. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended June 30, 2006 and June 30, 2005. The Company has also provided some comparisons of the financial data for the three- and six-month periods ended June 30, 2006, against the same periods in 2005, as well as our year-end results as of December 31, 2005, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
o	the effects of future economic and business conditions nationally and in our local market;

o	lack of sustained growth in the economy in the Sevier County, Tennessee area;

o	government monetary and fiscal policies as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

o	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

o	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

o	credit risks of borrowers;

o	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

o	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

o	changes in accounting policies, rules and practices;

o	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

o	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

o	other factors and information described in this report and in any of our other reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
     All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
Overview
     We conduct our operations, which consist primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, through six additional branches in Sevier County, Tennessee, and one additional temporary branch in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
     In addition to our seven existing locations, we purchased property for an eighth location in Blount County, Tennessee, during April 2006, and received approval for a temporary branch location with the Office of the Comptroller of the Currency for this property which we opened for operation during June 2006. During July 2006, we purchased another property in Blount County, Tennessee on which to construct a permanent branch. We anticipate beginning construction of the permanent branch in Blount County during the third quarter of 2006 with an estimated completion date during the second quarter of 2007. We also regularly evaluate additional sites for future expansion in and around our existing markets.
     Our net income for the second quarter of 2006 was $1,046,081, an increase of $325,218, or 45.11%, from net income of $720,864 for the corresponding period in 2005. Basic and diluted earnings per share increased from $0.51 and $0.47, respectively, in the second quarter of 2005 to $0.54 and $0.50, respectively, in the second quarter of 2006. Net income increased $620,500, or 45.59%, to $1,981,534 for the six-month period ended June 30, 2006, compared to $1,361,034 for the same period of 2005. Basic and diluted earnings per share increased from $0.96 and $0.89, respectively, in the six months ended June 30, 2005, to $1.04 and $0.96, respectively, for the six months ended June 30, 2006. The increase in net income and earnings per share was due in part to the increase in the balance of loans outstanding from June 30, 2005 to June 30, 2006, of more than $57 million. This increase in loans, and the increases in the prime rate of 200 basis points since July 2005, has caused interest income on loans to continue to rise more than the interest expense paid on deposits used to fund the loans. During the six months ended June 30, 2006, our total assets increased approximately $68,080,000 to approximately $415,729,000 from approximately $352,649,000 at December 31, 2005, an increase of 17.89%. Liabilities increased approximately $61,637,000 during the first six months of 2006 from approximately $323,016,000 at December 31, 2005, to approximately $384,653,000 at June 30, 2006, an increase of 19.08%. This increase was primarily attributable to the increase in time deposits of approximately $24 million, and the increase in NOW accounts of approximately $17 million. More than $18 million of this increase in time deposits resulted from the Bank’s purchase of brokered funds, which were 12.55% of total deposits at June 30, 2006. The Bank has been able to obtain these funds at interest rates comparable to rates paid on the normal core deposits from the Bank’s local customers.
     Shareholders’ equity increased $1,442,532 during the six months ended June 30, 2006, from $29,633,008 at December 31, 2005, to $31,075,540, an increase of 4.87%. Net income of $1,981,534 was offset by the increase in accumulated other comprehensive loss in the amount of $835,138 during the six-month period ended June 30, 2006. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities. The Bank does not anticipate recognizing any material portion of this unrealized loss, which totaled $1,677,749 at June 30, 2006, since the Bank has the ability and intent to hold these securities until maturity and/or until their fair values recover. Additionally, shareholders’ equity increased $285,285 due to the exercise of 30,795 stock options during the six-month period ended June 30, 2006.
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described below and in the notes to the audited consolidated financial statements contained in our Annual Report on Form 10-KSB. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
     We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during the first six months of 2006.
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
Balance Sheet Analysis
Loans
     At June 30, 2006, our loans totaled approximately $288,087,000, an increase of approximately $39,223,000, or 15.76%, from $248,864,000 at December 31, 2005. At June 30, 2006, loans comprised 75.64% of the Bank’s earning assets. This increase in our loan portfolio was primarily attributable to the increase in commercial real estate and construction loans. Total earning assets, as a percent of total assets, were 91.62% at June 30, 2006, compared to 88.15% at December 31, 2005 and 91.46% at June 30, 2005. This increase in total earning assets relative to total assets was attributable to the increase in loans during the period, which outpaced growth of other of our assets. The average yield on loans during the first six months of 2006 was 7.64% versus 6.15% for the first six months of 2005, due to the increases in the prime rate and the general increase in interest rates during the period.
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
     As of June 30, 2006, the Bank had loans totaling approximately $834,000, which represents 0.29% of total loans, that were 30 days or more but less than 90 days past due and approximately $952,000, or 0.33% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of June 30, 2005, the Bank had loans totaling approximately $116,000, which represented 0.05% of total loans, that were 30 days or more but less than 90 days past due and no non-performing loans. The increase in past due loans at June 30, 2006 as compared to June 30, 2005 does not indicate a general increase in the overall portfolio. The level of past due loans continues to be very low as a percentage of total loans, and we do not anticipate a material increase in loan losses due to the delinquent loans at June 30, 2006.
     Management considers the current level of its allowance for loan losses at June 30, 2006, in the amount of approximately $2,897,000, which is 1.01% of total loans as compared to $2,634,000, or 1.06% of total loans, at December 31, 2005, to be adequate to absorb probable incurred losses. Management increased the funding of the allowance for loan losses during the second quarter of 2006 due to growth in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     At June 30, 2006, the Bank’s investment securities portfolio totaled $72,906,050, up from $58,427,583 at December 31, 2005, an increase of $14,478,467, or 24.78%. Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.54% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first six-months of 2006 was 4.75% versus 4.45% for the first six-months of 2005. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $835,138, net of income taxes, during the first six months of 2006 to a balance of $1,677,749.
     The Bank invests in tax-exempt municipal securities, and the balance on these securities has increased to approximately $14,063,000 at June 30, 2006, an increase of $3,011,000, or 27.24%, from the balance at December 31, 2005 of $11,052,000. The balance of the portfolio remained relatively unchanged during the quarter ended June 30, 2006 in the mix of mortgage-backed and agency securities.
Deposits
     Asset growth during the first six months of 2006 was funded primarily by an increase in deposits during the period from approximately $283,124,000 at December 31, 2005 to approximately $333,870,000 at June 30, 2006, an increase of $50,746,000, or 17.92%. Noninterest-bearing deposits increased approximately $6,129,000, or 11.45%, from approximately $53,545,000 at December 31, 2005 to approximately $59,674,000 at June 30, 2006, while total interest-bearing deposits increased approximately $44,617,000, or 19.43%, from approximately $229,579,000 at December 31, 2005 to approximately $274,196,000 at June 30, 2006. The increase in interest-bearing deposits relative to noninterest-bearing deposits was primarily attributable to the increase in time deposits of approximately $24 million and NOW accounts of approximately $17 million. Included in this increase in time deposits was more than $18 million in brokered deposits.
     We continue to experience high demand for our NOW accounts, predominantly from public funds sources. Obtaining these public funds is generally through a bidding process under varying terms. Management does not believe the Bank would be adversely affected if any of these public funds deposits were to be withdrawn. The Bank has sufficient liquidity and sources of funds available to replace these public funds as needed.
     The Bank has become more dependent on brokered deposits during the past eighteen months as a source to fund the increase in loans. As mentioned above, brokered deposits have increased 81.41% from approximately $23,100,000 at December 31, 2005 to approximately $41,906,000 at June 30, 2006. This reliance on brokered deposits has been necessary in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three- and six-month periods ended June 30, 2006, was 3.78% and 3.47%, respectively, up from 2.45% and 2.29%, respectively, for the same periods a year ago. Interest expense on certificates of deposit increased $1,035,317, or 70.28%, from $1,473,070 for the six months ended June 30, 2005 to $2,508,387 for the six months ended June 30, 2006.
     The table below sets forth the total balances of deposits by types as of June 30, 2006 and December 31, 2005, and the percent change in balances over the intervening period:

	June 30,	December 31,	%
	2006	2005	CHANGE
	(in thousands)
Non-Interest bearing accounts	$59,673,584	$53,544,988	11.45%
NOW Accounts	74,366,133	56,758,028	31.02%
Money Market Accounts	46,147,404	43,356,326	6.44%
Savings Accounts	7,803,177	7,615,982	2.46%
Certificates of Deposits	138,501,958	115,189,858	20.24%
Individual Retirement Accounts	7,377,484	6,658,608	10.80%

TOTAL DEPOSITS	$333,869,740	$283,123,790	17.92%
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $16 million as of June 30, 2006, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $50 million from the Federal Home Loan Bank of Cincinnati that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to our and the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank is “well capitalized.”

The table below sets forth our consolidated capital ratios as of the periods indicated.

	June 30, 2006	December 31, 2005
Tier 1 Risk-Based Capital	13.06%	13.15%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	14.54%	14.11%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	11.03%	10.44%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
The table below sets forth the Bank’s capital ratios as of the periods indicated.

	June 30, 2006	December 31, 2005
Tier 1 Risk-Based Capital	12.78%	12.06%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	13.64%	13.02%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	10.79%	9.57%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
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
     Following is a summary of the commitments outstanding at June 30, 2006 and December 31, 2005.

	2006	2005
	(in thousands)
Commitments to extend credit	$114,220	$86,283
Standby letters of credit	5,122	4,084

TOTALS	$119,342	$90,367
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $24,855,000 to approximately $82,367,000 at June 30, 2006, compared to commitments of approximately $57,512,000 at December 31, 2005. This increase is due to the continued increase in the development of property in Sevier County and our success in attracting new customers.
Income Statement Analysis
Net Income
     Our net income for the second quarter of 2006 was $1,046,081, compared to $720,864 for the second quarter of 2005, an increase of 45.11%. Net income for the six months ended June 30, 2006 was $1,981,534, an increase of 45.59% from $1,361,034 for the same period in 2005. The increase in the Company’s net income during the three and six months ended June 30, 2006, as compared to the same period in 2005, is attributable in part to the increase in net interest income. Basic and diluted earnings per share were $0.54 and $0.50, respectively, for the second quarter of 2006, compared to $0.51 and $0.47, respectively, for the second quarter of 2005. For the six months ended June 30, 2006, basic and diluted earnings per share totaled $1.04 and $0.96, respectively, as compared to $0.96 and $0.89, respectively, for the same period in 2005. The 50 basis point increase in the prime-lending rate during the second quarter of 2006, which resulted from increases by the Federal Reserve’s Federal Open Market Committee in its Fed Funds Rate, has positively impacted earnings as the Bank has over $100 million in loans tied to the prime lending rate that reprice with each rate increase. We believe that rising market interest rates in the near term will continue to positively affect our net interest income because our interest-earning assets generally reprice more frequently and more closely track changes in market rates than do our interest-bearing liabilities.

     The following chart illustrates our net income for the periods indicated:

	2004	2005	2006
First Quarter	$437,551	$640,171	$935,453
Second Quarter	$501,333	$720,864	$1,046,081
Third Quarter	$601,096	$862,185
Fourth Quarter	$593,492	$900,282

Annual Total	$2,133,472	$3,123,502	$1,981,534
     The following consolidated condensed statement of income reflects the principal components of our net income for the second quarters and first six months of 2006 and 2005 and the percentage change in each component of net income between the second quarter and first six months of 2006 and 2005.

	Three Months Ended		%	Six Months Ended		%
	June 30,			June 30,
	2006	2005	CHANGE	2006	2005	CHANGE
Net Interest Income*	$3,968,514	$3,039,673	30.56%	$7,617,074	$5,841,377	30.40%
Provision for Loan Losses	(168,000)	(99,000)	69.70%	(258,000)	(198,000)	30.30%
Non-interest Income	836,521	683,563	22.38%	1,500,477	1,299,056	15.51%
Total Non-interest Expenses	(3,179,021)	(2,581,853)	23.13%	(6,076,176)	(4,901,937)	23.95%
Income Tax Expense	(411,933)	(321,519)	28.12%	(801,841)	(679,462)	18.01%

Net income	$1,046,081	$720,864	45.11%	$1,981,534	$1,361,034	45.59%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
     The improvement in net income in the second quarter and first six months of 2006 relative to the same periods in 2005 was due principally to the increase in interest income. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.
Net Interest Income
     Net interest income was approximately $3,969,000 for the second quarter of 2006, an increase of approximately $929,000, or 30.56%, from approximately $3,040,000 for the same period of 2005. For the six months ended June 30, 2006, net interest income was approximately $7,617,000, an increase of approximately $1,776,000, or 30.40%, from approximately $5,841,000 for the six months ended June 30, 2005. The increase in net interest income for the three- and six-months ended June 30, 2006, as compared to the same periods in 2005, was attributable primarily to increases in our volume of loans outstanding as well as increases in the interest rate we earn on our loans. Improving net interest income was also attributable to increases in the volume of investment securities and federal funds sold between the two periods being compared.
Interest Income
     The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin. For the three-month period ended June 30, 2006, interest on loans increased $2,028,336, or 50.45%, to $6,048,844 from $4,020,508 for the same period in 2005. For the six-month period ended June 30, 2006, interest on loans increased $3,803,028, or 50.43%, to $11,343,962 from $7,540,934 for the same period in 2005. This increase is primarily attributable to the increase in the volume of loans outstanding of approximately $58 million from June 30, 2005 to June 30, 2006 and the increase in the interest rates earned on these loans.
     For the three- and six-month periods ended June 30, 2006, interest income on investment securities increased $282,248 and $430,809, respectively, or 46.54% and 36.04%, respectively, to $888,728 and $1,626,227, respectively, from $606,480 and $1,195,418 for the same periods in 2005. This increase is primarily attributable to growth of our investment portfolio of more than $17 million from June 30, 2005 to June 30, 2006.
Interest Expense and Net Interest Margin
     Total interest expense increased $2,549,721, or 87.82%, to $5,453,066 for the six-months ended June 30, 2006, from $2,903,345 for the six-months ended June 30, 2005. Total interest expense increased $1,425,394, or 89.59%, to $3,016,374 for the second quarter of 2006 from $1,590,980 for the second quarter of 2005. These changes resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits and Federal Home Loan Bank (“FHLB”) advances.
     Interest on deposits, the primary component of total interest expense, increased $1,218,701, or 90.33%, to $2,567,884 for the second quarter of 2006, compared to $1,349,183 for the same period of 2005, and $2,137,438, or 86.43%, to $4,610,608 for the six months ended June 30, 2006, compared to $2,473,170 for the same period in 2005. The increase in interest expense on deposits for the three- and six-month periods ended June 30, 2006 was due primarily to increases in the interest paid on NOW accounts and certificates of deposit and the increase in deposits when compared to June 30, 2005 The balance on NOW accounts increased over $30 million and the balance on CDs increased over $23 million from June 30, 2005 to June 30, 2006. Also, the interest rate paid on NOW accounts increased substantially from an average of 2.71% and 2.54% for the second quarter and first six months of 2005 to an average of 4.58% and 4.30% for the second quarter and first six months of 2006. These increases were due to rates negotiated and paid on large municipal NOW account deposits.
     Interest expense on other borrowings increased $412,283, or 95.84%, to $842,458 for the six months ended June 30, 2006, from $430,175 for the six-months ended June 30 2005. Interest expense on other borrowings was $448,489 and $241,797 for the second quarters of 2006 and 2005, respectively. This represents an increase of $206,692,or 85.48%. The increases in interest expense on other borrowings for the three- and six-month periods ended June 30, 2006, is due to the increase in the interest rate paid on other borrowings and the increase in the balance of borrowed funds. Subordinated debentures increased approximately $7,732,000, or 136.34%, from $5,671,000 at June 30, 2005, to $13,403,000 at June 30, 2006. The average interest rate paid on the subordinated debentures for the three- and six- month periods ended June 30, 2006, were 7.81% and 7.58%, respectively. The average interest rate paid on subordinated debentures for the three- and six-month periods ended June 30, 2005, were 5.98% and 5.71%, respectively. FHLB advances increased approximately $8 million, or 39.29%, from $21,150,000 at June 30, 2005, to $29,460,500 at June 30, 2006. These funds were obtained at favorable interest rates for various terms, and we believe that they should enhance the Bank’s earnings going forward. The average interest rate paid on funds borrowed from FHLB for the three- and six-month periods ended June 30, 2006, were 4.53% and 4.42%, respectively. The average interest rate paid on funds borrowed from FHLB for the three- and six-month periods ended June 30, 2005, were 3.23% and 3.15%, respectively. The Bank had over $20.5 million of additional borrowing capacity from the FHLB at June 30, 2006.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.57% in the second quarter of 2006 versus 4.57% during the same period for 2005 and 4.66% in the first six months of 2006 versus 4.42% for the same period in 2005. The recent increases in the Federal Funds Rate have exerted pressure on the Bank to increase the rates we pay on interest-bearing liabilities. During this period of rising rates, the interest rates we earned on loans, the principal component of our interest-earning assets has increased faster and more closely followed the magnitude of changes in market rates of interest, than has the rates we pay on interest-bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, we expect our net interest margin to remain fairly stable during 2006 if interest rates continue to increase or there is a pause in the increases of the Federal Funds Rate. The positive effects of the rising interest rate environment on our net interest margin were enhanced during 2005 and the first quarter of 2006 by our efforts during the first half of 2005 to move a greater portion of our interest-bearing deposit base to longer-term deposits that, although paying higher current rates of interest at that time than short-term interest-bearing deposits, have resulted in less overall interest expense to us during recent months than would have similarly funded short-term deposits. Our management pursued this shift in our deposit mix by increasing our purchase of longer-term (two to three year) brokered deposits during the first half of 2005. As market rates of interest increased, this strategy of selecting longer terms on a greater proportion of our interest-bearing deposits has contributed to improvements in net interest margin. If interest rates were to begin to fall, the opposite could occur during a short-term period of approximately one to two years, which could have an adverse impact on our net interest margin.
Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses. For the second quarter of 2006, the provision for loan losses was $168,000, compared to $99,000 in the second quarter of 2005, an increase of $69,000, or 69.70%. For the six months ended June 30, 2006, the provision for loan losses was $258,000 compared to $198,000 for the same period in 2005, an increase of $60,000 or 30.30%. Increases in the volume of loans from 2005 to 2006 required increased funding amounts for the provision for loan losses in order to maintain an allowance for loan losses that management believes is sufficient to absorb anticipated future losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our more than seven years of operations. Net recoveries during the second quarter of 2006 were $4,529 as compared to net charge-offs of $33,808, or 0.02% of average loans during the second quarter of 2005. Net recoveries during the first six months of 2006 were $4,730 as compared to net charge-offs of $45,403, or 0.02% of average loans during the first six months of 2005.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. Total non-interest income increased to $836,521 during the second quarter of 2006 from $683,563 during the second quarter of 2005, an increase of $152,958, or 22.38%. For the six months ended June 30, 2006, total non-interest income was $1,500,477, an increase of 15.51% from $1,299,056 for the first six months of 2005. The increases in other non-interest income for the three and six months ended June 30, 2006 were primarily attributable to additional fee income from debit card, ATM and deposit related service charges provided for our customers.
Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. Non-interest expense increased to $3,179,021 during the second quarter of 2006 from $2,581,853 during the second quarter of 2005, an increase of $597,169, or 23.13%. For the six months ended June 30, 2006, total non-interest expenses were $6,076,176, a $1,174,240, or 23.95%, increase from $4,901,936 for the same period in 2005. The increase in non-interest expenses is primarily attributable to increased salary and benefit expenses, caused in part by an increase in the number of employees and increases in bonus and incentive payment. Additionally, the increase in non-interest expense resulted from a general increase primarily in the following categories: ATM and credit/debit card expense, automation and communication costs and software related expenses. We expect non-interest expenses to continue to increase during the remainder of 2006 as we continue to expand our branch network.
Income Taxes
     For the three months ended June 30, 2006, income tax expense increased $90,414, or 28.12%, to $411,933 from $321,519 in the corresponding period of 2005. Income tax expense increased $122,379, or 18.01%, to $801,841 for the six months ended June 30, 2006 from $679,462 for the six months ended June 30, 2005. These levels represent an effective tax rate on pre-tax earnings of 28.81% and 33.30% for the six-month periods ended June 30, 2006 and 2005, respectively. This reduction in the effective tax rate is due primarily to tax-exempt income generated from municipal bonds and bank owned life insurance, as well as the tax benefits generated from the formation of MNB Real Estate, Inc. which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, the Bank is a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a net tax credit in the amount of approximately $132,000 during 2006.
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
Changes in Internal Control over Financial Reporting
     During the second quarter of 2006 there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Company’s annual meeting of shareholders was held on May 16, 2006 at the Company’s Operations Center in Sevierville, Tennessee.
(b) At the annual meeting and as set forth in paragraph (c) below, the Company’s shareholders approved an amendment to the Company’s charter and bylaws establishing a classified board with three classes of directors to serve staggered terms. The directors elected at the meeting, the votes for and withheld for each director, and each director’s initial term of office are set forth below
Class I Directors (Term to expire at 2007 annual meeting of shareholders)

Name	Votes For	Votes Withheld
Gary A. Helton	997,347	7,023
Jeffrey Jay Monson	1,230,333	6,827
Barbara S. Stevens	978,462	6,827
Class II Directors (Term to expire at 2008 annual meeting of shareholders)

Name	Votes For	Votes Withheld
Charlie R. Johnson	997,050	6,827
Sam L. Large	977,830	6,827
Linda N. Ogle	977,970	6,827
Michael C. Ownby	978,977	6,827
Class III Directors (Term to expire at 2009 annual meeting of shareholders)

Name	Votes For	Votes Withheld
James E. Bookstaff	997,583	6,827
Dwight B. Grizzell	1,016,517	6,827
John M. Parker	996,287	6,827
Ruth A. Reams	996,031	6,827

(c) At the annual meeting of shareholders, the shareholders voted on the following matters in addition to the election of directors as described in paragraph (b) above:

Proposal	Votes For	Votes Against	Abstain	Broker Non-Votes
Amendment of the Company’s charter and bylaws to establish a classified board of directors	987,113	22,968	9,890	—

Amendment of the Company’s charter to increase the number of authorized shares of Common Stock from 2,400,000 to 10,000,000	928,438	78,640	12,893	—

Amendment of the Company’s Stock Option Plan to increase the number of shares of Common Stock which may be issued under the Stock Option Plan by 350,000 shares	911,062	87,880	21,209	—

Ratification of the appointment of Crowe Chizek and Company, LLC as the Company’s independent registered public accounting firm	997,756	3,115	19,100	—
(The vote totals listed above represent the actual number of shares voted at the annual meeting and have not been adjusted for the 5% stock dividend issued subsequent to the meeting.)

ITEM 6. EXHIBITS
Exhibits
     The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 19, 2006.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: August 14, 2006	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: August 14, 2006	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 19, 2006.