Form 10QSB
period 2006-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2006-11-14
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐             No ☒
There were 1,936,542 shares of Common Stock outstanding as of November 1, 2006.
Transitional Small Business Disclosure Format (Check one):      Yes ☐            No ☒

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-QSB
For the quarter ended September 30, 2006

Item	Page
Number	Number
Part I — Financial Information
1. Financial Statements	3
2. Management’s Discussion and Analysis or Plan of Operation	12
3. Controls and Procedures	27
Part II — Other Information
6. Exhibits	28
Signatures	29
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$8,906,832	$17,866,025
Federal funds sold	1,091,000	2,032,000

Total cash and cash equivalents	9,997,832	19,898,025
Securities available for sale	73,124,509	57,016,193
Securities held to maturity, fair value $1,529,430 in 2006 and $1,391,330 in 2005	1,462,390	1,411,390
Loans, net of allowance for loan losses of $3,117,728 in 2006 and $2,634,175 in 2005	308,903,071	246,229,914
Restricted investments, at cost	2,132,008	1,628,868
Investment in partnership	4,061,898	—
Premises and equipment	18,516,733	15,650,863
Accrued interest receivable	2,326,798	1,524,665
Cash surrender value of life insurance	8,227,993	7,814,279
Other assets	1,668,388	1,474,704

Total assets	$430,421,620	$352,648,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$53,967,567	$53,544,988
NOW accounts	79,615,501	56,758,028
Money market accounts	47,571,025	43,356,326
Savings accounts	7,877,722	7,615,982
Time deposits	151,565,961	121,848,466

Total deposits	340,597,776	283,123,790
Federal funds purchased	4,275,000	1,500,000
Securities sold under agreements to repurchase	5,537,655	3,379,006
Accrued interest payable	930,540	434,341
Subordinated debentures	13,403,000	5,671,000
Federal Home Loan Bank advances	31,485,487	22,509,744
Other liabilities	1,317,020	6,398,012

Total liabilities	397,546,478	323,015,893

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 1,933,707 shares at September 30, 2006 and 1,801,748 shares at December 31, 2005	1,933,707	1,801,748
Additional paid-in capital	26,906,412	23,689,964
Retained earnings	5,103,756	4,983,907
Accumulated other comprehensive loss	(1,068,733)	(842,611)

Total shareholders’ equity	32,875,142	29,633,008

Total liabilities and shareholders’ equity	$430,421,620	$352,648,901

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans	$17,864,545	$11,804,849	$6,520,583	$4,263,915
Taxable securities	2,148,487	1,549,696	745,967	504,973
Tax-exempt securities	384,217	287,226	160,511	136,531
Federal funds sold and deposits in other banks	224,406	84,680	124,454	76,310

Total interest income	20,621,655	13,726,451	7,551,515	4,981,729
INTEREST EXPENSE
Deposits	7,535,222	3,987,872	2,924,614	1,514,702
Federal funds purchased	62,766	36,091	22,835	—
Repurchase agreements	62,741	46,689	36,188	21,547
Federal Home Loan Bank advances	891,722	395,824	330,746	188,917
Subordinated debentures	505,791	252,321	290,793	90,286

Total interest expense	9,058,242	4,718,797	3,605,176	1,815,452
Net interest income	11,563,413	9,007,654	3,946,339	3,166,277
Provision for loan losses	474,000	297,000	216,000	99,000

Net interest income after provision for loan losses	11,089,413	8,710,654	3,730,339	3,067,277

NONINTEREST INCOME
Service charges on deposit accounts	951,232	842,625	320,295	295,636
Other fees and commissions	756,736	634,320	259,138	238,163
Gain on sale of mortgage loans	316,771	322,323	118,169	119,661
Gain on securities available for sale, net	—	55,727	—	23,013
Other noninterest income	357,629	158,108	184,288	37,574

Total noninterest income	2,382,368	2,013,103	881,890	714,047

NONINTEREST EXPENSE
Salaries and employee benefits	5,486,813	3,882,163	1,967,897	1,378,410
Occupancy expenses	714,742	618,002	258,964	218,586
Other operating expenses	3,295,971	2,913,111	1,194,488	914,343

Total noninterest expense	9,497,526	7,413,276	3,421,349	2,511,339

Income before income taxes	3,974,255	3,310,481	1,190,880	1,269,985
Income taxes	1,041,450	1,087,262	239,609	407,800

Net income	$2,932,805	$2,223,219	$951,271	$862,185

EARNINGS PER SHARE
Basic	$1.53	$1.53	$0.49	$0.57
Diluted	$1.41	$1.41	$0.46	$0.52

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

						Accumulated
		Total		Additional		Other
	Comprehensive	Shareholders’	Common	Paid-in	Retained	Comprehensive
	Income	Equity	Stock	Capital	Earnings	Income
BALANCE, January 1, 2005		$16,538,913	$1,268,614	$12,059,704	$3,400,852	$(190,257)
Exercise of stock options, 49,048 shares		469,963	49,048	420,915
5% stock dividend		(16,245)	63,482	1,460,720	(1,540,447)	—
Issuance of Common Stock		9,914,006	416,500	9,497,506
Comprehensive income:
Net income	$2,223,219	2,223,219	—	—	2,223,219	—
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(122,392)	(122,392)	—	—	—	(122,392)

Total comprehensive income	$2,100,827

BALANCE, September 30, 2005		29,007,464	1,797,644	23,438,845	4,083,624	(312,649)

BALANCE, January 1, 2006		29,633,008	1,801,748	23,689,964	4,983,907	(842,611)
Exercise of stock options, 32,620 shares		304,609	32,620	271,989
Exercise of stock warrants, 8,461 shares		203,064	8,461	194,603
5% stock dividend		(23,002)	90,878	2,699,077	(2,812,957)	—
Share-based compensation		50,780		50,780
Comprehensive income:
Net income	$2,932,805	2,932,805			2,932,805
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(226,122)	(226,122)	—	—	—	(226,122)

Total comprehensive income	$2,706,683

BALANCE, September 30, 2006		$32,875,142	$1,933,707	$26,906,413	$5,103,755	$(1,068,733)

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,932,805	$2,223,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	737,443	682,495
Net realized gains on securities available for sale	—	(55,727)
Net amortization on securities	171,134	224,050
Provision for loan losses	546,000	297,000
Gain on sale of other real estate	(29,095)	(2,193)
Gross mortgage loans originated for sale	(32,432,634)	(32,407,740)
Gross proceeds from sale of mortgage loans	28,965,135	32,896,719
Gain on sale of mortgage loans	316,771	322,323
Increase in cash surrender value of life insurance	(220,926)	(94,390)
Share-based compensation	50,780	—
Activity in held-to-maturity securities:
Increase due to accretion	(51,000)	(41,136)
Change in operating assets and liabilities:
Accrued interest receivable	(802,133)	(393,500)
Accrued interest payable	496,199	156,407
Other assets and liabilities	(5,431,767)	427,212

Net cash (used)/provided in operating activities	(4,751,288)	4,234,739

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	6,702,623	13,754,305
Purchases	(23,208,194)	(23,946,616)
Activity in held-to-maturity securities:
Purchases	—	(358,930)
Purchases of other investments	(503,140)	(350,463)
Investment in partnership	(4,061,898)	—
Loan originations and principal collections, net	(60,068,429)	(26,603,291)
Purchase of premises and equipment	(3,603,313)	(1,291,660)
Purchase of life insurance	(192,788)	—
Proceeds from sale of other real estate	186,185	596,194

Net cash used in investing activities	(84,748,954)	(38,200,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	57,473,986	31,093,801
Net increase in Federal Home Loan Bank advances	8,975,743	9,983,982
Net increase/(decrease) in federal funds purchased	2,775,000	(8,625,000)
Net increase in securities sold under agreements to repurchase	2,158,649	1,472,128
Proceeds from sale of stock options and warrants	507,673	10,383,968
Proceeds from issuance of trust preferred securities	7,732,000	—
Dividends	(23,002)	(16,245)

Net cash provided by financing activities	79,600,049	44,292,634

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(9,900,193)	10,326,912
CASH AND CASH EQUIVALENTS, beginning of year	19,898,025	8,770,202

CASH AND CASH EQUIVALENTS, end of period	$9,997,832	$19,097,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$8,562,042	$4,562,390
Cash paid during the period for taxes	$1,175,000	$1,247,906

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
     At September 30, 2006, there were 428,864 warrants to purchase 428,864 shares of common stock outstanding that have an exercise price of $24.00 per warrant. The warrants became exercisable September 7, 2006, and must be exercised no later than September 7, 2007. Warrants to purchase 8,461 shares of common stock were exercised during the nine months ended September 30, 2006 at a weighted average exercise price of $24.00 per share. If all of the warrants were exercised, shareholders’ equity would increase by approximately $10,500,000.
     The Mountain National Bank Stock Option Plan (the “Plan) provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The nonqualified stock options generally vest over a period of five years and must be exercised no later than ten years from the date of grant. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is currently 656,906. The Company’s shareholders approved an amendment to the Plan that reserved an additional 350,000 shares of Company common stock for issuance under the Plan at the Company’s annual meeting held May 16, 2006. Options to purchase a total of 168,072 shares of Company common stock, with a weighted average exercise price of $12.77 per share, were outstanding under the Plan at September 30, 2006. Options to purchase a total of 32,620 shares of Company common stock were exercised during the nine months ended September 30, 2006, at a weighted average exercise price of $9.37 per share.
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

	2006	2005
Expected dividends	0%	0%
Expected life (in years)	9.0	7.0
Expected volatility	24%	10%
Risk-free interest rate	5.22%	4.14%
     A summary of activity in the Plan for the nine months ended September 30, 2006, is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise Price	Contractual Term	Value
Options outstanding, December 31, 2005	198,878	$12.05
Options granted	2,134	26.65
Options exercised	(32,620)	9.37
Options forfeited	(320)	13.60

Options outstanding, September 30, 2006	168,072	12.77	4.47	$2,689,047

Exercisable at September 30, 2006	126,494	10.02	3.16	$2,371,970

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005, was $11.63 and $6.09, respectively. The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $589,953 and $667,350, respectively.
     The Company applies the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) and related interpretations in accounting for the Plan. Stock-based employee compensation is reflected in net income for the nine-month period ended September 30, 2006. The total expense, net of taxes, during the first nine months of 2006 was $33,515. We have adopted SFAS 123(R) under the modified prospective transition method. There was no expense recorded during 2005, prior to the Company’s adoption of SFAS 123(R), related to stock-based employee compensation. The effect of stock-based employee compensation expense for the first nine months of 2005 would have resulted in the recording of $42,701, net of taxes, in compensation expense had the Company been subject to SFAS 123(R).
     A summary of the change in the nonvested options for the nine-month period ended September 30, 2006, is presented below:

		Weighted Average
		Grant-Date
Nonvested options	Options	Fair Value
Nonvested at December 31, 2005	60,675	$17.66
Granted	2,134	26.65
Vested	(21,011)	11.81
Forfeited	(220)	13.60

Nonvested at September 30, 2006	41,578	$21.12

     As of September 30, 2006, there was $271,085 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.07 years.

     During 2005, the Company accounted for stock-based employee compensation under the intrinsic method as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had the fair value method under SFAS 123 been used, the pro forma effect on net income would have been as follows:

	Nine-months ended	Three-months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$2,223,219	$862,185
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(42,701)	(14,234)

Pro forma net income	$2,180,518	$847,951

Earning per share
Basic — as reported	$1.53	$0.57

Basic — pro forma	$1.50	$0.56

Diluted — as reported	$1.41	$0.52

Diluted — pro forma	$1.38	$0.52

Note 3. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options and warrants, during the period.
     The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2006 and 2005:

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share calculation:
Numerator — Net income	2,932,805	2,223,219	951,271	862,185
Denominator — Average common shares outstanding	1,914,795	1,455,405	1,925,543	1,518,536
Basic net income per share	$1.53	$1.53	$0.49	$0.57

Diluted earnings per share calculation:
Numerator — Net income	2,932,805	2,223,219	951,271	862,185
Denominator — Average common shares outstanding	1,914,795	1,455,405	1,925,543	1,518,536
Dilutive shares contingently issuable	162,118	119,715	162,739	127,534

Average dilutive common shares outstanding	2,076,913	1,575,120	2,088,282	1,646,070
Diluted net income per share	$1.41	$1.41	$0.46	$0.52
     There are no antidilutive stock options or warrants at September 30, 2006.

Note 4. Loans and Allowance for Loan Losses
     At September 30, 2006 and December 31, 2005, the Bank’s loans consisted of the following (in thousands):

	2006	2005
Mortgage loans on real estate:
Residential 1-4 family	$48,872	$45,399
Residential multifamily	4,641	4,745
Commercial real estate	88,243	76,866
Construction	121,250	80,719
Second mortgages	3,127	2,630
Equity lines of credit	18,849	15,258

	284,982	225,617

Commercial loans	19,769	15,375

Consumer installment loans:
Personal	5,668	6,403
Credit cards	1,602	1,469

	7,270	7,872

Total Loans	312,021	248,864

Less: Allowance for loan losses	(3,118)	(2,634)

Loans, net	$308,903	$246,230

     A summary of transactions in the allowance for loan losses for the nine month periods ended September 30, 2006 and 2005, is as follows:

	2006	2005
Balance, beginning of year	$2,634,175	$2,280,554
Provision for loan losses	474,000	297,000
Loans charged off	(8,013)	(79,194)
Recoveries of loans previously charged off	17,566	10,441

	$3,117,728	$2,508,801

Note 5. Investments in Unconsolidated Subsidiaries and Subordinated Debt
     On November 7, 2003, we established MNB Capital Trust I and on June 9, 2006, we established MNB Capital Trust II (“Trust I” and “Trust II” or collectively, the “Trusts”). Both are wholly-owned statutory business trusts. The Company is the sole sponsor of the Trusts and acquired each Trust’s common securities for $171,000 and $232,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $5,500,000 for Trust I and $7,500,000 for Trust II and using the proceeds to acquire junior subordinated debentures (the “Subordinated Debentures”) issued by the Company. The sole assets of the Trusts are the Subordinated Debentures. The Company’s aggregate $403,000 investment in the Trusts is included in other assets in the accompanying consolidated balance sheets, and the $13,403,000 obligation of the Company is reflected as subordinated debt.
     The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.373% at September 30, 2006) which is set each quarter and mature on December 31, 2033. The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR (5.373% at September 30, 2006) which is set each quarter and mature on July 7, 2036. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. The Company’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the Trust Preferred Securities.
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
     The Trust Preferred Securities for both Trusts qualify as Tier I capital under current regulatory definitions subject to certain limitations. Debt issuance costs associated with Trust I of approximately $111,000 consisting primarily of underwriting discounts and professional fees are included in other assets in the accompanying consolidated balance sheet as of September 30, 2006. These debt issuance costs are being amortized over thirty years using the straight-line method. There are no debt issuance costs associated with Trust II.
     The Company’s investments in Trust I and Trust II are included in other assets. These investments are accounted for under the equity method and consist of 100% of the common stock of Trust I and Trust II.

Note 6. Investment in Partnership
     The Bank is a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership involves a “new markets tax credit” which is generated from a tax credit allocation from the Community Development Financial Institutions Fund (“CDFI”). The purposes of the partnership are (a) to have the primary mission of providing investment capital, solely in the form of loans, to low-income communities in accordance with the NMTC Program and (b) to make loans that are qualified low-income community investment loans. This partnership is accounted for using the equity method of accounting.
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
     In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” SAB 108. SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company has not yet determined the effect of adopting this standard, which is effective for it as of December 31, 2006. Any cumulative adjustments for prior year immaterial errors will be effective as of January 1, 2006.
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
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three- and nine-months ended September 30, 2006. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2006 and September 30, 2005. The Company has also provided some comparisons of the financial data for the three- and nine-month periods ended September 30, 2006, against the same periods in 2005, as well as our year-end results as of December 31, 2005, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.

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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the effects of future economic and business conditions nationally and in our local market;

•	lack of sustained growth in the economy in the Sevier County, Tennessee area;

•	government monetary and fiscal policies as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks of borrowers;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and information described in this report and in any of our other reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
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
     In addition to our seven existing locations, we purchased property for an eighth location in Blount County, Tennessee, during April 2006, and received approval for a temporary branch location with the Office of the Comptroller of the Currency for this property which we opened for operation during June 2006. During the third quarter of 2006, we purchased two additional properties in Blount County, Tennessee, for future branches. We anticipate beginning construction of the first branch in Blount County during the fourth quarter of 2006 with an estimated completion date during the second or third quarter of 2007. We anticipate beginning construction of an additional branch office that will also house the regional headquarters during the third quarter of 2007 with a projected completion date during the fourth quarter of 2008 or first quarter of 2009. We also regularly evaluate additional sites for future expansion in and around our existing markets.
     The increase in net income for the three and nine month periods ended September 30, 2006 and 2005, was as follows:

	Three Months Ended September 30,
	2006	2005	$ change	% change
Net Income	$951,271	$862,185	$89,086	10.33%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Net Income	$2,932,805	$2,223,219	$709,586	31.92%
     The increase in net income was due in part to the increase in the balance of loans outstanding from September 30, 2005 to September 30, 2006, of more than $77 million. This increase in loans, and the increases in the prime rate of 125 basis points since October 2005, has caused interest income on loans to continue to rise more than the interest expense paid on deposits used to fund the loans. Additionally, net income increased due to tax benefits from several sources during 2006. Basic and diluted earnings per share decreased from $0.57 and $0.52, respectively, in the third quarter of 2005 to $0.49 and $0.46, respectively, in the third quarter of 2006. Basic and diluted earnings per share totaled at $1.53 and $1.41, respectively, for each of the nine month periods ended September 30, 2005 and September 30, 2006. Earnings per share decreased for the three months ended September 30, 2006 compared to the same period in 2005 and remained flat for the nine months ended September 30, 2006 compared to the same period in 2005 due to an increase in the average number of shares outstanding related to the September 2005 issuance of 446,500 shares of common stock.

     The increase in total assets and total liabilities for the nine months ended September 30, 2006, was as follows:

	9/30/06	12/31/05	$ change	% change
Total Assets	$430,421,620	$352,648,901	$77,772,719	22.05%
Total Liabilities	$397,546,478	$323,015,894	$74,530,584	23.07%
     The increase in total liabilities was primarily attributable to the increase in time deposits of approximately $30 million, and the increase in NOW accounts of approximately $23 million. More than $18 million of this increase in time deposits resulted from the Bank’s purchase of brokered funds, which were 12.15% of total deposits at September 30, 2006. The Bank has been able to readily obtain these funds at interest rates comparable to rates paid on the normal core deposits from the Bank’s local customers. The increase in total liabilities was used primarily to fund the increase in loans of approximately $63 million and the increase in investments of approximately $16 million.
     The increase in shareholder’s equity for the nine month period ended September 30, 2006, was as follows:

	9/30/06	12/31/05	$ change	% change
Shareholders’ Equity	$32,875,142	$29,633,008	$3,242,134	10.94%
     Net income of $2,932,805 was offset by the increase in accumulated other comprehensive loss in the amount of $226,122 during the nine-month period ended September 30, 2006. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities. The Bank does not anticipate recognizing any material portion of this unrealized loss, which totaled $1,068,733 at September 30, 2006, since the Bank has the ability and intent to hold these securities until maturity and/or until their fair values recover. Additionally, shareholders’ equity increased $507,673 due to the exercise of options to purchase 32,620 shares of Company common stock and warrants to purchase 8,461 shares of Company common stock during the nine-month period ended September 30, 2006.
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
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions — global, regional or related to industries of specific issuers — could adversely affect these values. We recorded no impairment of our investment securities during the first nine months of 2006.
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
Balance Sheet Analysis
Loans
     The increase in loans for the nine month period ended September 30, 2006, was as follows:

	9/30/06	12/31/05	$ change	% change
Loans	$312,020,799	$248,864,088	$63,156,711	25.38%
     At September 30, 2006, loans comprised 79.21% of the Bank’s earning assets. This increase in our loan portfolio was primarily attributable to the increase in commercial real estate and construction loans. Total earning assets, as a percent of total assets, were 91.51% at September 30, 2006, compared to 88.15% at December 31, 2005, and 91.23% at September 30, 2005. This increase in total earning assets relative to total assets was attributable to the increase in loans during the period, which outpaced growth of other of our assets. The average yield on loans during the first nine months of 2006 was 7.82% compared to 6.33% for the first nine months of 2005, due to the increases in the prime rate and the general increase in interest rates during the period.
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
     As of September 30, 2006, the Bank had loans totaling approximately $691,000, which represents 0.22% of total loans, that were 30 days or more but less than 90 days past due and approximately $230,000, or 0.07% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of September 30, 2005, the Bank had loans totaling approximately $274,000, or 0.12% of total loans, that were 30 days or more but less than 90 days past due and approximately $103,000, or 0.04% of total loans, in non-performing loans. The increase in past due loans at September 30, 2006, as compared to September 30, 2005, does not indicate a general increase in the overall portfolio. The level of past due loans continues to be very low as a percentage of total loans, and we do not anticipate a material increase in loan losses due to the delinquent loans at September 30, 2006.
     Management considers the current level of its allowance for loan losses at September 30, 2006, in the amount of approximately $3,118,000, which is 1.00% of total loans, as compared to $2,634,000, or 1.06% of total loans, at December 31, 2005, to be adequate to absorb probable incurred losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     The increase in investment securities for the nine month period ended September 30, 2006, was as follows:

	9/30/06	12/31/05	$ change	% change
Investment Securities	$74,586,899	$58,427,583	$16,159,316	27.66%
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.33% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first nine-months of 2006 was 4.78% versus 4.32% for the first nine-months of 2005. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $226,122, net of income taxes, during the first nine months of 2006 to a balance of $1,068,733 at September 30, 2006.
     The Bank invests in tax-exempt municipal securities, and the balance on these securities has increased to approximately $14,530,000 at September 30, 2006, an increase of $3,478,000, or 31.47%, from the balance at December 31, 2005 of $11,052,000. The balance of the portfolio in the mix of mortgage-backed and agency securities remained relatively unchanged during the quarter ended September 30, 2006.

Deposits
     Asset growth during the first nine months of 2006 was funded primarily by an increase in deposits during the period. The table below sets forth the total balances of noninterest-bearing and interest-bearing deposits as of September 30, 2006 and December 31, 2005, and the dollar and percent change over the intervening period.

	9/30/06	12/31/05	$ change	% change
Noninterest-bearing deposits	$53,967,567	$53,544,988	$422,579	0.79%
Interest-bearing deposits	286,630,209	229,578,802	57,051,407	24.85%

Total deposits	$340,597,776	$283,123,790	$57,473,986	20.30%
     The increase in interest-bearing deposits relative to noninterest-bearing deposits was primarily attributable to the increase in time deposits of approximately $30 million and NOW accounts of approximately $23 million. Included in this increase in time deposits was more than $18 million in brokered deposits.
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
     The Bank has become more dependent on brokered deposits during the past twenty-one months as a source to fund the increase in loans. As mentioned above, brokered deposits have increased 79.11% from approximately $23,100,000 at December 31, 2005 to approximately $41,374,000 at September 30, 2006. This reliance on brokered deposits has been necessary in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three- and nine-month periods ended September 30, 2006, was 3.97% and 3.71%, respectively, up from 2.68% and 2.42%, respectively, for the same periods a year ago. Evidencing the competitive deposit market, interest expense on certificates of deposit increased $1,709,380, or 72.25%, from $2,366,038 for the nine months ended September 30, 2005 to $4,075,418 for the nine months ended September 30, 2006. We anticipate a continued reliance on brokered deposits as a source of funding for future loan growth.

     The table below sets forth the total balances of deposits by types as of September 30, 2006 and December 31, 2005, and the percent change in balances over the intervening period:

	September 30,	December 31,	%
	2006	2005	CHANGE
	(in thousands)
Non-Interest bearing accounts	$53,968	$53,545	0.79%
NOW Accounts	79,616	56,758	40.27%
Money Market Accounts	47,571	43,356	9.72%
Savings Accounts	7,878	7,616	3.44%
Certificates of Deposits	143,557	115,190	24.63%
Individual Retirement Accounts	8,009	6,659	20.27%

TOTAL DEPOSITS	$340,598	$283,124	20.30%
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled more than $23 million as of September 30, 2006, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $50 million from the Federal Home Loan Bank of Cincinnati that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to our and the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank is “well capitalized.”
     The table below sets forth our consolidated capital ratios as of the periods indicated.

	September 30, 2006	December 31, 2005
Tier 1 Risk-Based Capital	12.41%	13.15%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	13.72%	14.11%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	10.78%	10.44%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00

     The table below sets forth the Bank’s capital ratios as of the periods indicated.

	September 30, 2006	December 31, 2005
Tier 1 Risk-Based Capital	12.04%	12.06%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	12.90%	13.02%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	10.46%	9.57%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
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

     Following is a summary of the commitments outstanding at September 30, 2006 and December 31, 2005.

	2006	2005
	(in thousands)
Commitments to extend credit	$103,294	$86,283
Standby letters of credit	14,221	4,084

TOTALS	$117,515	$90,367
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $14,725,000 to approximately $72,237,000 at September 30, 2006, compared to commitments of approximately $57,512,000 at December 31, 2005. This increase is due to the continued increase in the development of property in Sevier County and our success in attracting new customers.
Income Statement Analysis
Net Income
     The increase in net income for the three and nine month periods ended September 30, 2006, was as follows:

	Three Months Ended September 30,
	2006	2005	$ change	% change
Net Income	$951,271	$862,185	$89,086	10.33%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Net Income	$2,932,805	$2,223,219	$709,586	31.92%
     The increase in the Company’s net income during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is attributable in part to the increase in net interest income. Additionally, our investment in the Appalachian Fund for Growth II, LLC resulted in a tax benefit of approximately $99,000 during the nine month period ended September 30, 2006. Tax benefits are also derived from tax-exempt municipal bonds, bank owned life insurance and the formation of MNB Real Estate, Inc. which is a real estate investment trust subsidiary formed during the second quarter of 2005. Basic and diluted earnings per share were $0.49 and $0.46, respectively, for the third quarter of 2006, compared to $0.57 and $0.52, respectively, for the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, basic and diluted earnings per share totaled $1.53 and $1.41, respectively, for both periods. The Federal Reserve’s Federal Open Market Committee left the fed funds rate unchanged during the third quarter of 2006. We believe this stable interest rate environment could negatively affect our net interest income because our interest-bearing liabilities will continue to reprice upward to current market rates while our interest-earning assets more closely track changes in market rates. Therefore, the increase in the yield on these assets will stabilize.

     The following chart illustrates our net income for the periods indicated:

	2004	2005	2006
First Quarter	$437,551	$640,171	$935,453
Second Quarter	501,333	720,864	1,046,081
Third Quarter	601,096	862,185	951,271
Fourth Quarter	593,492	900,282

Annual Total	$2,133,472	$3,123,502	$2,932,805
     The following consolidated condensed statement of income reflects the principal components of our net income for the third quarters and first nine months of 2006 and 2005 and the percentage change in each component of net income between the third quarter and first nine months of 2006 and 2005.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2006	2005	CHANGE	2006	2005	CHANGE
Net Interest Income*	$3,946,339	$3,166,276	24.64%	$11,563,413	$9,007,653	28.37%
Provision for Loan Losses	(216,000)	(99,000)	118.18%	(474,000)	(297,000)	59.60%
Non-interest Income	881,891	714,550	23.42%	2,382,368	2,013,606	18.31%
Total Non-interest Expenses	(3,421,350)	(2,511,841)	36.21%	(9,497,526)	(7,413,778)	28.11%
Income Tax Expense	(239,609)	(407,800)	(41.24%)	(1,041,450)	(1,087,262)	(4.21%)

Net income	$951,271	$862,185	10.33%	$2,932,805	$2,223,219	31.92%
     *Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
     The improvement in net income in the third quarter and first nine months of 2006 relative to the same periods in 2005 was due principally to the increase in interest income and the reduction in our effective tax rate as a result of those tax saving initiatives described below, including our participation in Appalachian Fund for Growth II, LLC. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.

Net Interest Income
     The increase in net interest income for the three and nine month periods ended September 30, 2006, was as follows:

	Three Months Ended September 30,
	2006	2005	$ change	% change
Net interest income	$3,946,339	$3,166,276	$780,063	24.64%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Net interest income	$11,563,413	$9,007,653	$2,555,760	28.37%
     The increase in net interest income for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, was attributable primarily to increases in our volume of loans outstanding as well as increases in the interest rate we earn on our loans. Improving net interest income was also attributable to increases in the volume of investment securities between the two periods being compared.
Interest Income
     The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin.

	Three Months Ended September 30,
	2006	2005	$ change	% change
Interest on loans	$6,520,583	$4,263,915	$2,256,668	52.92%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Interest on loans	$17,864,545	$11,804,849	$6,059,696	51.33%
     This increase is primarily attributable to the increase in the volume of loans outstanding of approximately $77 million from September 30, 2005, to September 30, 2006, and the increase in the interest rates earned on these loans.

	Three Months Ended September 30,
	2006	2005	$ change	% change
Interest on investment securities	$906,477	$641,504	$264,973	41.30%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Interest on investment securities	$2,532,704	$1,836,922	$695,782	37.88%
     This increase is primarily attributable to growth of our investment portfolio of more than $13 million from September 30, 2005, to September 30, 2006.

Interest Expense and Net Interest Margin

	Three Months Ended September 30,
	2006	2005	$ change	% change
Interest expense	$3,605,176	$1,815,452	$1,789,724	98.58%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Interest expense	$9,058,242	$4,718,797	$4,339,445	91.96%
     The increase in interest expense resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits and Federal Home Loan Bank (“FHLB”) advances.

	Three Months Ended September 30,
	2006	2005	$ change	% change
Interest on deposits	$2,924,614	$1,514,702	$1,409,912	93.08%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Interest on deposits	$7,535,222	$3,987,872	$3,547,350	88.95%
     The increase in interest expense on deposits for the three and nine month periods ended September 30, 2006, was due primarily to increases in the interest paid on NOW accounts and certificates of deposit and the increase in deposits when compared to September 30, 2005. The balance on NOW accounts increased over $26 million and the balance on CDs increased over $31 million from September 30, 2005, to September 30, 2006. Also, the interest rate paid on NOW accounts increased substantially from an average of 2.98% and 2.70% for the third quarter and first nine months of 2005 to an average of 4.87% and 4.51%, respectively, for the third quarter and first nine months of 2006. These increases were due to rates negotiated and paid on large municipal NOW account deposits.

	Three Months Ended September 30,
	2006	2005	$ change	% change
Interest on other borrowings	$680,561	$300,751	$379,810	126.29%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Interest on other borrowings	$1,523,019	$730,926	$792,093	108.37%
     The increases in interest expense on other borrowings for the three and nine month periods ended September 30, 2006, is due to the increase in the interest rate paid on other borrowings and the increase in the balance of borrowed funds. Subordinated debentures increased approximately $7,732,000, or 136.34%, from $5,671,000 at September 30, 2005, to $13,403,000 at September 30, 2006. The average interest rate paid on the subordinated debentures for the three- and nine- month periods ended September 30, 2006, was 8.68% and 7.40%, respectively. The average interest rate paid on subordinated debentures for the three and nine month periods ended September 30, 2005, was 6.37% and 5.93%, respectively. FHLB advances increased approximately $12 million, or 61.18%, from $19,534,000 at September 30, 2005, to $31,485,000 at September 30, 2006. These funds were obtained at favorable interest rates for various terms, and we believe that they should enhance the Bank’s earnings going forward. The average interest rate paid on funds borrowed from FHLB for the three- and nine-month periods ended September 30, 2006, was 4.71% and 4.52%, respectively.

The average interest rate paid on funds borrowed from FHLB for the three- and nine-month periods ended September 30, 2005, was 3.72% and 3.40%, respectively. The Bank had over $18.5 million of additional borrowing capacity from the FHLB at September 30, 2006.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.53% in the third quarter of 2006 compared to 4.32% during the same period for 2005 and 4.57% in the first nine months of 2006 versus 4.39% for the same period in 2005. The increases in the Federal Funds Rate over the past two years have continued to exert pressure on the Bank to increase the rates we pay on interest-bearing liabilities. The Federal Open Markets Committee did not change the Federal Funds Rate during their two meetings held in the third quarter of 2006. During this period of stable rates, the interest rates we earned on loans, the principal component of our interest-earning assets has also stabilized as they more closely follow the magnitude of changes in market rates of interest, than has the rates we pay on interest-bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, we anticipate seeing a decrease in our net interest margin during the fourth quarter of 2006, continuing into 2007 if interest rates remain stable. If interest rates were to begin to fall, we could experience a continued reduction in our net interest margin during a short-term period of approximately one to two years.
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
     The increase in the provision for loan losses for the three and nine month periods ended September 30, 2006, was as follows:

	Three Months Ended September 30,
	2006	2005	$ change	% change
Provision for loan loss	$216,000	$99,000	$117,000	118.18%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Provision for loan loss	$474,000	$297,000	$177,000	59.60%
     Increases in the volume of loans from 2005 to 2006 required increased funding amounts for the provision for loan losses in order to maintain an allowance for loan losses that management believes is sufficient to absorb anticipated future losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our more than seven years of operations. Net recoveries during the third quarter of 2006 were $4,823 as compared to net charge-offs of $23,350, or 0.01% of average loans, during the third quarter of 2005. Net recoveries during the first nine months of 2006 were $9,553 as compared to net charge-offs of $68,753, or 0.03% of average loans, during the first nine months of 2005.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services.

     The increase in non-interest income for the three and nine month periods ended September 30, 2006, was as follows:

	Three Months Ended September 30,
	2006	2005	$ change	% change
Total non-interest income	$881,891	$714,550	$167,341	23.42%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Total non-interest income	$2,382,368	$2,013,606	$368,762	18.31%
     The increases in other non-interest income for the three and nine months ended September 30, 2006, were primarily attributable to additional fee income from debit card, ATM and deposit related service charges provided for our customers.
Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs.
     The increase in non-interest expense for the three and nine month periods ended September 30, 2006, was as follows:

	Three Months Ended September 30,
	2006	2005	$ change	% change
Non-interest expense	$3,421,350	$2,511,841	$909,509	36.21%

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Non-interest expense	$9,497,526	$7,413,778	$2,083,746	28.11%
     The increase in non-interest expenses is primarily attributable to increased salary and benefit expenses, caused in part by an increase in the number of employees as a result of the Company’s expansion and increases in bonus and incentive payments. Additionally, the increase in non-interest expense resulted from a general increase primarily in the following categories: ATM and credit/debit card expense, automation and communication costs and software related expenses. We expect non-interest expenses to continue to increase during the remainder of 2006 and during 2007 as we continue to expand our branch network.
Income Taxes
     The decrease in income tax expense for the three and nine month periods ended September 30, 2006, was as follows:

	Three Months Ended September 30,
	2006	2005	$ change	% change
Income tax expense	$239,609	$407,800	($168,191)	(41.24%)

	Nine Months Ended September 30,
	2006	2005	$ change	% change
Income tax expense	$1,041,450	$1,087,262	($45,812)	(4.21%)

     These levels represent an effective tax rate on pre-tax earnings of 26.20% and 32.84% for the nine-month periods ended September 30, 2006 and 2005, respectively. The reduction in the effective tax rate for the nine-month period ended September 30, 2006 is due primarily to tax-exempt income generated from municipal bonds and bank owned life insurance, as well as the tax benefits generated from the formation of MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006 the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a tax credit in the amount of approximately $200,000 during 2006.
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
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports and other information filed with the Commission, under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Senior Vice President — Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Senior Vice President — Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Senior Vice President — Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports.
Changes in Internal Control over Financial Reporting
     During the third quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
Exhibits
     The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: November 14, 2006	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: November 14, 2006	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.