Form 10KSB
period 2006-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2007-04-02
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common Stock, $1.00 par value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year: $32,247,244.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $56,066,385 at February 28, 2007.
     There were 2,057,482 shares of Common Stock outstanding as of February 28, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Report. Other than those portions of the 2007 Proxy Statement specifically incorporated by reference herein pursuant to Part III, no other portions of the 2007 Proxy Statement shall be deemed so incorporated.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MOUNTAIN NATIONAL BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2006

Item		Page
Number		Number
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51

12.	Certain Relationships and Related Transactions, and Director Independence	51

13.	Exhibits	51

14.	Principal Accountant Fees and Services	53

	Signatures	54
EX-21 SUSIDIARIES OF THE COMPANY
Ex-23.1 Accountants' Consent
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
          At December 31, 2006, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.
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
The Bank
          The Bank is organized as a national banking association. The Bank applied to the Office of the Comptroller of the Currency, or the “OCC,” and the Federal Deposit Insurance Corporation, or the “FDIC,” on February 16, 1998, to become an insured national banking association. The Bank received approval from the OCC to organize as a national banking association on June 16, 1998 and commenced business on November 23, 1998. The Bank’s principal business is to accept demand and savings deposits from the general public and to make residential mortgage, commercial and consumer loans.
Our Banking Business
          General. Our banking business consists primarily of traditional commercial banking operations, including taking deposits and originating loans. We conduct our banking activities from our main office located in Sevierville, Tennessee and through six additional branch offices in Sevier County, Tennessee, and one loan origination office in Blount County, Tennessee. We operate two branch offices in Gatlinburg, two branch offices in Pigeon Forge, a branch office in Seymour, a branch office in Kodak, all in Sevier County, and a new loan origination office opened during June 2006 in Maryville, Blount County, Tennessee. The retail nature of our commercial banking operations allows for diversification of depositors and borrowers, and we do not believe that we are dependent on a single or a few customers.
          We offer a variety of retail banking services. We seek savings and other time and demand deposits from consumers and businesses in our primary market area by offering a full range of deposit accounts, including savings, demand deposit, retirement, including individual retirement accounts, or “IRA’s,” and professional and checking accounts, as well as certificates of deposit. We use the deposit funds we receive to originate mortgage, commercial and consumer loans, and to make other authorized investments. In addition, we currently maintain 14 full-service ATMs throughout our market area. Because the Bank is a member of a number of payment systems networks, Bank customers may also access banking services through ATMs and point of sale terminals throughout the world. In addition to traditional deposit-taking and lending services, we also provide a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.
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
          Market Areas. Our primary market area is Sevier County, located in eastern Tennessee. We intend to continue our focus on this primary market area in the future, and we have expanded to an adjacent market during 2006 in Blount County which is contiguous to Sevier County. Additionally, even with our current market area focus, some of our business may come from other areas contiguous to our primary market area.

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
          Consumer Lending. We originate consumer loans that typically fall into the following categories:
•	loans secured by junior liens on real estate, including home improvement and home equity loans, which have an average maturity of about three years and generally are limited to 80% of appraised value;

•	loans secured by personal property, such as automobiles, recreational vehicles or boats, which typically have 36 to 60 month maturities;

•	loans to our depositors secured by their time deposit accounts or certificates of deposit;

•	unsecured personal loans and personal lines of credit; and

•	credit card loans.
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
          Construction Lending. We offer single-family residential construction loans to borrowers for construction of one-to-four family residences in our primary market area. Generally, we limit our construction lending to construction-permanent loans and make these loans to individuals building their primary residences. We also originate construction loans to selected local builders for construction of single-family dwellings.
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
          Construction lending affords us the opportunity to earn higher interest rates and fees with shorter terms to maturity than does single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the projected cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to complete the project. If the estimate of value upon completion proves inaccurate, we may be confronted at, or prior to, the maturity of the loan with collateral of insufficient value to assure full repayment. Construction projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the builder’s ability to repay the loan is often dependent on the builder’s ability to sell the property prior to the time the construction loan becomes due. We address these risks by adhering to underwriting policies and disbursement procedures designed to limit the risk and by monitoring the construction project.
          Commercial Lending. We originate secured and unsecured loans for commercial, corporate, business and agricultural purposes, and we engage in commercial real estate activities consisting of loans for hotels, motels, restaurants, retail store outlets and service providers such as insurance agencies. Currently, we concentrate our commercial lending efforts on originating loans to small businesses for purposes of providing working capital, capital improvements, and construction and leasehold improvements. These loans typically have one-year maturities, if they are unsecured loans, or, in the case of small business loans secured by real estate, have an average maturity of five years. We are eligible to participate in the Small Business Administration’s guaranteed commercial loan program, but we do not have any loans outstanding under the program at this time.
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
          Creditworthiness and Collateral. We require each prospective borrower to complete a detailed loan application which we use to evaluate the applicant’s creditworthiness. All loan applications are reviewed and approved or disapproved in accordance with guidelines established by the Bank’s Board of Directors. We also require that loan collateral be appraised by an in house evaluation or by independent appraisers approved by the Bank’s Board of Directors and require borrowers to maintain fire and casualty insurance on collateral in accordance with guidelines established by the Bank’s Board of Directors. Title insurance is required for most real property collateral.
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
Investment Activities
          Our investment securities portfolio is an integral part of our total assets and liabilities management strategy. We use our investments, in part, to further our interest rate risk management objective of reducing our sensitivity to interest-rate fluctuations. Our primary objective in making investment determinations with respect to our securities portfolio is to achieve a high degree of maturity and rate matching between these assets and our interest-bearing liabilities. In order to achieve this goal, we concentrate our investments, which constituted approximately 16.2% of our total assets at December 31, 2006, in U.S. government securities or other securities of similar low risk. The U.S. government and other investment-grade securities in which we invest typically have maturities ranging from 30 days to 30 years.
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
          Borrowings. The Bank became a member of the Federal Home Loan Bank of Cincinnati, or the “FHLB of Cincinnati,” in December 2001. The FHLB of Cincinnati functions as a central reserve bank that provides credit for member institutions. As a member, the Bank is required to own capital stock in the FHLB of Cincinnati. Membership in the FHLB of Cincinnati entitles the Bank, provided certain standards related to creditworthiness have been met, to apply for advances on the security of the FHLB of Cincinnati stock it holds as well as on the security of certain of its residential mortgage loans, commercial loans and other assets (principally, its investment securities that are obligations of, or guaranteed by, the United States). The FHLB of Cincinnati makes advances to the Bank pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Interest rates on FHLB of Cincinnati advances are generally variable and adjust to reflect actual conditions existing in the credit markets. The uses for which we may employ funds received pursuant to FHLB of Cincinnati advances are prescribed by the various lending programs, which also prescribe borrowing limitations. Acceptable uses prescribed by the FHLB of Cincinnati have included expansion of residential mortgage lending and funding short-term liquidity needs. Depending on the particular credit program under which we borrow, borrowing limitations are generally based on the FHLB of Cincinnati’s assessment of our creditworthiness. The FHLB of Cincinnati is required to review the credit limitations and standards to which we are subject at least once every six months.
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
          On June 20, 2006, the Company completed the sale, through its wholly owned statutory trust subsidiary, MNB Capital Trust II, of $7,500,000 of trust preferred securities, which we refer to as “Capital Securities,” which mature on July 7, 2036, and have a liquidation amount of $1,000 per Capital Security. Interest on the Capital Securities is to be paid quarterly on the seventh day of each January, April, July and October and is reset quarterly based on the three-month LIBOR plus 160 basis points. The Company used the net proceeds from the offering of Capital Securities to increase regulatory capital for the Company and for operating funds for the Bank.
          During the third quarter of 2005, the Company sold 416,500 shares of common stock. This sale resulted in an increase in common stock and surplus of approximately $9,896,500. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that have an exercise price of $25.20 per warrant. The five percent stock dividend issued during June 2006 and the five percent stock dividend issued during February 2007 has increased the number of warrants outstanding to 443,523 with an exercise price of $22.86. The warrants, which are currently exercisable, must be exercised no later than two years from the date of the sale. If all remaining warrants were exercised, shareholder’s equity would increase by approximately $10,100,000. As of December 31, 2006, shareholders had exercised 15,668 warrants that resulted in an increase in common stock and surplus of $358,128. We believe the 443,523 warrants outstanding will be exercised by the expiration date, which is September 7, 2007.
Competition
          We face significant competition in our primary market area from a number of sources, including seven commercial banks and one savings institution. As of June 30, 2006, there were 47 commercial bank branches and three savings institutions branches located in Sevier County. We compete with three community banks that are domiciled in Sevier County, and a fourth community bank began operations during the first quarter of 2007. There were two community banks that opened offices in Sevier County during 2006 that are not domiciled in Sevier County. We also compete with two regional bank holding companies with a total of ten branches operating in Sevier County.
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
Employees
          We currently employ a total of 150 full-time equivalent, or “FTE,” employees. We employ 46 FTE employees at our main office, including three executive officers. In addition to a President and Chief Executive Officer, the Bank employs an Executive Vice President and Chief Lending Officer, and an Executive Vice President and Chief Operating Officer/Cashier. The remaining employees provide staff support in the teller, new accounts, lending, loan processing and secretarial functions. The Bank has 13 FTE employees at its two Gatlinburg branches, 19 FTE employees at its two Pigeon Forge branches, 7 FTE employees at its Seymour branch, 6 FTE employees at its Kodak branch, 5 FTE employees at its Maryville branch, and 54 FTE employees at its Operations Center. Branch employees include teller, new account and lending personnel. We are not a party to any collective bargaining agreements with our employees, and we consider relations with our employees to be good.
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
          The GLB Act and federal bank regulations have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. The OCC and other federal bank regulators have revised their CRA regulations. The Bank has grown from small bank status to the newly created intermediate small bank status. The requirements for an intermediate small bank to meet its CRA objectives are more stringent than those for a small bank, but less so than those for large banks.
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
Sarbanes-Oxley Act
          We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to spend significant amounts of time and money on compliance with these rules. We anticipate completing our assessment of our internal controls in a timely manner. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.
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
          On March 1, 2005, the Federal Reserve adopted changes to its capital rules that permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company expects that it will continue to treat its $13 million of trust preferred securities as Tier 1 capital subject to the limits listed above.

          As of December 31, 2006, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory Minimum to be
	Adequately Capitalized	Company	Bank
Tier 1 capital ratio	4.0%	11.77%	11.33%
Total capital ratio	8.0%	12.98%	12.22%
Leverage ratio	3.0-5.0%	10.37%	9.99%
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

Fiscal and Monetary Policy
          Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Mountain National and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Mountain National and its subsidiary cannot be predicted. In 2006 the Federal Reserve raised the targeted federal funds rate and the discount rate four times for a total of 1.00%.
FDIC Insurance Assessments
          The Bank is subject to FDIC deposit insurance assessments. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, “well capitalized,” “adequately capitalized” or “undercapitalized,” and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2006, the Bank paid $38,291.06, $33,911.33 and $29,157.84 in FICO assessments during 2006, 2005 and 2004, respectively.
          The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized FICO to levy assessments on BIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.44 basis points for the Bank Insurance Fund (“BIF”) in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005 and from 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006. The FICO assessment rate for the first quarter of 2007 is 1.22 basis points.
          The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the BIF and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. Because it was not organized until 1998, the Bank will not be eligible to receive this one-time assessment credit.

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
     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps –
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
ITEM 2. DESCRIPTION OF PROPERTY
          The Bank currently operates from its main office in Sevierville, Tennessee and seven branch offices located in Gatlinburg, Pigeon Forge, Seymour, Kodak and Maryville, Tennessee. The main office, which is located at 300 East Main, Sevierville, Tennessee 37862, contains approximately 24,000 square feet and is owned by the Bank.
          The first Gatlinburg branch was built in 1999 and is located at 960 E. Parkway. It contains approximately 4,800 square feet. The Bank leases the land at this location. The lease expires in 2013 and includes renewal options for twelve additional five-year terms.
          The second Gatlinburg branch is a walk-up branch leased by the Bank located at 745 Parkway, which lies in the heart of the Gatlinburg tourist district. The lease expires in 2010 and includes two five-year renewal options through 2020.
          The Pigeon Forge branch, owned by the Bank, contains approximately 3,800 square feet and is located at 3104 Teaster Lane, Pigeon Forge, Tennessee.
          The second Pigeon Forge branch, owned by the Bank, contains approximately 3,800 square feet and is located at 242 Wears Valley Road, Pigeon Forge, Tennessee.
          The Seymour branch, owned by the Bank, contains approximately 3,800 square feet and is located on Chapman Highway, Seymour, Tennessee.
          The Kodak branch, owned by the Bank, contains approximately 3,800 square feet and is located on Winfield Dunn Parkway – Highway 66, Sevierville, Tennessee.

          The Maryville branch is a temporary branch location and is located in an office condo unit owned by a subsidiary of the Bank on Smithview Drive in Maryville, Tennessee.
          The Operations Center, owned by the Bank, contains approximately 24,000 square feet and is located on Red Bank Road in Sevierville, Tennessee. We plan to begin construction of an additional 16,000 square feet during 2007 and we anticipate a completion date during the second quarter of 2008.
          In addition to our nine existing locations, we purchased two additional properties in Blount County, and one in Sevier County, Tennessee, for future branches. We have begun construction on our first permanent branch in Blount County located on US Highway 411. We anticipate completion of the branch during the third quarter of 2007. During the first quarter of 2007, we purchased one property in Sevier County and one property in Knox County, Tennessee, which we also intend to use for future branch sites.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.
PART II
ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
          There is not a large market for the Company’s shares, which are quoted on the OTC Bulletin Board under the symbol “MNBT” and are not traded on any national exchange. Trading is generally limited to private transactions and, therefore, there is limited reliable information available as to the number of trades or the prices at which our stock has traded. Management has reviewed the limited information available regarding the range of prices at which the Company’s common stock has been sold. The following table sets forth the estimated price range for sales of common stock for each quarter of the last two years. This data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock:

	Estimated Price Range
	Per Share
	High	Low
2006:
First Quarter	$25.85	$24.72
Second Quarter	28.57	25.85
Third Quarter	28.19	26.29
Fourth Quarter	27.38	26.19

2005:
First Quarter	$21.77	$19.05
Second Quarter	21.77	19.73
Third Quarter	26.98	20.41
Fourth Quarter	26.53	23.85
These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. They have been adjusted to reflect the five percent stock dividends issued January 2005, June 2006 and February 2007.
     As of the date of this filing, the Company has approximately 2,000 holders of record of its common stock. The Company has no other class of securities issued or outstanding.
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
          On December 20, 2004, the Company’s Board of Directors issued a resolution of its intention to declare a five percent stock dividend to stockholders of record as of January 7, 2005. The dividend was paid to stockholders on or about January 31, 2005. In lieu of fractional shares, we made a total cash payment of $16,245, based on a price of $20.74 per share, adjusted to reflect the five percent stock dividends issued during January 2005, June 2006 and February 2007. The total number of shares issued pursuant to the dividend was 63,482.
          On June 23, 2006, we issued a five percent stock dividend to stockholders of record as of June 1, 2006. In lieu of fractional shares, we made a total cash payment of $23,002, based on a price of $29.24 per share, adjusted to reflect the five percent stock dividends issued during June 2006 and February 2007. The total number of shares issued pursuant to the dividend was 90,878.

          On February 28, 2007, we issued a five percent stock dividend to stockholders of record as of February 15, 2007. In lieu of fractional shares, we made a total cash payment of $29,557, based on a price of $27.50 per share. The total number of shares issued pursuant to the dividend was 96,361. No cash dividends have been declared or paid by the Company.
Issuer Purchases of Equity Securities
          The Company did not repurchase any shares of its Common Stock during the quarter ended December 31, 2006.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations for the two-year period ended December 31, 2006, and our financial condition at December 31, 2005 and 2006. We have provided comparisons of financial data as of and for the fiscal years ended December 31, 2005 and 2006, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. The following discussion should be read in conjunction with our consolidated audited financial statements, including the notes thereto, and the selected consolidated financial data presented elsewhere in this Annual Report on Form 10-KSB.
Overview
          We conduct our business, which consists primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, and through seven additional branches in Sevier County and Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we do not believe that the Bank is dependent upon a single or a few customers. Due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
          On April 1, 2005, we formed a subsidiary, MNB Holdings, Inc., and subsequently transferred to this new subsidiary our ATM machines, vehicles, excess bank land that will not be used for bank branching, approximately $6 million of investment securities, approximately $90 million in real estate loans and $25,000 cash in exchange for 100% of the common stock of the subsidiary. The Bank presently leases the ATM machines and vehicles from this subsidiary.
          On April 1, 2005, MNB Holdings, Inc., formed a subsidiary, MNB Investments, Inc., and transferred approximately $6 million of investment securities, approximately $90 million in real estate loans and $25,000 cash to this subsidiary in exchange for 100% of the common stock of the subsidiary. MNB Investments is a Nevada corporation that manages the investment portfolio it received.
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
          The following table provides a summary of the changes in net income, earnings per share, total assets, total liabilities and shareholders’ equity for the periods ended December 31, 2006 and 2005:

	12/31/06	12/31/05	$ change	% change
Net income	$3,897,373	$3,123,502	$773,871	24.78%
Basic earnings per share	2.03	1.90	—	—
Diluted earnings per share	1.88	1.73	—	—
Total assets	469,982,016	352,648,901	117,333,115	33.27%
Total liabilities	435,571,153	323,015,894	112,555,259	34.85%
Shareholders equity	34,410,863	29,633,008	4,777,855	16.12%
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
Impairment of Investment Securities
          Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during 2005 or 2006.
Allowance and Provision for Loan Losses
          The allowance and provision for loan losses is based on management’s assessments of amounts that it deems to be adequate to absorb losses inherent in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area undergo an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan losses.
Results of Operations for the Years Ended December 31, 2006 and 2005
General Discussion of Our Results
Our principal source of revenue is net interest income at the Bank. Net interest income is the difference between:
•	income received on interest-earning assets, such as loans and investment securities; and

•	payments we make on our interest-bearing sources of funds, such as deposits and borrowings.
The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and interest-bearing liabilities and the various rate spreads between the interest-earning assets and the Company’s funding sources. Changes in our net interest income from period to period result from, among other things:
•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage our interest-earning asset portfolio, which includes loans;

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits; and

•	our ability to “match” liabilities to fund assets of similar maturities at a profitable spread of rates earned on assets over rates paid on liabilities.
In 2006 and 2005, our other principal sources of revenue were service charges on deposit accounts, and gains on the sale of mortgage loans.
Net Income
          The increase in net income for the periods ended December 31, 2006 and 2005 was as follows:

	2006	2005	$ change	% change
Net income	$3,897,373	$3,123,502	$773,871	24.78%
          The increase in net income in 2006 as compared with 2005 was primarily attributable to a significant increase in net interest income from loans and securities available for sale. The increased net interest income attributable to loans and to securities available for sale resulted from the increase in our loan and securities portfolios and a rising interest rate environment during the first half of 2006. Increased earnings on interest-earning assets exceeded the increased expense from the growth in interest-bearing liabilities, resulting in an improvement in net interest income. Basic and diluted earnings per share were $2.03 and $1.88, respectively, for 2006, compared to $1.90 and $1.73, respectively, for 2005.
          The increase in total revenues and total expenses for the periods ended December 31, 2006 and 2005 was as follows:

	2006	2005	$ change	% change
Total revenues	$32,247,244	$21,906,050	$10,341,194	47.21%
Total expenses	27,054,534	17,328,967	9,725,567	56.12%
          The year-over-year increase in our total expenses was primarily due to an increase in interest expense due to growth in interest bearing liabilities and the rising rate environment during 2006 and an increase in employee salaries and benefits that primarily resulted from expansion of our workforce. The one hundred basis point total increase in the Fed Funds Rate by the Federal Reserve’s Federal Open Market Committee (“FOMC”) during 2006, which resulted in concomitant increases in the prime-lending rate, contributed to our improved net income during the year. The Bank has approximately $130 million in loans tied to the prime lending rate that re-price with each rate increase. The rising market interest rates during the first half of 2006 positively affected our net interest income because our interest-earning assets re-priced more frequently and more closely tracked changes in market interest rates than did our interest-bearing liabilities. During the second half of 2006, rates paid on interest-earning assets stabilized while rates paid on interest-bearing liabilities continued to increase due to local market competition. We expect rates to remain stable during the first half of 2007, which should help reduce the pressure to increase the rates paid on these interest-bearing liabilities. If the FOMC were to reduce the Fed Funds Rate with a corresponding decrease in the prime-lending rate during 2007, we could see an adverse affect on our net interest income due to the re-pricing of our interest-earning assets, which more closely track the market interest rates than do our interest-bearing liabilities.

          The Bank’s net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, reduced during the second half of 2006. This compression of the net interest margin was due primarily to the continued pressure to increase the rates paid on our interest-bearing liabilities while the rates we earn on our interest earning assets has become more stable. We believe this trend will continue during 2007 and is discussed in more detail below in the section titled Interest Expense and Net Interest Margin.
          The following chart illustrates the change in our net income for the periods indicated:

	2006	2005
First Quarter	$935,453	$640,171

Second Quarter	1,046,081	720,863

Third Quarter	951,271	862,185

Fourth Quarter	964,568	900,283

Annual Total	$3,897,373	$3,123,502
          The following consolidated condensed statement of income reflects the principal components of our net income for 2006 and 2005 and the percentage change in each component of net income from 2005 to 2006.

			%
	2006	2005	CHANGE
	(in thousands)
Net Interest Income*	$15,884	$12,474	27.33%

Provision for Loan Losses	915	446	105.16%

Non-Interest Income	3,246	2,682	21.05%

Operating Expenses	13,022	10,133	28.51%

Net income before Income tax provision	$5,193	$4,577	13.45%

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
          The improvement in net income in 2006 relative to 2005 was due principally to strong growth in our loan portfolio, particularly growth in real estate loans, as well as growth in our investment securities portfolio. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.

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
(Dollars in thousands)

	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Investment securities (1):
Available for sale	$73,503	3,416	4.65%	$57,103	2,450	4.29%	$37,431	1,652	4.41%
Held to maturity	1,444	68	4.71%	1,093	54	4.94%	375	21	5.60%
Unrealized gains on available for sale securities	(1,814)	—	—	(765)	—	—	(299)	—	—
Federal funds sold	4,581	230	5.02%	4,789	175	3.65%	1,634	27	1.65%
Loans (2)(3)	292,950	25,287	8.63%	227,874	16,545	7.26%	188,481	11,618	6.16%
Allowance for loan losses	(2,958)	—	—	(2,459)	—	—	(2,137)	—	—
Cash and due from banks	8,431	—	—	10,072	—	—	6,972	—	—
Other assets	32,079	—	—	22,168	—	—	19,759	—	—
Total	408,216	—	—	319,875	—	—	252,216	—	—
Total interest-earning assets	372,465	29,001	7.79%	290,859	19,224	6.61%	227,921	13,318	5.84%
Liabilities:
Noninterest-bearing demand deposits	54,163	—	—	46,187	—	—	35,816	—	—
Interest bearing demand deposits	120,268	4,477	3.72%	98,356	2,141	2.18%	79,254	1,056	1.33%
Savings deposits	7,860	48	0.61%	6,764	40	0.59%	6,112	36	0.59%
Time deposits	146,013	6,248	4.28%	117,416	3,504	2.98%	99,664	2,109	2.12%
Total deposits	328,304	—	—	268,723	—	—	220,846	—	—
Subordinated debentures & other borrowings	46,676	2,344	5.02%	28,186	1,064	3.77%	15,671	433	2.76%
Other liabilities	2,109	—	—	1,739	—	—	901	—	—
Shareholders’ equity	31,127	—	—	21,227	—	—	14,798	—	—
Total	408,216	—	—	319,875	—	—	252,216	—	—
Total interest-bearing liabilities	320,817	13,117	4.09%	250,722	6,749	2.69%	200,701	3,634	1.81%
Net interest income	—	15,884	—	—	12,475	—	—	9,684	—
Net interest spread (4)	—	—	3.70%	—	—	3.92%	—	—	4.03%
Net interest margin (5)	—	—	4.26%	—	—	4.29%	—	—	4.25%

(1)	Tax-exempt income from investment securities is not presented on a tax-equivalent basis.

(2)	Interest income from loans includes total fee income of approximately $2,091,000, $1,673,000 and $1,169,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

(3)	For the purpose of these computations, non-accrual loans are included in average loans.

(4)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(5)	Net interest margin is net interest income divided by average interest-earning assets.
          The increase in net interest income for the periods ended December 31, 2006 and 2005 was as follows:

	2006	2005	$ change	% change
Net interest income	$15,883,702	$12,474,554	$3,409,148	27.33%
          The increase in net interest income was attributable primarily to an increase in our interest-earning assets. Additionally, our investment securities portfolio continued to perform above our peer group average during 2006. Continued strong growth in our loan portfolio, particularly real estate secured loans, contributed to higher average outstanding balances of those interest-earning assets and at higher yields than we paid on interest-bearing deposits and borrowings. See the additional discussion under “Discussion of Financial Condition – Loans.”
          We anticipate that the stabilization or reduction in the target Federal Funds Rate will negatively impact our net interest income during future periods because our interest-earning assets typically re-price more frequently than do our interest-bearing liabilities. There is continued upward pressure on the rates we pay for our deposits due to increased local competition. However, if the target Federal Funds Rate were to increase, net interest income will be positively impacted. The interest income we earn on loans is the largest contributing component of net interest income and the Bank’s net interest margin.
          Also contributing to our growth in net interest income during 2006 was the approximately $17,566,000 growth in our portfolio of investment securities, which was funded primarily by the approximately $19.3 million growth in NOW deposit accounts. For the 2006 fiscal year, interest income on investment securities was as follows:

	2006	2005	$ change	% change
Interest income on investment securities	$3,477,158	$2,504,415	$972,743	38.84%
          This increase was primarily attributable to increases in our average investment securities during 2006, in addition to a 34 basis point increase in the net yield on these average balances from 4.31% in 2005 to 4.65% in 2006. See additional discussion under “Discussion of Financial Condition – Investment Securities.”
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2006 Compared to 2005
	Increase (decrease)
	due to change in
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	$4,017	$4,725	$8,742
Interest on securities	258	722	980
Interest on Federal funds sold	63	(8)	55

Total interest income	$4,338	$5,439	$9,777

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	$1,868	$476	$2,344
Interest on time deposits	1,892	852	2,744
Interest on other borrowings	583	697	1,280

Total interest expense	$4,343	$2,025	$6,368

Net interest income	$(5)	$3,414	$3,409

	2005 Compared to 2004
	Increase (decrease)
	due to change in
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	$2,507	$2,420	$4,927
Interest on securities	(70)	901	831
Interest on Federal funds sold	92	55	147

Total interest income	$2,529	$3,376	$5,905

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	$830	$259	$1,089
Interest on time deposits	1,010	385	1,395
Interest on other borrowings	285	346	631

Total interest expense	$2,125	$990	$3,115

Net interest income	$404	$2,386	$2,790
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

          For the year ended December 31, 2006, the provision for loan losses increased by the following:

	2006	2005	$ change	% change
Provision for loan losses	$915,000	$446,000	$469,000	105.16%
          The increase in 2006 was based on management’s evaluation of the overall allowance for loan losses relative to management’s assessment of the risk of losses inherent in our loan portfolio. Due to our limited historical charge off experience and the approximately $96 million increase in total loans during 2006, management has continued to focus on maintaining our allowance for loan losses at levels that reflect the risk associated with the loan portfolio.
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
Noninterest Income
          The increase in other income for the periods ended December 31, 2006 and 2005 was as follows:

	2006	2005	$ change	% change
Noninterest income	$3,246,399	$2,681,961	$564,438	21.05%
          The principal components of noninterest income during 2006 were service charges on deposits, fees associated with credit/debit cards, and income resulting from the increase in the cash surrender value of bank owned life insurance. The increased income due to service charges and credit/debit cards was from the increase in the Bank’s customer base and their continued increased usage of debit and credit cards. The Bank invested approximately $3,761,000 in bank owned life insurance during November 2005 and received the full year’s benefit from this investment during 2006.
Interest Expense and Net Interest Margin
          For the year ended December 31, 2006, total interest expense increased by the following:

	2006	2005	$ change	% change
Interest expense	$13,117,143	$6,749,535	$6,367,608	94.34%
          This year-over-year change resulted primarily from an increase in the interest rates we paid on interest-bearing deposits and short-term borrowings during 2006 relative to 2005. Growth in average balances also contributed to the increase.

          Interest on deposits, the primary component of our total interest expense, increased by the following:

	2006	2005	$ change	% change
Interest on deposits	$10,773,481	$5,685,712	$5,087,769	89.48%
          The increase in interest expense on deposits for 2006 was attributable to both the increase of approximately $72 million in the balance of our interest-bearing deposits in 2006 relative to 2005 and to the repricing of our existing interest-bearing deposits to higher rates during 2006. We anticipate that competition within our market and any rising market interest rates during 2007 will continue to put upward pressure on the rates we pay on interest-bearing deposits during the first half of 2007.
          Interest expense on other borrowings increased by the following:

	2006	2005	$ change	% change
Interest on other borrowings	$2,343,662	$1,063,823	$1,279,839	120.31%
          This increase in interest expense related to other borrowings for 2006 was primarily due to an increase in the average balance due in other borrowed funds, which resulted primarily from an increase of over $14 million in average Federal Home Loan Bank borrowings. The higher cost of borrowed funds due to the increases in the federal funds overnight rate also impacted interest expense. Additionally, the Company had an increase of over $4 million in the average balance of subordinated debentures. Rising interest rates in 2006 caused the cost of borrowed funds to increase for our subordinated debentures and for the Bank’s Federal Home Loan Bank advances and overnight federal funds purchases. The average balance in other borrowed funds increased by approximately $18 million during 2006, which we used to promote our continued growth.
          Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.26% in 2006 versus 4.29% during 2005, a decrease of 3 basis points. The decrease in our net interest margin reflects a decrease in the average spread in 2006 between the rates we earned on our interest-earning assets, which had an increase in overall yield of 118 basis points to 7.79% at December 31, 2006, as compared to 6.61% at December 31, 2005 and the rates we paid on interest-bearing liabilities, which had an increase in the overall rate of 140 basis points to 4.09% at December 31, 2006, versus 2.69% at December 31, 2005. The decrease in our net interest margin during 2006, a year in which the Federal Funds rate increased by a total of 100 basis points during the first half of the year then remain unchanged during the last half of the year reflected this trend. Also, the Bank’s increased reliance on borrowed funds and brokered deposits has caused the net interest margin to remain somewhat depressed due to the higher cost of these funds during the short-term period until core deposits increase. Due to the Federal Funds Rate remaining unchanged during the last half of 2006, pressure has been exerted on the Bank to increase the rates paid on interest-bearing liabilities as they reprice. We anticipate in this current period of stable interest rates that the interest rates the Bank pays on interest-bearing liabilities which consist primarily of interest-bearing deposits, will generally increase while the rates the Bank earns on loans, the principal component of the Bank’s interest-earning assets, will remain fairly stable. Consequently, we believe that our net interest margin generally will continue to decrease over the twelve months ending December 31, 2007, due to competitive pricing pressure on our loans and deposits. The continued increase in non-interest-bearing funding sources (capital and demand deposits) relative to interest-bearing liabilities did have a positive effect on net interest margin in 2006.
Other Expenses
     The increase in non-interest expenses for the periods ended December 31, 2006 and 2005, was as follows:

	2006	2005	$ change	% change
Non-interest expense	$13,022,391	$10,133,432	$2,888,959	28.51%
     The largest component of our non-interest expense, and the greatest contributing factor to the increase in non-interest expense during 2006, was the cost of salaries and employee benefits, which increased by approximately $2,170,000 during 2006. The increase in salaries and employee benefits included normal increases in salaries, group insurance, payroll taxes, profit sharing and employee incentives along with increases directly related to an increased number of employees. The number of full-time equivalent employees increased from 131 at December 31, 2005, to 150 at December 31, 2006. Combined equipment and occupancy expenses increased from $1,611,099 during 2005 to $1,916,184 in 2006 due to our increase in staff and the opening of our branch office in Blount County.
Income Taxes
     For 2006, our income tax expense decreased as follows:

	2006	2005	$ change	% change
Income tax expense	$1,295,337	$1,453,581	($158,244)	(10.89%)
     Our 2006 income tax expense represents an effective tax rate on pre-tax earnings of 24.95%, compared to an effective tax rate of 31.76% for 2005. The Bank’s reduced effective tax rate is due primarily to tax-exempt income generated from municipal bonds and bank owned life insurance, as well as the tax benefits generated from the formation of MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006 the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership invested in a program that generated a tax credit in the amount of approximately $200,000 during 2006.
Discussion of Financial Condition
General Discussion of Our Financial Condition
     Total average assets increased during 2006 as follows:

	2006	2005	$ change	% change
Total average assets	$408,215,671	$319,874,919	$88,340,752	27.62%

Average interest- earning assets	$372,465,000	$290,859,000	$81,606,000	28.06%
Other average assets	$32,079,000	$22,168,000	$9,911,000	44.71%

     The most significant increase in average assets came in the growth of our loan portfolio, as described in more detail below under “Loans.”
     Total average liabilities increased during 2006 as follows:

	2006	2005	$ change	% change
Total average liabilties	$379,904,541	$299,865,936	$80,038,605	26.69%
     The most significant increase in average liabilities came in growth of deposits, as shown in the table below and described in more detail below under “Deposits.”

	2006	2005	$ change	% change
Total average deposits	$328,304,320	$268,722,774	$59,581,546	22.17%

Average non- interest-bearing demand deposits	$54,162,667	$46,187,139	$7,975,528	17.27%

Average interest- bearing demand & savings deposits	$128,128,170	$105,120,140	$23,008,030	21.89%

Average time deposits	$146,013,483	$117,415,495	$28,597,988	24.36%
     The increase in shareholders’ equity for the periods ended December 31, 2006 and 2005, was as follows:

	2006	2005	$ change	% change
Shareholders’ equity	$34,410,863	$29,633,008	$4,777,855	16.12%
     The increase in shareholders’ equity resulted from the exercise of stock options and warrants as well as the increase in net earnings of approximately $3,897,000. Accumulated other comprehensive loss, which represents the net unrealized gains or (losses) on securities available-for-sale, decreased during 2006, as follows:

	2006	2005	$ change	% change
Other comprehensive loss	($697,737)	($842,611)	($144,874)	(17.19%)

Loans
     The increase in loans for the periods ended December 31, 2006 and 2005, was as follows:

	2006	2005	$ change	% change
Loans	$344,708,815	$248,864,088	$95,844,727	38.51%
At December 31, 2005 and 2006, loans comprised 80.1% and 80.3% of our total earning assets, respectively. This increase in our loan portfolio was primarily attributable to strong growth in real estate loans, including commercial and residential real estate loans. Total earning assets as a percent of total assets, were 91.3% at December 31, 2006, compared to 88.2% at December 31, 2005. This increase in total earning assets relative to total assets in 2006 was attributable to the receipt of approximately $8,000,000 in pass through wire transfers on December 30, 2005. These funds increased total assets and subsequently, decreased the total earning assets relative to total assets ratio, which would otherwise have been much closer to the December 31, 2006 ratio.
     Loan Portfolio. Our loan portfolio consisted of the following loan categories and amounts as of the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Commercial, financial, agricultural	$26,062	$15,375	$9,870	$10,489	$7,542
Real estate — construction, development	137,989	80,719	55,618	44,086	39,183
Real estate — mortgage	173,085	144,898	134,272	119,821	93,654
Consumer and other	7,572	7,872	9,418	5,449	5,989

Less allowance for loan losses	3,524	2,634	2,281	2,142	1,595
Loans, net	$341,184	$246,230	$206,897	$177,703	$144,773
     Commercial and consumer loans tend to be more risky than loans that are secured by real estate.

     Maturities and Sensitivities of Loan Portfolio to Changes in Interest Rates. Total loans as of December 31, 2006 are classified in the following table according to maturity or scheduled repricing:

	One year	Over one year	Over three years	Over five
	or less	through three years	through five years	years
	(Dollars in Thousands)
Commercial, financial, agricultural	$22,217	$2,599	$1,234	$12

Real estate — construction, development	114,033	15,342	5,851	2,763

Real estate — mortgage	101,451	44,826	15,863	10,945

Consumer and other	4,646	1,674	1,030	222

Total	$242,347	$64,441	$23,978	$13,942
     Of our loans maturing more than one year after December 31, 2006, approximately $33,587,000 had fixed rates of interest and approximately $70,332,000 had variable rates of interest. At December 31, 2006, loans to sub-dividers/developers were 11.39% and residential speculative builders were 11.44% of total loans, respectively. No other concentrations of credit exceeded ten percent of our total loans.
Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. The Bank’s loan review officer, on a quarterly basis, prepares an analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may advise the bank to make additional provisions to its allowance for loan losses when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the bank’s management.
     Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At December 31, 2006, approximately $121 million in loans, or 35% of total loans, as compared to approximately $88 million in loans, or 35% of total loans at December 31, 2005, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve.
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
     Asset quality improved for the year ended December 31, 2006. Non-accrual loans as a percentage of total loans decreased from 0.04% at December 31, 2005 to 0.00% at December 31, 2006 while the ratio of nonperforming assets to total loans decreased from 0.39% at December 31, 2005 to 0.14% at December 31, 2006. Our allowance for loan losses at December 31, 2006, was approximately $3,524,000, a net increase of approximately $890,000 for the year. As a result of our improved asset quality during 2006, the allowance for loan losses as a percentage of total loans, non-accrual loans and non-performing assets at December 31, 2006 was 1.02%, N/A ($0 non-accrual loan balance) and 749.61%, respectively, compared to 1.06%, 2,862% and 2,862%, respectively, at December 31, 2005. Net charge-offs during 2006 decreased from approximately $93,000 in 2005 to approximately $25,000 in 2006, representing a net charge-off ratio of 0.01% in 2006 compared to 0.04% in 2005. Our management continues to evaluate and adjust our allowance for loan losses to be comparable to our peer banks, and management presently believes the allowance for loan losses is adequate to provide for potential losses in the loan portfolio.

     The following table sets forth, as of the dates indicated, the aggregate value of non-performing loans for the following categories:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$—	$92	$161	$289	$159

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	470	342	21	1,460	46

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	30	95	15	182	2,424
     The following table sets forth the reduction in interest income we experienced in 2006 as a result of non-performance of certain loans during the year:

Interest income that would have been recorded on nonaccrual loans under original terms	$458
Interest income that was recorded on nonaccrual loans	$458
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
     Generally, the Bank does not accrue interest on any loan when principal or interest are in default for 90 days or more unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1-4 family dwelling are ordinarily not subject to those guidelines.
     The Board of Directors may restore a non-accruing loan to an accruing status when principal and interest is no longer due and unpaid, or it otherwise becomes both well secured and in the process of collection. All loans on non-accrual are reported on the Bank’s watch loan list.

     The following table summarizes our loan loss experience and related adjustments to the allowance for loan losses as of the dates and for the periods indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Average balance of loans outstanding	$292,937	$227,874	$188,481	$162,133	$122,177

Balance of allowance for loan losses at beginning of year	2,634	2,281	2,142	1,595	847
Charge-offs:
Commercial, financial, agricultural	—	—	—	10	—
Real estate — construction, development	1	24	—	3	—
Real estate — mortgage	25	40	325	7	27
Consumer and other	23	45	42	187	19

Recoveries:
Commercial, financial, agricultural	—	—	—	10	—
Real estate — construction, development	1	—	17	4	—
Real estate — mortgage	18	10	21	—	—
Consumer and other	5	6	—	5	14

Net charge-offs	25	93	329	188	32
Additions to allowance charged to operations	915	446	468	735	780
Balance of allowance for loan losses at end of year	3,524	2,634	2,281	2,142	1,595
Ratio of net loan charge-offs during the year to average loans outstanding during the year	0.01%	0.04%	0.17%	0.12%	0.03%
     The following table presents our allocation of the allowance for loan losses to the categories of loans in our loan portfolio as of the dates indicated:

	December 31,
	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
		Category To		Category To		Category To		Category To		Category To
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Commercial	$418	7.56%	$225	3.16%	$226	4.72%	$261	5.83%	$171	5.15%
Real estate — construction	$1,331	40.03%	$837	32.43%	$584	26.59%	$495	24.51%	$480	31.66%
Real estate — mortgage	1,669	50.21%	1,502	58.23%	1,411	64.19%	1,347	66.63%	895	59.10%
Consumer, other	106	2.20%	70	6.18%	60	4.50%	39	3.03%	49	4.09%

Total	$3,524	100.00%	$2,634	100.00%	$2,281	100.00%	$2,142	100.00%	$1,595	100.00%
Securities
     The increase in securities for the periods ended December 31, 2006 and 2005, was as follows:

	2006	2005	$ change	% change
Securities	$75,993,695	$58,427,583	$17,566,112	30.06%

     Our investment securities portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.71% of total earning assets and 16.17% of total assets at year-end 2006. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during 2006 was 4.79% versus 4.30% for 2005, an increase of 49 basis points. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income/(loss), decreased by $144,874, net of income taxes, during 2006.
     The growth in our investment securities portfolio during 2006 was attributable to deposit inflows of public funds that are required to be collateralized with these investments that we invested in U.S. government securities. The average yields on these investments generally exceeded the cost of the interest-bearing deposits and borrowings that funded them during 2006. Included in our investment securities portfolio as of December 31, 2006, was approximately $14,641,000 in tax-exempt municipal securities recorded at amortized cost.
     The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and government agencies and corporations	$9,535	$6,502	$9,091

Mortgage-backed securities	51,367	40,851	38,308

Obligations of states and political subdivisions	13,612	9,663	2,307

Total	74,514	57,016	49,706

Securities held to maturity:

Obligations of states and political subdivisions	1,480	1,411	999
The carrying amounts of securities in each category as of December 31, 2006, are shown in the following table according to maturity classifications:

	Maturity
	One year or		After one year		After five years		After ten
	less	Yield	through five years	Yield	through ten years	Yield	years	Yield
	(Dollars in Thousands)
U.S. Treasury and government agencies and corporations	$0	0.00%	$3,229	4.25%	$2,389	3.14%	$3,917	5.15%
Mortgage-backed securities	0	0.00%	0	0.00%	8,936	11.76%	42,432	55.84%
Obligations of state and political subdivisions	0	0.00%	1022	1.34%	3,016	3.97%	11,053	14.54%

Total	$0		$4,251		$14,341		$57,402

     We did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2006, except for securities of U.S. Government or U.S. Government agencies
Deposits
     Asset growth during 2006 was funded primarily by the increase in deposits for the periods ended December 31, 2006 and 2005, shown below:

	2006	2005	$ change	% change
Total deposits	$361,729,293	$283,123,790	$78,605,503	27.76%
     The increase in total deposits was distributed as follows between interest-bearing and non-interest-bearing deposits:

	2006	2005	$ change	% change
Interest-bearing deposits	$301,713,772	$229,578,802	$72,134,970	31.42%
Non-interest- bearing deposits	$60,015,521	$53,544,988	$6,470,533	12.08%
     The increase in interest-bearing deposits occurred in the following accounts:

	2006	2005	$ change	% change
NOW accounts	$76,069,791	$56,758,028	$19,311,763	34.02%

Time deposits	$171,702,308	$121,848,466	$49,853,842	40.91%

Money market accounts	$45,666,777	$43,356,326	$2,310,451	5.33%

Savings	$8,274,896	$7,615,982	$658,914	8.65%
     Brokered deposits are certificates of deposit acquired from approved brokers on basically the same terms as deposits acquired in the local market. Brokered deposits, which are included in time deposits, increased during 2006 as follows:

	2006	2005	$ change	% change
Brokered deposits	$51,378,530	$23,099,738	$28,278,792	122.42%
     The Bank will continue to rely upon these brokered deposits going forward due to the increasing loan demand. The average cost of our brokered deposits at December 31, 2006 was 4.33%. During 2007, maturing deposits are being replaced at an average rate of 5.00%, a 67 basis point increase over the 2006 average, with maturities ranging from 12 to 24 months.

     The average balances of deposit accounts by category and the average rates paid thereon are presented below for the periods indicated:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$54,163	0%	$46,187	0%	$35,816	0%
Interest-bearing demand deposits	120,268	3.72%	98,356	2.18%	79,254	1.33%
Savings deposits	7,860	0.61%	6,764	0.59%	6,112	0.59%
Time deposits	146,013	4.28%	117,416	2.98%	99,664	2.12%

Total	$328,304		$268,723		$220,846

     The balances in time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006, are shown below by time remaining until maturity:

(Dollars in
Thousands)
Three months or less	$32,288
Over three months through six months	24,062
Over six months through 12 months	30,704
Over 12 months	30,622

Total	$117,676
     Average balances of interest-bearing demand and savings deposits increased during 2006 as follows:

	2006	2005	$ change	% change
Average interest- bearing demand and savings	$128,128,170	$105,120,140	$23,008,030	21.89%
     The average rate paid on these interest-bearing demand and savings deposits in 2006 was 3.53% up from 2.08% in 2005.
     We also continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for 2006 was 3.93%, up from 2.55% in the prior year.

     The table below sets forth the total balances of deposits by type as of December 31, 2006 and 2005, and the percent change in balances over the intervening period:

	December 31,		%
	2006	2005	CHANGE
	(in thousands)
Non-Interest bearing accounts	$60,015	$53,545	12.1%

NOW Accounts	76,070	56,758	34.0%

Money Market Accounts	45,667	43,356	5.3%

Savings Accounts	8,275	7,616	8.7%

Certificates of Deposits	162,849	115,190	41.4%

Individual Retirement Accounts	8,853	6,659	33.0%

Total Deposits	$361,729	$283,124	27.8%
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
     The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2006. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in the period in which they are scheduled to mature while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity dates.

Analysis of Interest Sensitivity
As of December 31, 2006
(Dollars in Thousands)

	0 – 3	3 - 12	1 - 3	Over 3
	Months	Months	Years	Years	Total
Federal funds sold	$1,679	$0	$0	$0	$1,679
Securities	1,953	5,859	16,481	51,701	75,994
Loans (1)	213,136	44,604	55,974	30,995	344,709

Total interest-earning assets	$216,768	$50,463	$72,455	$82,696	$422,382

Interest-bearing liabilities:
Interest-bearing demand deposits	121,737	0	0	0	121,737
Savings	8,275	0	0	0	8,275
Time deposits	47,802	86,263	24,578	13,059	171,702
Other borrowings	24,825	12,000	7,760	7,700	52,285

Total interest-bearing liabilities	$202,639	$98,263	$32,338	$20,759	$353,999

Interest rate sensitivity gap	$14,129	$(47,800)	$40,117	$61,937	$68,383

Cumulative interest rate sensitivity gap	$14,129	$(33,671)	$(6,446)	$68,383

Interest rate sensitivity gap ratio	6.52%	(94.72%)	55.37%	74.90%

Cumulative interest rate sensitivity gap ratio	6.52%	(12.60%)	(1.90%)	16.19%

(1)	Includes nonaccrual loans.
     In the first half of 2006 the Federal Reserve raised the targeted federal funds rate and the discount rate four times, for a total of 1.00%.
     At December 31, 2006, the Bank’s cumulative one-year interest rate sensitivity gap ratio was (12.60%), which would tend to indicate that our interest-earning assets will re-price during this period at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to repricing during a given period will in fact experience significant repricing even as market rates change. For example, we have a base of core deposits consisting of interest-bearing checking accounts, money market accounts and passbook savings accounts whose average balances and interest rates paid generally fluctuate very little with changes in the levels of market interest rates. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. More than $63 million of the deposits reflected in the table above as repricing within the first three months of 2007 fall into this category of interest-bearing liabilities that have low interest rate variability relative to changes in market rates of interest. Because the effects of these categories of interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will be fairly stable in a near term static interest rate environment because the interest rates we are required to pay on these interest-bearing deposit accounts will not increase more than the interest rates we earn on loans.

Return on Assets and Equity
     The following table summarizes our return on average assets and return on average equity as well as our dividend payout ratio for the years ended December 31, 2006, 2005 and 2004:

	For the Years Ended
	December 31,
	2006	2005	2004
Return on Average Assets	0.95%	0.98%	0.85%
Return on Average Equity	11.26%	16.87%	14.53%
Average Equity as a Percentage of Average Assets	8.48%	5.79%	7.07%
Dividend Payout Ratio	0.00%	0.00%	0.00%
Capital Adequacy and Liquidity
     Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a market that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $29 million as of December 31, 2006, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $50 million from the FHLB of Cincinnati that the Bank uses to meet short-term liquidity demands.
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
     The Bank’s capital for regulatory purposes differs from the Bank’s equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. :
     Total capital at the Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.

     The table below sets forth the Bank’s capital ratios as of the periods indicated:

	December 31, 2006	December 31, 2005
Tier 1 Risk-Based Capital	11.33%	12.06%
Regulatory Minimum	4.00	4.00
Well-capitalized	6.00	6.00
Total Risk-Based Capital	12.22%	13.02%
Regulatory Minimum	8.00	8.00
Well-capitalized	10.00	10.00
Tier 1 Leverage	9.99%	9.57%
Regulatory Minimum	4.00	4.00
Well-capitalized	5.00	5.00
     In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. In June 2006, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust II. This subsidiary issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trusts’ sale of trust preferred securities by issuing junior subordinated debentures to the trusts. Under the Financial Accounting Standards Board’s revised Interpretation No. 46 (FIN 46R), the trust subsidiaries must be deconsolidated with the Company for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s current rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will continue to treat the eligible portion of its $13 million of trust preferred securities as Tier 1 capital.
     The Company’s sale of 416,500 shares of common stock during the third quarter of 2005 resulted in an increase in capital of approximately $9,896,500. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that have an exercise price of $25.20 per warrant. The five percent stock dividend issued during June 2006 and the five percent stock dividend issued during February 2007 have increased the number of warrants outstanding to 443,523 with an exercise price of $22.86. The warrants are currently exercisable and must be exercised no later than two years from the date of the sale. If all warrants were exercised, shareholder’s equity would increase by approximately $10,500,000. The increase in shareholder’s equity should keep both the Company and the Bank well-capitalized under regulatory standards and allow for future growth for approximately three to five years.
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
     The following is a summary of the Bank’s commitments outstanding at December 31, 2006 and 2005.

	(Dollars in thousands)
	2006	2005
Commitments to extend credit	$110,963	$86,283
Standby letters of credit	12,250	4,084

Totals	$123,213	$90,367
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased during 2006 as follows:

	2006	2005	$ change	% change
Commitments	$75,694,000	$57,512,000	$18,182,000	31.61%
     This increase in commitments from 2005 to 2006 was due to the continued increase in the development of property in Sevier County, and our success in attracting new customers.

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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company has evaluated the provisions of SFAS No. 123(R) to determine its impact on the Company’s consolidated financial statements in future periods. Beginning in 2006, the Bank began expensing stock options granted that have not vested as of January 1, 2006. The amount recorded as an expense did not have a material impact on the financial statements of the Company. The stock option expense recorded during 2006 was $67,706 and the projected stock option expense for 2007 is $90,000.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by

SFAS No. 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The FASB issued interpretive guidance in SFAS No. 133 during January 2007, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets,” in which the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS No. 155 when the interest met both of the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than embedded derivative that results solely from the embedded call options in the underlying financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS No. 133. The guidance in DIG Issue B40 is effective upon the adoption of SFAS No. 155. As of December 31, 2006, the Company did not have any hybrid financial instruments which were previously bifurcated under SFAS No. 133 and the guidance provided for in DIG Issue B40 is expected to allow the Company to continue to purchase mortgage-backed securities without applying the bifurcation requirements of SFAS No. 155. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial statements.
     In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s retained earnings.
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This consensus concludes that for an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to post-retirement periods, an employer should recognize a liability for future benefits in accordance with FAS No. 106 or Accounting Principles Board Opinion No. 12. The effective date for this change will be for fiscal years beginning after December 15, 2007, and the adoption of this change is not expected to have a material impact on the Company’s financial statements.
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
Changes in Internal Control over Financial Reporting
     During the fourth quarter of 2006 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     The information appearing under the headings “Proposal #1 Election of Directors,” “Additional Information Concerning the Company’s Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2007 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 1, 2007, is incorporated herein by reference.
ITEM 10. EXECUTIVE COMPENSATION
     The information appearing under the heading “Proposal #1 Election of Directors” and “Compensation of Named Executive Officers and Directors” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2007 Proxy Statement is incorporated herein by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information appearing under the headings “Certain Relationships and Transactions” and “Proposal #1 Election of Directors” in the 2007 Proxy Statement is incorporated herein by reference.
ITEM 13. EXHIBITS
     (a) The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization dated March 28, 2003, by and between the Registrant and Mountain National Bank (included as Exhibit 2.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

2.2	Amendment to Plan of Reorganization dated July 1, 2003 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.1	Charter of Incorporation of the Registrant, as amended (included as Exhibit 3.1 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (included as Exhibit 3.2 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

10.1	Stock Option Plan of the Registrant, as amended (included as Exhibit 10.1 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.2	Stock Option Agreement of Dwight B. Grizzell (assumed by Registrant)

Exhibit No.	Description of Exhibit
(included as Exhibit 10.3 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.3	Form of Warrant Agreement (included as Exhibit 10.5 to the Registrant’s Form SB-2/A filed with the Commission on August 23, 2005)

10.4	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Dwight Grizzell (included as Exhibit 10.2 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.5	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Grace McKinzie (included as Exhibit 10.3 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.6	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Michael Brown (included as Exhibit 10.4 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

     The Company is a party to certain agreements entered into in connection with the offering by MNB Capital Trust I of an aggregate of $5,500,000 in trust preferred securities and the offering by MNB Capital Trust II of an aggregate of $7,500,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-KSB. In accordance with Item 601(b)(4)(ii) of Regulation S-B, and because the total amount of the trust preferred securities is not in excess of 10% of the Company’s total assets, the Company has not filed the various documents and agreements associated with the trust preferred securities herewith. The Company has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Securities and Exchange Commission upon request.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under the caption “Proposal #2 — Ratification of Independent Registered Public Accounting Firm” in the 2007 Proxy Statement is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC. (Registrant)

By:	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer
Date: April 2, 2007
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dwight B. Grizzell	Date: April 2, 2007
Dwight B. Grizzell, President,
Chief Executive Officer and Director

/s/ Richard A. Hubbs	Date: April 2, 2007
Richard A. Hubbs, Senior Vice President and Chief Financial Officer

/s/ James E. Bookstaff	Date: April 2, 2007
James E. Bookstaff, Director

/s/ Gary A. Helton	Date: April 2, 2007
Gary A. Helton, Director

/s/ Charlie R. Johnson	Date: April 2, 2007
Charlie R. Johnson, Director

/s/ Sam L. Large	Date: April 2, 2007
Sam L. Large, Director

/s/ Jeffrey J. Monson	Date: April 2, 2007
Jeffrey J. Monson, Director

/s/ Linda N. Ogle	Date: April 2, 2007
Linda N. Ogle, Director

/s/ Michael C. Ownby	Date: April 2, 2007
Michael C. Ownby, Director

/s/ John R. Parker	Date: April 2, 2007
John R. Parker, Director

/s/ Ruth Reams	Date: April 2, 2007
Ruth Reams, Director

MOUNTAIN NATIONAL BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Mountain National Bancshares, Inc.
We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 30, 2007

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and due from banks	$11,717,179	$17,866,025
Federal funds sold	1,679,000	2,032,000

Total cash and cash equivalents	13,396,179	19,898,025

Securities available for sale	74,514,075	57,016,193
Securities held to maturity, fair value $1,577,130 in 2006 and $1,391,330 in 2005	1,479,620	1,411,390
Restricted investments, at cost	2,621,167	1,628,868
Loans, net of allowance for loan losses of $3,524,374 in 2006 and $2,634,175 in 2005	341,184,441	246,229,914
Investment in partnership	4,093,228	—
Premises and equipment	19,944,484	15,650,863
Accrued interest receivable	2,638,219	1,524,665
Cash surrender value of life insurance	8,314,168	7,814,279
Other assets	1,796,435	1,474,704

Total assets	$469,982,016	$352,648,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$60,015,521	$53,544,988
NOW accounts	76,069,791	56,758,028
Money market accounts	45,666,777	43,356,326
Savings accounts	8,274,896	7,615,982
Time deposits	171,702,308	121,848,466

Total deposits	361,729,293	283,123,790

Federal funds purchased	15,575,000	1,500,000
Securities sold under agreements to repurchase	5,860,386	3,379,006
Accrued interest payable	956,224	434,341
Subordinated debentures	13,403,000	5,671,000
Federal Home Loan Bank advances	36,710,212	22,509,744
Other liabilities	1,337,038	6,398,012

Total liabilities	435,571,153	323,015,893

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 1,943,428 shares at December 31, 2006 and 1,801,748 shares at December 31, 2005	1,943,428	1,801,748
Additional paid-in capital	27,096,848	23,689,964
Retained earnings	6,068,324	4,983,907
Accumulated other comprehensive loss	(697,737)	(842,611)

Total shareholders’ equity	34,410,863	29,633,008

Total liabilities and shareholders’ equity	$469,982,016	$352,648,901

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006 and 2005

	2006	2005
INTEREST INCOME
Loans	$25,286,787	$16,545,038
Taxable securities	2,947,926	2,108,720
Tax-exempt securities	529,232	395,695
Federal funds sold and deposits in other banks	236,900	174,636

Total interest income	29,000,845	19,224,089

INTEREST EXPENSE
Deposits	10,773,481	5,685,712
Federal funds purchased	149,443	38,563
Repurchase agreements	101,947	64,165
Federal Home Loan Bank advances	1,343,901	610,943
Subordinated debentures	748,370	350,152

Total interest expense	13,117,142	6,749,535

Net interest income	15,883,703	12,474,554

Provision for loan losses	915,000	446,000

Net interest income after provision for loan losses	14,968,703	12,028,554

NONINTEREST INCOME
Service charges on deposit accounts	1,293,026	1,141,994
Other fees and commissions	1,019,664	890,742
Gain on sale of mortgage loans	424,536	400,657
Gain on securities available for sale, net	—	55,378
Other noninterest income	509,173	187,313

Total noninterest income	3,246,399	2,676,084

NONINTEREST EXPENSE
Salaries and employee benefits	7,542,991	5,372,600
Occupancy expenses	956,688	851,855
Other operating expenses	4,522,713	3,903,100

Total noninterest expense	13,022,392	10,127,555

Income before income taxes	5,192,710	4,577,083

Income taxes	1,295,337	1,453,581

Net income	$3,897,373	$3,123,502

EARNINGS PER SHARE
Basic	$2.03	$1.90
Diluted	$1.88	$1.73
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Loss	Equity
BALANCE, January 1, 2005		$1,268,614	$12,059,704	$3,400,852	$(190,257)	$16,538,913
Exercise of stock options, 58,600 shares (adjusted for 5% stock dividend)		53,152	674,677			727,829
5% stock dividend		63,482	1,460,720	(1,540,447)		(16,245)
Issuance of Common Stock		416,500	9,494,863			9,911,363
Comprehensive income:
Net income	$3,123,502			3,123,502		3,123,502
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(652,354)	—	—	—	(652,354)	(652,354)

Total comprehensive income	$2,471,148

BALANCE, December 31, 2005		1,801,748	23,689,964	4,983,907	(842,611)	29,633,008

Exercise of stock options, 39,291 shares (adjusted for 5% stock dividend)		35,880	296,895			332,775
Exercise of stock warrants, 15,668 shares (adjusted for 5% stock dividend)		14,922	343,206			358,128
5% stock dividend		90,878	2,699,077	(2,812,956)		(23,001)
Share-based compensation			67,706			67,706
Comprehensive income:
Net income	$3,897,373			3,897,373		3,897,373
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	144,874	—	—	—	144,874	144,874

Total comprehensive income	$4,042,247

BALANCE, December 31, 2006		$1,943,428	$27,096,848	$6,068,324	$(697,737)	$34,410,863

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,897,373	$3,123,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,016,841	913,490
Net realized gains on securities available for sale	—	(55,378)
Net amortization on securities	219,270	290,013
Provision for loan losses	915,000	446,000
Gain on sale of other real estate	(29,095)	(9,201)
Deferred Income Taxes	(302,492)	(98,247)
Gross mortgage loans originated for sale	(43,014,644)	(40,599,140)
Gross proceeds from sale of mortgage loans	42,354,341	41,683,581
Gain on sale of mortgage loans	(424,536)	(400,657)
Increase in cash surrender value of life insurance	(307,101)	(122,672)
Share-based compensation	67,706	—
Activity in held-to-maturity securities:
Increase due to accretion	(68,230)	(53,577)
Change in operating assets and liabilities:
Accrued interest receivable	(1,113,554)	(483,346)
Accrued interest payable	521,883	208,746
Other assets and liabilities	(5,237,305)	5,474,005

Net cash (used)/provided in operating activities	(1,504,543)	10,317,119

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	9,009,587	18,712,335
Purchases	(26,581,864)	(26,908,968)
Activity in held-to-maturity securities:
Purchases	—	(358,930)
Purchases of other investments	(992,299)	(361,563)
Investment in partnership	(4,093,228)	—
Loan originations and principal collections, net	(94,784,688)	(40,462,915)
Purchase of premises and equipment	(5,310,462)	(1,683,355)
Purchase of life insurance	(192,788)	(3,760,994)
Proceeds from sale of other real estate	186,185	596,194

Net cash used in investing activities	(122,759,557)	(54,228,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	78,605,503	38,051,771
Proceeds from Federal Home Loan Bank advances	32,250,000	24,100,000
Matured Federal Home Loan Bank advances	(18,049,532)	(11,140,256)
Net increase/(decrease) in federal funds purchased	14,075,000	(7,125,000)
Net increase in securities sold under agreements to repurchase	2,481,380	529,439
Proceeds from sale of stock options and warrants	690,903	10,639,191
Proceeds from issuance of subordinated debentures	7,732,000	—
Dividends	(23,001)	(16,245)

Net cash provided by financing activities	117,762,253	55,038,900

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(6,501,847)	11,127,823
CASH AND CASH EQUIVALENTS, beginning of year	19,898,025	8,770,202

CASH AND CASH EQUIVALENTS, end of period	$13,396,178	$19,898,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$12,595,260	$6,540,789
Cash paid during the period for taxes	$1,590,000	$1,677,906
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 1. Summary of Significant Accounting Policies
The accounting and reporting policies of Mountain National Bancshares, Inc. and its subsidiaries (the “Company”) conform to generally accepted accounting principles in the United States of America and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:
Nature of operations and geographic concentration:
The Company is a bank-holding company which owns all of the outstanding common stock of Mountain National Bank (the “Bank”). The Bank provides a variety of financial services through its branch offices located in Sevier and Blount County, Tennessee. The Bank’s primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.
Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s principal subsidiary is Mountain National Bank. All material intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the financial statements.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 1. Summary of Significant Accounting Policies (continued)
Use of estimates: (continued)
Due to the predominance of the tourism industry in Sevier County, a significant portion of our commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks and financial institutions in other market areas.
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may advise the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.
Statements of cash flows:
The Company considers all cash and amounts due from depository institutions and Federal Funds sold to be cash equivalents for purposes of the statements of cash flows. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased and repurchase agreements.
Investment Securities:
Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.
Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at market value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.
The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the level- yield method over the period to maturity.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 1. Summary of Significant Accounting Policies (continued)
Investment Securities: (continued)
Restricted equity securities include common stock of the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank stock. These securities are carried at cost.
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
Loans held for sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage servicing rights are sold with the related loan. Loans held for sale totaled $1,558,857 and $474,018 at December 31, 2006 and 2005, respectively, and are included with loans on the balance sheet.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
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
Reserve for unfunded Commitments:
The reserve for unfunded commitments represents the estimate for probable credit losses inherent in these commitments to extend credit. Unfunded commitments to extend credit include standby letters of credit and commitments to fund available lines of credit. The process used to determine the reserve for unfunded commitments is consistent with the process for determining the allowance for loan losses and the reserve is included in other liabilities.
Investment in Partnership:
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
Premises and equipment:
Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and the declining balance methods based on the estimated useful lives of the assets. Useful lives range from three to forty years for premises and improvements, and from three to ten years for furniture and equipment. Maintenance and repairs are expensed as incurred

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 1. Summary of Significant Accounting Policies (continued)
Premises and equipment: (continued)
while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.
Other real estate owned:
Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Other real estate owned also includes excess Bank property from acquisition of land used for the construction of Bank branches. Costs of significant property improvements are capitalized. Costs relating to holding property are expensed. Other real estate owned totaled $500,000 and $250,000 at December 31, 2006 and 2005, respectively, and is included in other assets on the balance sheet.
Income taxes:
Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected using enacted income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. See discussion regarding income tax positions under “Note 18 – Recent Accounting Pronouncements” that describes the Company’s accounting policy for tax positions effective January 1, 2007.
Advertising costs:
The Company expenses all advertising costs as incurred. Advertising expense was $342,619 and $229,600 for the years ended December 31, 2006 and 2005, respectively. The increase in advertising expense was primarily due to the Bank’s expansion into the Blount County market.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 1. Summary of Significant Accounting Policies (continued)
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
Retirement plans:
Employee 401(k) and profit sharing plan expense is the amount of matching contributions made by the Company pursuant to the Company’s 401(k) benefit plan. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.
Earnings per common share:
Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.
Comprehensive income:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 1. Summary of Significant Accounting Policies (continued)
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
Dividend restriction:
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. (See “Note 15 – Regulatory Matters” for more specific disclosure.)
Reclassifications:
Certain amounts reported in the 2005 financial statements have been reclassified to conform to the 2006 presentation.
Stock-based compensation:
At December 31, 2006, the Company has a stock-based compensation plan, which is described more fully in “Note 14 – Stock Options and Warrants.” The Company adopted the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006, using the modified prospective method. Under this method, stock-based awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123 (R). Expense is recognized for unvested awards that were granted prior to January 1, 2006 based upon the fair value determined at the grant date under SFAS 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) The effect of adopting this accounting pronouncement reduced 2006 net income before and after tax by $67,706 and reduced basic and diluted earnings per share by $0.03 and $0.02, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 1. Summary of Significant Accounting Policies (continued)
Stock-based compensation: (continued)
Prior to the adoption of SFAS 123 (R), the Company applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plan. No stock-based employee compensation was reflected in net income as all options granted under this plan had an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

2005
Net income, as reported	$3,123,502
Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(66,314)

Pro forma net income	$3,057,188

Earnings per share:
Basic-as reported	$1.90

Basic-pro forma	$1.86

Diluted-as reported	$1.73

Diluted-pro forma	$1.69

Segment reporting:
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). SFAS 131 permits aggregation or combination of segments that have similar characteristics. In the Company’s operations, each branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 2. Securities
Securities have been classified in the balance sheet according to management’s intent as securities held to maturity or securities available for sale. The amortized cost and approximate market value of securities at December 31, 2006 and 2005 are as follows:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government securities	$244,804	$—	$(1,757)	$243,047
U.S. Government agencies	9,373,006	15,888	(97,387)	9,291,507
Obligations of states and political subdivisions	13,661,394	19,863	(69,533)	13,611,724
Mortgage-backed securities	52,192,757	120,799	(945,759)	51,367,797

	$75,471,961	$156,550	$(1,114,436)	$74,514,075

Securities held to maturity:
Obligations of states and political subdivisions	$1,479,620	$97,510	$—	$1,577,130

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government securities	$241,900	$—	$(64)	$241,836
U.S. Government agencies	6,410,586	—	(151,152)	6,259,434
Obligations of states and political subdivisions	9,640,394	260,848	(238,326)	9,662,916
Mortgage-backed securities	41,999,996	692	(1,148,681)	40,852,007

	$58,292,876	$261,540	$(1,538,223)	$57,016,193

Securities held to maturity:
Obligations of states and political subdivisions	$1,411,390	$—	$(20,060)	$1,391,330

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 2. Securities (continued)
Securities with unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
December 31,2006:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss
U.S. Government securities	$243,047	$(1,757)	$—	$—	$243,047	$(1,757)
U.S. Government agencies	995,625	(449)	6,315,413	(96,938)	7,311,038	(97,387)
Obligations of states and political subdivisions	5,108,969	(23,492)	3,407,529	(46,041)	8,516,498	(69,533)
Mortgage-backed securities	9,274,782	(38,301)	33,134,818	(907,458)	42,409,600	(945,759)

Total temporarily impaired	$15,622,423	$(63,999)	$42,857,760	$(1,050,437)	$58,480,183	$(1,114,436)

December 31, 2005:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss
U.S. Government securities	$241,836	$(64)	$—	$—	$241,836	$(64)
U.S. Government agencies	1,960,313	(36,348)	4,299,122	(114,804)	6,259,435	(151,152)
Obligations of states and political subdivisions	9,409,585	(236,993)	486,325	(21,393)	9,895,910	(258,386)
Mortgage-backed securities	18,762,358	(342,952)	22,021,668	(805,729)	40,784,026	(1,148,681)

Total temporarily impaired	$30,374,092	$(616,357)	$26,807,115	$(941,926)	$57,181,207	$(1,558,283)

The Company does not believe that gross unrealized losses as of December 31, 2006 represent an other-than-temporary impairment.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 2. Securities (continued)
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
The gross unrealized losses reported for mortgage-backed securities relate primarily to investment securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and state and local municipalities. Total gross unrealized losses, which represent 1.2% of the amortized cost basis of the Company’s total investment securities, were primarily attributable to changes in interest rates and not due to the credit quality of the investment securities. The Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.
At December 31, 2006 and 2005, securities with a carrying value of approximately $57,336,000 and $41,036,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2006 and 2005, the carrying amount of securities pledged to secure repurchase agreements was approximately $7,673,000 and $4,050,000, respectively.
The amortized cost and estimated market value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due more than one year through five years	4,257,203	4,250,425	—	—
Due more than five years through ten years	5,441,926	5,405,110	—	—
Due after ten years	13,580,075	13,490,743	1,479,620	1,577,130
Mortgage-backed securities	52,192,757	51,367,797	—	—

	$74,471,961	$74,514,075	$1,479,620	$1,577,130

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 2. Securities (continued)
Proceeds from the sale of securities available for sale were $0 for 2006 and $15,403,878 for 2005. Gross gains realized on those sales were $0 in 2006 and $61,255 in 2005. Gross losses on those sales were $0 in 2006 and $5,877 in 2005.
Note 3. Loans and Allowance for Loan Losses
At December 31, 2006 and 2005, the Bank’s loans consist of the following (in thousands):

	2006	2005
Mortgage loans on real estate:
Residential 1-4 family	$50,042,141	$45,399,332
Residential multifamily	4,505,251	4,745,163
Commercial	92,814,521	76,865,481
Construction	137,988,968	80,718,991
Second mortgages	3,545,056	2,630,052
Equity lines of credit	22,178,562	15,258,439

	311,074,499	225,617,458

Commercial loans	26,062,248	15,375,236

Consumer installment loans:
Personal	5,750,604	6,402,307
Credit cards	1,821,464	1,469,088

	7,572,068	7,871,395

Total loans	344,708,815	248,864,089
Less: Allowance for loan losses	(3,524,374)	(2,634,175)

Loans, net	$341,184,441	$246,229,914

A summary of transactions in the allowance for loan losses for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Balance, beginning of year	$2,634,175	$2,280,554

Provision for loan losses	915,000	446,000
Loans charged-off	(48,957)	(108,904)
Recoveries of loans previously charged-off	24,156	16,525

Balance, end of year	$3,524,374	$2,634,175

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 3. Loans and Allowance for Loan Losses (continued)
The Bank’s only significant concentration of credit at December 31, 2006 occurred in real estate loans, which totaled approximately $311,074,000. While real estate loans accounted for 90 percent of total loans, these loans were primarily residential mortgage loans, commercial loans secured by commercial properties and consumer loans. A large portion of these loans are for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.

Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $12,176,000 and $9,278,000 at December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the activity in these loans included new borrowings approximately of $6,724,000 and repayments of approximately $3,238,000.
Individually impaired loans were as follows:

	2006	2005
Year-end loans with allocated allowance for loan losses	$1,677,832	$902,422

Allowance for loan losses on impaired loans	235,400	48,378

Average of individually impaired loans during the year	1,543,670	767,682
Nonperforming loans were as follows:

	2006	2005
Loans past due over 90 days still on accrual	$470,162	$342,400
Nonaccrual loans	—	92,031
Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.
Impaired loans without a valuation allowance were insignificant in relation to the Bank’s loan portfolio at December 31, 2006 and 2005.
Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ended December 31, 2006 and 2005.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 4. Bank Premises and Equipment
A summary of Bank premises and equipment at December 31, 2006 and 2005, is as follows:

	2006	2005
Land	$7,952,709	$3,872,631
Buildings and improvements	10,772,348	10,423,195
Furniture, fixtures and equipment	5,380,975	4,545,497

	24,106,033	18,841,323
Accumulated depreciation	(4,161,549)	(3,190,460)

	$19,944,484	$15,650,863

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $1,016,841 and $913,490, respectively.
Note 5. Deposits
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006, was approximately $117,528,000.
At December 31, 2006, the scheduled maturities of time deposits for each of the five years subsequent to December 31, 2006 were as follows:

2007	$134,065,048
2008	16,185,886
2009	8,392,093
2010	6,645,462
2011	6,413,819

Total	$171,702,308

Deposits of employees, officers and directors totaled approximately $11,412,000 at December 31, 2006 and $11,513,000 at December 31, 2005.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 6. Income Taxes
Income tax expense in the statements of income for the years ended December 31, 2006 and 2005, consists of the following:

	2006	2005
Current tax expense	$1,597,829	$1,551,828
Deferred tax expense (benefit)	(302,492)	(98,247)

Income tax expense	$1,295,337	$1,453,581

Income tax expense differs from amounts computed by applying the Federal income tax statutory rates of 34% in 2006 and 2005 to income before income taxes. A reconciliation of the differences for the twelve months ended December 31, 2006 and 2005 is as follows:

	2006	2005
Expected tax at statutory rates	$1,766,000	$1,556,000

Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax	(97,308)	28,973
Increase in cash surrender value of life insurance	(104,414)	(41,700)
Tax exempt interest	(178,324)	(134,000)
General business credits, net of basis reduction	(132,000)	—
Other	41,383	44,308

Income tax expense	$1,295,337	$1,453,581

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,055,168	$733,367
Deferred compensation	121,653	60,401
Unrealized loss on securities available for sale	260,150	434,072
Other	86,817	—

Total deferred tax assets	1,523,788	1,227,840

Deferred tax liabilities:
Accelerated depreciation	(458,602)	(485,863)
Prepaid expenses	(226,433)	(121,903)
Other	(180,854)	(90,745)

Total deferred tax liabilities	(865,889)	(698,511)

Net deferred tax asset	$657,899	$529,329

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 6. Income Taxes (continued)
The Bank has a Tennessee net operating loss carryforward of approximately $1,592,000 which will expire in 2021 if not offset by future taxable income.
Note 7. Federal Home Loan Bank Advances
The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (“FHLB”) that provides short-term and long-term funding to the Bank in an amount up to $50,000,000. The Bank’s portfolio of one to four single-family mortgages has been pledged as collateral for any advances based upon an agreement requiring a collateral-to-loan ratio of 135%. Maturities of the notes payable for each of the years subsequent to December 31, 2006 are as follows: $21,362,642 in 2007, $7,447,570 in 2008, $0 in 2009, $200,000 in 2010, $7,500,000 in 2011 and $200,000 in 2012. These advances are subject to prepayment penalties that vary according to the type of advance.

FHLB advances consisted of the following at December 31:	2006	2005
Short-term advance requiring monthly interest payments at 5.34% variable, principal due in January 2007	4,250,000	—

Short-term advance requiring monthly interest payments at 5.34% variable, principal due in January 2007	1,000,000	—

Long-term advance requiring monthly interest payments at 5.43% fixed, principal due in November 2007	7,000,000	—

Long-term callable advance requiring monthly interest payments at 4.39% fixed, principal due in November 2011	7,500,000	—

Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in December 2012	200,000	200,000

Long-term advance requiring monthly interest payments at 4.32% fixed, principal due in June 2010	200,000	200,000

Long-term advance requiring monthly interest payments at 4.83% fixed, principal due in October 2008	3,000,000	3,000,000

Long-term advance requiring monthly principal and interest payments at 4.20% fixed, remaining principal due in July 2008	1,860,212	1,959,744

Long-term advance requiring monthly interest payments at 4.15% fixed, principal due in June 2008	2,500,000	2,500,000

Long-term advance requiring monthly interest payments at 4.12% fixed, principal due in June 2008	200,000	200,000

Long-term advance requiring monthly interest payments at 4.84% fixed, principal due in December 2007	2,500,000	2,500,000

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Note 7. Federal Home Loan Bank Advances (continued)

Long-term advance requiring monthly interest payments at 4.06% fixed, principal due in June 2007	2,500,000	2,500,000

Long-term advance requiring monthly interest payments at 5.80% variable, principal due in March 2007	4,000,000	4,000,000

Long-term advance requiring monthly interest payments at 3.44% fixed, principal due in December 2006	—	2,500,000

Long-term advance requiring monthly interest payments at 3.12% fixed, principal due in August 2006	—	2,950,000

	$36,710,212	$22,509,744

Note 8. Subordinated Debentures
During November 2003, the Company issued floating rate subordinated debt securities totaling $5,671,000. Interest on these debt securities is payable quarterly at the three-month LIBOR rate plus 305 basis points and was 8.420% at December 31, 2006. The entire principal balance is due December 31, 2033, and principal may be repaid without penalty at any time after December 31, 2008.
During June 2006, the Company issued additional floating rate subordinated debt securities totaling $7,732,000. Interest on these debt securities is payable quarterly at the three-month LIBOR rate plus 160 basis points and was 6.974% at December 31, 2006. The entire principal balance is due July 7, 2036, and principal may be repaid without penalty at any time after July 7, 2011.
Note 9. Securities Sold under Agreements to Repurchase
Securities sold under agreements to repurchase are variable rate financing arrangements with no fixed maturity. Upon cancellation of the agreement, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006	2005
Weighted average borrowing rate at year-end	2.67%	1.04%
Weighted average borrowing rate during the year	2.13%	1.50%
Average daily balance during the year	4,778,705	4,287,190
Maximum month-end balance during the year	6,889,703	6,575,749
Balance at year-end	$5,860,386	$3,379,006

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 10. Employee Benefit Plans
The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $93,932 for 2006 and $72,876 for 2005.
The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions.
The estimated cost of this obligation is being accrued over the service period for each officer. The Company recognized expense of $159,969 and $48,444 during 2006 and 2005, respectively, related to these agreements. The total amount accrued at December 31, 2006 and 2005 was $317,715 and $157,746, respectively.
Note 11. Leases
The Bank is leasing the land on which its Gatlinburg branch is located under a noncancelable lease agreement that expires in 2013. This lease agreement contains renewal options for twelve additional five-year terms.
In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and the property on which it has placed automated teller machines. These leases expire at various dates through 2010 and contain various renewal options. Total rental expense under all operating leases was $109,549 in 2006 and $103,717 in 2005.
The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006:

2007	$100,229
2008	99,222
2009	100,708
2010	81,539
2011	54,135
Thereafter	79,278

Total	$515,111

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 12. Financial Instruments with Off-Balance-Sheet Risk
In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2006, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $123,213,000.
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
The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2006 or 2005.
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
December 31, 2006 and 2005
Note 13. Fair Value of Financial Instruments (continued)
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
Investment Securities:
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
December 31, 2006 and 2005
Note 13. Fair Value of Financial Instruments (continued)
Federal funds purchased and securities sold under agreements to repurchase:
The estimated value of these liabilities, which are extremely short term, approximates their carrying value.
Subordinated debentures:
For the subordinated debentures with a floating interest rate tied to LIBOR, the fair value is based on the discounted value of discounted cash flows. The discount rate is estimated using the rates currently offered for subordinated debentures of similar amounts and remaining maturities.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 13. Fair Value of Financial Instruments (continued)
The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005, are as follows (in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$13,396	$13,396	$19,898	$19,898
Investment securities	75,994	76,091	58,428	58,400
Restricted investments	2,621	2,621	1,629	1,629
Loans	341,184	340,853	246,230	245,281
Cash surrender value of life insurance	8,314	8,314	7,814	7,814
Accrued interest receivable	2,638	2,638	1,525	1,525

Liabilities:
Noninterest-bearing demand deposits	$60,016	$60,016	$53,545	$53,545
NOW accounts	76,070	76,070	56,758	56,758
Savings and money market accounts	53,942	53,942	50,972	50,972
Time deposits	171,702	171,596	121,848	121,425
Subordinated debentures	13,403	14,171	5,671	6,449
Federal funds purchased and securities sold under agreements to repurchase	21,435	21,435	4,879	4,879
Federal Home Loan Bank advances	36,710	36,710	22,510	22,510
Accrued interest payable	956	956	434	434
Note 14. Stock Options and Warrants
The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant. The maximum number of shares that can be sold or optioned under the plan is 656,906. All options have been granted at the fair market value of the shares at the date of grant. The maximum term for each option is ten years.
The Company has granted incentive stock options to certain key officers and employees. The Company has also granted nonqualified stock options to non-employee organizers of the Bank. The stock option agreements state that upon termination of employment, employees have 90 days to exercise any stock options vested as of the termination date.
The Company issues new shares to satisfy option exercises from the authorized shares allocated to the employee stock option plan.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 14. Stock Options and Warrants (continued)
A summary of activity in the Company’s stock option plan for the year ended December 31, 2006, is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Options outstanding, December 31, 2005	206,972	$11.48
Options granted	6,953	27.82
Options exercised	(39,291)	8.92
Options forfeited	(243)	12.34

Options outstanding, December 31, 2006	174,391	12.77	4.25	$2,312,106

Exercisable at December 31, 2006	130,194	10.47	3.19	$2,047,096

The weighted-average grant-date fair value of options granted during 2006 and 2005 was $9.21 per share and $5.80 per share, respectively. The total intrinsic value of options exercised during 2006 and 2005 was $831,477 and $728,653, respectively. Cash received from the exercise of options was $332,775 and $727,829 in 2006 and 2005, respectively. There were no material tax benefits realized in 2006 or 2005.
As of December 31, 2006, there was $270,796 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 2.90 years.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005
Dividend yield	0.00%	0.00%
Expected life	6.5 years	7.0 years
Expected volatility	17%	10%
Risk-free interest rate	4.67%	4.28%
The Company issued 459,191 warrants in connection with the offering of common stock during the fourth quarter of 2005. At December 31, 2006 and 2005, there were 443,523 and 459,191 warrants outstanding, adjusted for the effect of the June 2006 and February 2007 stock dividends. The warrants have an exercise price of $22.86 per warrant. The warrants can be exercised beginning after one year from the date of the sale of the common stock, and must be exercised no later than two years from the date of the sale. As of December 31, 2006 and 2005, 15,668 and 0 warrants, respectively had been exercised.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 15. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 15. Regulatory Matters (continued)
The Bank’s actual capital amounts and ratios are presented in the table. Dollar amounts are presented in thousands.

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital to risk-weighted assets:
Mountain National Bank	$48,520	12.22%	$31,764	8.00%	$39,705	10.00%

Tier I capital to risk-weighted assets:
Mountain National Bank	44,996	11.33%	15,882	4.00%	23,823	6.00%

Tier I capital to average assets:
Mountain National Bank	44,996	9.99%	18,023	4.00%	22,528	5.00%

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital to risk-weighted assets:
Mountain National Bank	$35,620	13.02%	$21,884	8.00%	$27,355	10.00%

Tier I capital to risk-weighted assets:
Mountain National Bank	32,986	12.06%	10,942	4.00%	16,413	6.00%

Tier I capital to average assets:
Mountain National Bank	32,986	9.57%	13,785	4.00%	17,232	5.00%
Dividend restrictions:
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Under applicable federal laws, the Comptroller of the Currency restricts the amount of dividends that may be paid without prior approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2007, the Bank could, without prior approval, declare dividends of approximately $4,801,000.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 16. Other Comprehensive Income
Other comprehensive income (loss) consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2006 and 2005, is as follows:

	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Year ended December 31, 2006:
Unrealized holding gains and losses arising during the period	$318,796	$(173,922)	$144,874

Less reclassification adjustment for gains realized in net income	—	—	—

	$318,796	$(173,922)	$144,874

Year ended December 31, 2005:
Unrealized holding gains and losses arising during the period	$(990,929)	$376,553	$(614,376)

Less reclassification adjustment for gains realized in net income	61,255	(23,277)	37,978

	$(1,052,184)	$399,830	$(652,354)

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 17. Earnings Per Common Share (continued)
Earnings per common share have been computed based on the following:

	2006	2005
Net income applicable to common stock	$3,897,373	$3,123,502

Average number of common shares outstanding	1,923,603	1,643,370
Dilutive effect of stock options	66,330	101,265
Dilutive effect of warrants	66,437	60,552

Average number of common shares outstanding used to calculate diluted earnings per common share	2,056,370	1,805,187

At December 31, 2007, there were 24,240 options outstanding that were antidilutive.
Note 18. Recent Accounting Pronouncements
On January 1, 2006, the Company adopted SFAS No. 123(R) “Accounting for Stock Issued to Employees,” as more fully described in Note 1. Summary of Significant Accounting Policies, Stock-based compensation.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” (“SFAS 155”) SFAS 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS 133”) SFAS 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The FASB issued interpretive guidance in SFAS 133 during January 2007, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets,” in which the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS 155 when the interest met both of the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than embedded derivative that results solely from the embedded call options in the underlying financial assets. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS 133. The guidance in DIG Issue B40 is effective upon the adoption of SFAS 155. As of December 31, 2006, the Company did not have any hybrid financial instruments that were previously bifurcated under SFAS 133 and the guidance provided for in DIG Issue B40 is expected to allow the Company to continue to purchase mortgage-backed

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 18. Recent Accounting Pronouncements (continued)
securities without applying the bifurcation requirements of SFAS 155. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” (“FIN 48”) This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s retained earnings.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This consensus concludes that for an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to post-retirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 “Employer Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion No. 12. The effective date for this change will be for fiscal years beginning after December 15, 2007, and the adoption of this change is not expected to have a material impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 18. Recent Accounting Pronouncements (continued)
approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.
Note 19. Stock Dividends
During January 2005, the Board of Directors approved a 5% stock dividend for stockholders of record as of January 7, 2005. In lieu of fractional shares, certain stockholders received cash payments totaling $16,245. This stock dividend resulted in the issuance of 63,482 additional shares of common stock. All per share data included in the accompanying financial statements reflects this stock dividend.
During May 2006, the Board of Directors approved a 5% stock dividend for stockholders of record as of June 1, 2006. In lieu of fractional shares, certain stockholders received cash payments totaling $23,001. This stock dividend resulted in the issuance of 90,878 additional shares of common stock. All per share data included in the accompanying financial statements reflects this stock dividend.
During January 2007, the Board of Directors approved a 5% stock dividend for stockholders of record as of February 15, 2007. In lieu of fractional shares, certain stockholders received cash payments totaling $29,557. This stock dividend resulted in the issuance of 96,361 additional shares of common stock. All per share data included in the accompanying financial statements reflects this stock dividend.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 20. Condensed Parent Information
BALANCE SHEETS

	2006	2005
ASSETS
Cash	$2,999,826	$2,459,298
Investment in subsidiary	44,298,037	32,143,873
Other assets	612,969	497,221

Total assets	$47,910,832	$35,100,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$13,403,000	$5,671,000
Accrued interest payable	134,802	—
Other liabilities	(37,833)	(203,616)

Total liabilities	13,499,969	5,467,384

Shareholders’ equity	34,410,863	29,633,008

Total liabilities and stockholders’ equity	$47,910,832	$35,100,392

STATEMENTS OF INCOME

INCOME	$—	$—

EXPENSES	881,884	514,948

Loss before equity in undistributed earnings of subsidiary	(881,884)	(514,948)

Equity in undistributed earnings of subsidiary	4,441,584	3,434,104

Income tax benefit	337,673	204,346

Net income	$3,897,373	$3,123,502

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
Note 20. Condensed Parent Information (continued)

	2006	2005
STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,897,373	$3,123,502
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(4,441,584)	(3,434,104)
Other	184,838	(276,720)

Net cash provided by (used in) operating activities	(359,373)	(587,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	(7,500,000)	(8,000,000)

Net cash used in investing activities	(7,500,000)	(8,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(23,002)	(16,245)
Proceeds from issuance of common stock	690,903	10,639,191
Proceeds from issuance of subordinated debentures	7,732,000	—

Net cash provided by financing activities	8,399,901	10,622,946

NET INCREASE IN CASH AND CASH EQUIVALENTS	540,528	2,035,624

CASH AND CASH EQUIVALENTS, beginning of year	2,459,298	423,674

CASH AND CASH EQUIVALENTS, end of year	$2,999,826	$2,459,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$607,008	$350,152
Income taxes	(411,883)	(131,675)