Form 10-Q
period 2007-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2007-05-15
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	75-3036312
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 East Main Street
Sevierville, Tennessee	37862
(Address of principal executive offices)	(Zip code)
(865) 428-7990
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐             Accelerated filer ☐            Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,069,971 shares as of May 1, 2007.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$7,017,913	$11,717,179
Federal funds sold	3,169,000	1,679,000

Total cash and cash equivalents	10,186,913	13,396,179
Securities available for sale	82,972,979	74,514,075
Securities held to maturity, fair value $2,064,160 in 2007 and $1,577,130 in 2006	1,949,463	1,479,620
Restricted investments, at cost	2,656,618	2,621,167
Loans, net of allowance for loan losses of $3,730,952 in 2007 and $3,524,374 in 2006	351,686,290	341,184,441
Investment in partnership	4,124,058	4,093,228
Premises and equipment	21,291,421	19,944,484
Accrued interest receivable	2,919,440	2,638,219
Cash surrender value of life insurance	8,401,190	8,314,168
Other assets	1,809,503	1,796,435

Total assets	$487,997,875	$469,982,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$51,679,615	$60,015,521
NOW accounts	85,940,915	76,069,791
Money market accounts	48,936,667	45,666,777
Savings accounts	8,530,626	8,274,896
Time deposits	187,156,362	171,702,308

Total deposits	382,244,185	361,729,293
Federal funds purchased	5,075,000	15,575,000
Securities sold under agreements to repurchase	5,765,951	5,860,386
Accrued interest payable	1,160,823	956,224
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	43,434,670	36,710,212
Other liabilities	962,600	1,337,038

Total liabilities	425,046,229	435,571,153

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,063,687 shares at March 31, 2007 and 1,943,428 shares at December 31, 2006	2,063,687	1,943,428
Additional paid-in capital	30,069,275	27,096,848
Retained earnings	4,290,317	6,068,324
Accumulated other comprehensive loss	(471,633)	(697,737)

Total shareholders’ equity	35,951,646	34,410,863

Total liabilities and shareholders’ equity	$487,997,875	$469,982,016

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Loans	$7,791,848	$5,295,118
Taxable securities	822,743	625,648
Tax-exempt securities	151,538	111,850
Federal funds sold and deposits in other banks	21,067	52,637

Total interest income	8,787,196	6,085,253

INTEREST EXPENSE
Deposits	3,645,225	2,042,724
Federal funds purchased	74,750	24,215
Repurchase agreements	33,917	9,323
Federal Home Loan Bank advances	536,877	256,120
Subordinated debentures	251,220	104,311

Total interest expense	4,541,989	2,436,693
Net interest income	4,245,207	3,648,560
Provision for loan losses	216,000	90,000

Net interest income after provision for loan losses	4,029,207	3,558,560

NONINTEREST INCOME
Service charges on deposit accounts	327,467	286,989
Other fees and commissions	252,239	219,172
Gain on sale of mortgage loans	94,141	89,775
Other noninterest income	158,544	68,020

Total noninterest income	832,391	663,956

NONINTEREST EXPENSE
Salaries and employee benefits	2,266,359	1,724,423
Occupancy expenses	246,675	231,514
Other operating expenses	1,180,872	941,218

Total noninterest expense	3,693,906	2,897,155

Income before income taxes	1,167,692	1,235,361
Income taxes	266,214	389,908

Net income	$901,478	$935,453

EARNINGS PER SHARE
Basic	$0.44	$0.47
Diluted	$0.41	$0.44
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and 2006

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholder’
	Income	Stock	Capital	Earnings	Loss	Equity
BALANCE, January 1, 2006		$1,801,748	$23,689,964	$4,983,907	$(842,611)	$29,633,008
Exercise of stock options, 20,060 shares (adjusted for 5% stock dividend)		18,195	153,693			171,888
Share-based compensation			16,927			16,927
Comprehensive income:
Net income	$935,453			935,453		935,453
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(116,147)	—	—	—	(116,147)	(116,147)

Total comprehensive income	$819,306

BALANCE, March 31, 2006		1,819,943	23,860,584	5,919,360	(958,758)	30,641,129

BALANCE, January 1, 2007		$1,943,428	$27,096,848	$6,068,324	$(697,737)	$34,410,863
Exercise of stock options, 14,227 shares (adjusted for 5% stock dividend)		14,177	108,510			122,687
Exercise of stock warrants, 9,926 shares (adjusted for 5% stock dividend)		9,721	217,167			226,888
5% stock dividend		96,361	2,553,567	(2,679,485)		(29,557)
Share-based compensation			93,183			93,183
Comprehensive income:
Net income	$901,478			901,478		901,478
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	226,104	—	—	—	226,104	226,104

Total comprehensive income	$1,127,582

BALANCE, March 31, 2007		$2,063,687	$30,069,275	$4,290,317	$(471,633)	$35,951,646

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$901,478	$935,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248,902	227,412
Net amortization on securities	20,085	42,352
Activity in held-to-maturity securities:
Increase due to accretion	(20,555)	(17,000)
Provision for loan losses	216,000	90,000
Gain on sale of other real estate	—	(353)
Gross mortgage loans originated for sale	(10,212,025)	(8,537,690)
Gross proceeds from sale of mortgage loans	10,565,523	8,299,483
Gain on sale of mortgage loans	(94,141)	(89,775)
Increase in cash surrender value of life insurance	(87,022)	(48,582)
Share-based compensation	93,185	16,927
Change in operating assets and liabilities:
Accrued interest receivable	(281,221)	(385,402)
Accrued interest payable	204,599	52,943
Other assets and liabilities	(387,508)	(5,516,932)

Net cash (used)/provided in operating activities	1,167,300	(4,931,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	7,326,880	1,954,206
Purchases	(15,579,765)	(14,801,688)
Activity in held-to-maturity securities:
Purchases	(449,288)	—
Purchases of other investments	(35,451)	(117,000)
Investment in partnership	(30,830)	(4,000,000)
Loan originations and principal collections, net	(10,977,206)	(25,149,961)
Purchase of premises and equipment	(1,595,839)	(199,943)
Purchase of life insurance	—	(192,788)

Net cash used in investing activities	(21,341,499)	(42,507,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,514,892	41,925,296
Proceeds from Federal Home Loan Bank advances	15,000,000	7,500,000
Matured Federal Home Loan Bank advances	(8,275,542)	(7,532,715)
Net decrease in federal funds purchased	(10,500,000)	(1,500,000)
Net increase/(decrease) in securities sold under agreements to repurchase	(94,435)	204,786
Proceeds from issuance of common stock warrants	349,575	171,888
Cash dividends	(29,557)	—

Net cash provided by financing activities	16,964,933	40,769,255

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,209,266)	(6,669,083)
CASH AND CASH EQUIVALENTS, beginning of year	13,396,179	19,898,025

CASH AND CASH EQUIVALENTS, end of period	$10,186,913	$13,228,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period of interest	$4,337,390	$2,383,750
Cash paid during the period of taxes	$300,000	$145,000
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Accounting Policies. The unaudited consolidated financial statements in this report have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and rule 10-01 of Regulations S-X. The consolidated financial statements include the accounts of Mountain National Bancshares, Inc., a Tennessee corporation (the “Company”), and its subsidiaries. The Company’s principal subsidiary is Mountain National Bank, a national association (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
     Certain information and note disclosures normally included in the Company’s annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited financial statements in this report. Consequently, the quarterly financial statements should be read in conjunction with the notes included herein and the notes to the audited financial statements presented in the Company’s 2006 Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The unaudited quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods presented. All such adjustments were of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the complete fiscal year.
Note 2. Effect of Recently Issued Accounting Standards on the Financial Statements When Adopted in a Future Period
     In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s retained earnings.
     The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Tennessee. These returns are subject to examination by taxing authorities for all years after 2002.
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This consensus concludes that for an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to post-retirement periods, an employer should recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106 “Employer Accounting for Post-retirement Benefits Other Than Pensions” or Accounting Principles Board Opinion No. 12. The effective date for this change will be for fiscal years beginning after December 15, 2007, and the adoption of this change is not expected to have a material impact on the Company’s financial statements.
     Effective January 1, 2007, the Company adopted the provisions of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS No. 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The FASB issued interpretive guidance in SFAS No. 133 during January 2007, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets,” in which the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS No. 155 when the interest met both of the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than embedded derivative that results solely from the embedded call options in the underlying financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS No. 133. The guidance in DIG Issue B40 is effective upon the adoption of SFAS No. 155. As of December 31, 2006, the Company did not have any hybrid financial instruments which were previously bifurcated under SFAS No. 133 and the guidance provided for in DIG Issue B40 is expected to allow the Company to continue to purchase mortgage-backed securities without applying the bifurcation requirements of SFAS No. 155. The adoption of SFAS No. 155 and SFAS No. 133, Implementation Issue No. B40 did not have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for the Company beginning on January 1, 2008. SFAS No. 157 provides enhanced guidance for the measurement of fair value and requires expanded fair value measurement disclosures. A fair value hierarchy that distinguishes between valuations obtained from sources independent of the Company and those from the Company’s valuations for which there are no observable market data has been established by SFAS No. 157. The disclosures will focus on the information used to measure fair value and the effect of fair value measurement on earnings. Disclosure will be required for assets and liabilities in interim and annual periods subsequent to fiscal years beginning after November 15, 2007. Management is evaluating the effect that the implementation of SFAS No. 157 will have on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of SFAS Nos. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to: (a) recognize the funded status of a benefit plan measured as the difference between plan assets at fair value and the benefit obligation; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position; and (d) disclose in the notes to the financial statements additional information concerning certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 requires the Company to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of December 31, 2006. There was no material impact on the Company’s financial statements for December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. Management does not believe the adoption of this statement will have a material effect on the Company’s financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS No. 159”), which is effective for the Company on January 1, 2008. SFAS No. 159 provides entities with an option to report selected financial assets and financial liabilities at fair value, with the objective of reducing both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Management is evaluating the effect that the implementation of SFAS No. 159 will have on the Company’s financial statements.

Note 3. Common Stock Activity and Stock Options. On February 28, 2007, we issued a 5 percent stock dividend to stockholders of record as of February 15, 2007. This stock dividend resulted in the issuance of 96,361 additional shares of common stock and the payment of a cash dividend in the aggregate amount of $29,557 to stockholders in lieu of fractional shares. The historical per share data presented in the financial statements and the share, per share and option data included in this report has been retroactively revised to include this dividend.
     At March 31, 2007, there were 429,300 warrants to purchase 429,300 shares of common stock outstanding that have an exercise price of $22.86 per warrant. The warrants became exercisable September 7, 2006, and must be exercised no later than September 7, 2007. Warrants to purchase 9,926 shares of common stock were exercised during the quarter ended March 31, 2007, at a weighted average price of $22.86 per warrant. If all of the remaining warrants were exercised, shareholders’ equity would increase by approximately $9,800,000.
     The Mountain National Bank Stock Option Plan (the “Plan”) provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The nonqualified stock options generally vest over a period of five years and must be exercised no later than ten years from the date of grant. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is currently 656,906. Options to purchase a total of 161,153 shares of Company common stock, with a weighted average exercise price of $13.43 per share, were outstanding under the Plan at March 31, 2007. Options to purchase a total of 14,227 shares of Company common stock were exercised during the three months ended March 31, 2007, at a weighted average exercise price of $8.62 per share.
     The Company applies the recognition and measurement principles of SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) and related interpretations in accounting for the Plan. Stock-based employee compensation is reflected in net income for the three-month periods ended March 31, 2007 and 2006. The total expense, net of taxes, during the first three months of 2007 and 2006 was $16,938 and $13,487, respectively.
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

	2007	2006
Expected dividends	0%	0%
Expected life (in years)	6.5	7.0
Expected volatility	19%	10%
Risk-free interest rate	4.63%	4.14%

     A summary of activity in the Plan for the three months ended March 31, 2007, is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise Price	Contractual Term	Value
Options outstanding, December 31, 2006	174,391	$12.77
Options granted	1,208	27.08
Options exercised	(14,227)	8.62
Options forfeited	(219)	21.79

Options outstanding, March 31, 2007	161,153	13.43	4.24	$2,199,263

Exercisable at March 31, 2007	130,766	11.39	3.52	$2,049,345
     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006, was $8.87 and $8.95, respectively. The total intrinsic value of options exercised during the first three months of 2007 and 2006 was $263,275 and $728,653, respectively.
     As of March 31, 2007, there was $164,260 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.52 years.
Note 4. Net Earnings Per Common Share. Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options and warrants for which the exercise price is lower than the market price of the common stock, during the period.
     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2007 and 2006:

	Three-Months Ended
	March 31,
	2007	2006
Basic earnings per share calculation:
Numerator — Net income	901,476	935,453
Denominator — Average common shares outstanding	2,045,000	1,988,684
Basic net income per share	$0.44	$0.47

Diluted earnings per share calculation:
Numerator — Net income	901,476	935,453
Denominator — Average common shares outstanding	2,045,000	1,988,684
Dilutive shares contingently issuable	154,862	135,692

Average dilutive common shares outstanding	2,199,862	2,124,376
Diluted net income per share	$0.41	$0.44
     At March 31, 2007, there were options for the purchase of 5,756 shares outstanding that were antidilutive and accordingly excluded from the calculation above.

     Note 5. Loans and Allowance for Loan Losses
     At March 31, 2007 and December 31, 2006, the Bank’s loans consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Mortgage loans on real estate:
Residential 1-4 family	$50,887	$50,042
Residential multifamily	4,031	4,505
Commercial real estate	85,284	92,814
Construction	145,900	137,989
Second mortgages	3,638	3,545
Equity lines of credit	23,301	22,179

	313,041	311,074

Commercial loans	34,966	26,062

Consumer installment loans:
Personal	5,556	5,751
Credit cards	1,854	1,821

	7,410	7,572

Total Loans	355,417	344,708
Less: Allowance for loan losses	(3,731)	(3,524)

Loans, net	$351,686	$341,184

     A summary of transactions in the allowance for loan losses for the three month periods ended March 31, 2007 and 2006, is as follows:

	2007	2006
Balance, beginning of year	$3,524,374	$2,634,175
Provision for loan losses	216,000	90,000
Loans charged off	(15,949)	(6,288)
Recoveries of loans previously charged off	6,527	6,086

	$3,730,952	$2,723,973

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries including the Bank. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, including Management’s Discussion and Analysis or Plan of Operation.
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three-months ended March 31, 2007. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three-month period ended March 31, 2007. The Company has also provided some comparisons of the financial data for the three-month period ended March 31, 2007, against the same period in 2006, as well as our year-end results as of December 31, 2006, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.
Special Cautionary Notice Regarding Forward-Looking Statements
     Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth herein in “Part II — Item 1A. Risk Factors” and, without limitation:
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
Overview
     We conduct our operations, which consist primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank (the “Bank”). Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, through six additional branches in Sevier County, Tennessee, and one additional temporary branch in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
     In addition to our eight existing locations, we own six properties in Sevier, Blount and Knox Counties for use in future branch expansion. During the first quarter of 2007, we purchased one property in Sevier County and one property in Knox County, Tennessee. We also entered into a long-term lease agreement for land in Blount County, Tennessee during the second quarter of 2007. In total, we hold two properties in Sevier County, three properties in Blount County and one property in Knox County for future expansion. We have begun construction on our first permanent branch in Blount County located on US Highway 411. We anticipate completion of the branch during the third quarter of 2007. We expect to begin construction of a branch office that will house the Blount County regional headquarters during the third quarter of 2007 with a projected completion date during the fourth quarter of 2008 or first quarter of 2009. We also anticipate beginning construction of our seventh branch in Sevier County during the second quarter of 2007 with a scheduled completion date during the fourth quarter of 2007. We regularly evaluate additional sites for future expansion in and around our existing markets.
     The decrease in net income between the three month periods ended March 31, 2007 and 2006 was as follows:

	2007	2006	$ change	% change
Net Income	$901,478	$935,453	($33,975)	(3.63%)

     The decrease in net income was primarily due to an increase in interest expense. The balance of interest-bearing deposits increased over $60 million from March 31, 2006 to March 31, 2007. The average cost of these interest-bearing deposits increased from 3.16% during 2006 to 4.33% during 2007. The increase in deposit interest expense is due primarily to the repricing of time deposits to higher rates. This increase has occurred as a result of local competition for customer deposits and a general increase in the rates we pay for these deposits as they mature. Additionally, the cost of borrowed funds has increased significantly. Although net interest income after provision for loan losses increased approximately $471,000, and non-interest income increased approximately $168,000, we had an increase in non-interest expense of approximately $797,000. This increase in non-interest expense was due primarily to an increase in employees. Basic and diluted earnings per share decreased from $0.47 and $0.44, respectively, in the first quarter of 2006 to $0.44 and $0.41, respectively, in the first quarter of 2007. Earnings per share decreased for the three months ended March 31, 2007, compared to the same period in 2006 due primarily to an increase in the average number of shares outstanding.
     The increase in total assets and total liabilities for the three months ended March 31, 2007, was as follows:

	3/31/07	12/31/06	$ change	% change
Total Assets	$487,997,875	$469,982,016	$18,015,859	3.83%
Total Liabilities	$452,046,229	$435,571,153	$16,475,076	3.78%
     The increase in total liabilities was primarily attributable to the increase in time deposits of approximately $15 million, and the increase in NOW accounts of approximately $10 million. These increases were offset in part by a decrease in non-interest bearing demand deposits of approximately $8 million. Approximately $3 million of the increase in time deposits resulted from the Bank’s purchase of brokered funds, which were 14.19% of total deposits at March 31, 2007. The Bank has been able to readily obtain these funds at interest rates comparable to rates paid on the normal core deposits from the Bank’s local customers. The increase in total liabilities was used primarily to fund the increase in loans of approximately $11 million and the increase in investments of approximately $9 million.
     The increase in shareholder’s equity for the three-month period ended March 31, 2007, was as follows:

	3/31/07	12/31/06	$ change	% change
Shareholders’ Equity	$35,951,646	$34,410,863	$1,540,783	4.48%
     The increase in shareholders’ equity was attributable to net income of $901,476 and the decrease in accumulated other comprehensive loss in the amount of $226,104 during the three-month period ended March 31, 2007. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities. The Bank does not anticipate recognizing any material portion of this unrealized loss, which totaled $471,633 at March 31, 2007, since the Bank has the ability and intent to hold these securities until maturity and/or until their fair values recover. Additionally, shareholders’ equity increased $349,575 due to the exercise of options to purchase 14,177 shares of Company common stock and warrants to purchase 9,721 shares of Company common stock during the three-month period ended March 31, 2007.
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
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions — global, regional or related to industries of specific issuers — could adversely affect these values. We recorded no impairment of our investment securities during the first three months of 2007.
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
Balance Sheet Analysis
Loans
     The increase in loans for the three month period ended March 31, 2007, was as follows:

	3/31/07	12/31/06	$ change	% change
Loans	$355,417,242	$344,708,815	$10,708,427	3.11%
     At March 31, 2007, loans comprised 78.93% of the Bank’s earning assets. This increase in our loan portfolio was primarily attributable to the increase in commercial and construction loans. Total earning assets, as a percent of total assets, were 92.27% at March 31, 2007, compared to 91.30% at December 31, 2006, and 91.96% at March 31, 2006. This increase in total earning assets relative to total assets was attributable to the increase in loans and investments during the period, which outpaced growth of our other assets. The average yield on loans during the first three months of 2007 was 8.15% compared to 7.44% for the first three months of 2006, due to the increases in the prime rate during the first six months of 2006 and the general increase in interest rates during the period.

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
     As of March 31, 2007, the Bank had loans totaling approximately $1,839,000, which represents 0.52% of total loans, that were 30 days or more but less than 90 days past due and approximately $790,000, or 0.22% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of March 31, 2006, the Bank had loans totaling approximately $545,000, or 0.20% of total loans, that were 30 days or more but less than 90 days past due and approximately $18,000, or 0.01% of total loans, in non-performing loans. The level of past due loans continues to be very low as a percentage of total loans, and we do not anticipate a material increase in loan losses due to the delinquent loans at March 31, 2007.
     Management considers the current level of its allowance for loan losses at March 31, 2007, in the amount of approximately $3,731,000, which is 1.05% of total loans, as compared to $3,524,000, or 1.02% of total loans, at December 31, 2006, to be adequate to absorb probable incurred losses. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     The increase in investment securities for the three month period ended March 31, 2007, was as follows:

	3/31/07	12/31/06	$ change	% change
Investment Securities	$84,922,442	$75,993,695	$8,928,747	11.75%
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.40% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first three months of 2007 was 4.83% versus 4.64% for the first three months of 2006. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, decreased by $226,104, net of income taxes, during the first three months of 2007 to a balance of $471,633 at March 31, 2007.
     The Bank invests in tax-exempt municipal securities, and the balance on these securities has increased to approximately $15,603,000 at March 31, 2007, an increase of $512,000, or 3.39%, from the balance at

December 31, 2006 of $15,091,000. The balance of the portfolio in the mix of mortgage-backed and agency securities remained relatively unchanged during the quarter ended March 31, 2007.
Deposits
     Asset growth during the first three months of 2007 was funded primarily by an increase in interest-bearing deposits during the period. The table below sets forth the total balances of noninterest-bearing and interest-bearing deposits as of March 31, 2007 and December 31, 2006, and the dollar and percent change over the intervening period.

	3/31/07	12/31/06	$ change	% change
Noninterest-bearing deposits	$51,679,615	$60,015,521	($8,335,906)	(13.89%)
Interest-bearing deposits	330,564,570	301,713,772	28,850,798	9.56%

Total deposits	$382,244,185	$361,729,293	$20,514,892	5.67%
     The increase in interest-bearing deposits relative to noninterest-bearing deposits was primarily attributable to the increase in time deposits of approximately $15 million and NOW accounts of approximately $10 million. Included in this increase in time deposits was approximately $3 million in brokered deposits.
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
     The Bank has become more dependent on brokered deposits during the past two years as a source to fund the increase in loans. As mentioned above, brokered deposits have increased 5.59% from approximately $51,379,000 at December 31, 2006 to approximately $54,249,000 at March 31, 2007. Brokered deposits have been utilized by management to fund continued loan growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three-month period ended March 31, 2007 was 4.33%, up from 3.16% for the same period a year ago. Evidencing the competitive deposit market, interest expense on certificates of deposit increased $1,001,226, or 87.44%, from $1,144,988 for the three months ended March 31, 2006 to $2,146,214 for the three months ended March 31, 2007 . We anticipate a continued reliance on brokered deposits as a source of funding for future loan growth.

     The table below sets forth the total balances of deposits by types as of March 31, 2007 and December 31, 2006, and the percent change in balances over the intervening period:

	March 31,	December 31,	%
	2007	2006	CHANGE
	(in thousands)
Non-Interest bearing accounts	$51,679	$60,015	(13.89%)
NOW Accounts	85,941	76,070	12.98%
Money Market Accounts	48,937	45,667	7.16%
Savings Accounts	8,531	8,275	3.09%
Certificates of Deposits	177,921	162,849	9.26%
Individual Retirement Accounts	9,235	8,853	4.32%

TOTAL DEPOSITS	$382,244	$361,729	5.67%
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $29 million as of March 31, 2007, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the Federal Home Loan Bank of Cincinnati (“FHLB”) that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. Based on these guidelines, management believes the Bank is “well capitalized.”

	March 31, 2007	December 31, 2006
Tier 1 Risk-Based Capital	11.37%	11.33%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	12.29%	12.22%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	9.59%	9.99%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
     In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. In June 2006, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust II. This subsidiary issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The

Company obtained the proceeds from the trusts’ sale of trust preferred securities by issuing junior subordinated debentures to the trusts. Under the Financial Accounting Standards Board’s revised Interpretation No. 46, the trust subsidiaries must be deconsolidated with the Company for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s current rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will continue to treat the eligible portion of its $13 million of trust preferred securities as Tier 1 capital.
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

     Following is a summary of the commitments outstanding at March 31, 2007 and December 31, 2006.

	2007	2006
	(in thousands)
Commitments to extend credit	$113,855	$110,963
Standby letters of credit	10,404	12,250

TOTALS	$124,259	$123,213
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans decreased by approximately $2,065,000 to approximately $73,629,000 at March 31, 2007, compared to commitments of approximately $75,694,000 at December 31, 2006. This decrease is due to the funding of commitments during the first quarter of 2007.
Income Statement Analysis
Net Income
     The decrease in net income for the three month period ended March 31, 2007, was as follows:

	Three Months Ended March 31,
	2007	2006	$ change	% change
Net Income	$901,478	$935,453	($33,975)	(3.63%)
     The decrease in the Company’s net income during the three months ended March 31, 2007, as compared to the same period in 2006, is attributable primarily to the increase in interest expense on deposits and borrowed funds. The net interest margin decreased from 4.13% at March 31, 2006 to 3.73% at March 31, 2007. The stable interest rate environment negatively affected our net interest margin because our interest-bearing liabilities continued to reprice upward to current market rates while the yield on our interest-earning assets stabilized. The Federal Reserve’s Federal Open Market Committee left the Federal Funds Rate unchanged during the first quarter of 2007. The decrease in net income was also due to an increase in operating expenses related to the Bank’s growth and expansion. The increase in operating expenses was primarily related to salaries and employee benefits. Basic and diluted earnings per share were $0.44 and $0.41, respectively, for the first quarter of 2007, compared to $0.47 and $0.44, respectively, for the first quarter of 2006.
     The following chart illustrates our net income for the periods indicated:

	2005	2006	2007
First Quarter	$640,171	$935,453	$901,478
Second Quarter	720,864	1,046,081
Third Quarter	862,185	951,271
Fourth Quarter	900,282	964,568

Annual Total	$3,123,502	$3,897,373	$901,476

     The following consolidated condensed statement of income reflects the principal components of our net income for the first three months of 2007 and 2006 and the percentage change in each component of net income between the first three months of 2007 and 2006.

	Three Months Ended
	March 31,		%
	2007	2006	CHANGE
Net Interest Income*	$4,245,207	$3,648,560	16.35%
Provision for Loan Losses	(216,000)	(90,000)	140.00%
Non-interest Income	832,391	663,956	25.37%
Total Non-interest Expenses	(3,693,906)	(2,897,155)	27.50%
Income Tax Expense	(266,214)	(389,908)	(31.72%)

Net income	$901,478	$935,453	(3.63%)
     *Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
     The decrease in net income in the first quarter of 2007 relative to the same period in 2006 was due principally to the increase in interest expense on deposits and borrowed funds. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.
Net Interest Income
     The increase in net interest income for the three-month period ended March 31, 2007, was as follows:

	Three Months Ended March 31,
	2007	2006	$ change	% change
Net interest income	$4,245,207	$3,648,560	$596,647	16.35%
     The increase in net interest income for the three months ended March 31, 2007, as compared to the same period in 2006, was attributable primarily to increases in our volume of loans outstanding as well as increases in the interest rate we earn on our loans, although the increase in net interest income was somewhat offset by increasing deposit interest costs. Improving net interest income was also attributable to increases in the volume of investment securities between the two periods being compared.
Interest Income
     The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin.

	Three Months Ended March 31,
	2007	2006	$ change	% change
Interest on loans	$7,791,848	$5,295,118	$2,496,730	47.15%
     This increase is primarily attributable to the increase in the volume of loans outstanding of approximately $81 million from March 31, 2006, to March 31, 2007, and the increase in the interest rates earned on these loans.

	Three Months Ended March 31,
	2007	2006	$ change	% change
Interest on investment securities	$974,281	$737,498	$236,783	32.11%
     This increase is primarily attributable to growth of our investment portfolio of more than $13 million from March 31, 2006, to March 31, 2007.
Interest Expense and Net Interest Margin
Interest expense increased for the three months ended March 31, 2007, as follows:

	Three Months Ended March 31,
	2007	2006	$ change	% change
Interest expense	$4,541,989	$2,436,693	$2,105,296	86.40%
     The increase in interest expense resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits and FHLB advances.

	Three Months Ended March 31,
	2007	2006	$ change	% change
Interest on deposits	$3,645,225	$2,042,724	$1,602,501	78.45%
     The increase in interest expense on deposits for the three month period ended March 31, 2007, was due primarily to increases in the interest paid on NOW accounts and certificates of deposit and the increase in deposits when compared to March 31, 2006. The balance on NOW accounts increased over $12 million and the balance on CDs increased over $45 million from March 31, 2006 to March 31, 2007. The interest rate paid on NOW accounts increased from an average of 3.96% for the first quarter of 2006 to an average of 5.01% for the first quarter of 2007. The interest rate paid on CDs increased from an average of 3.77% for the first quarter of 2006 to an average of 5.03% for the first quarter of 2007. These increases were due to rates negotiated and paid on large municipal NOW account deposits, and the repricing of time deposits to current market rates.

	Three Months Ended March 31,
	2007	2006	$ change	% change
Interest on other borrowings	$896,764	$393,969	$502,795	127.62%
     The increases in interest expense on other borrowings for the three-month period ended March 31, 2007, is due to the increase in the interest rate paid on other borrowings and the increase in the balance of borrowed funds. Subordinated debentures increased approximately $7,732,000, or 136.34%, from $5,671,000 at March 31, 2006, to $13,403,000 at March 31, 2007. The average interest rate paid on the subordinated debentures for the three-month period ended March 31, 2007, was 7.50%. The average interest rate paid on subordinated debentures for the three-month period ended March 31, 2006, was 7.36%. FHLB advances increased approximately $21 million, or 93.24%, from $22,477,000 at March 31, 2006, to $43,435,000 at March 31, 2007. These funds were obtained at favorable interest rates for various terms, and we believe that they should enhance the Bank’s earnings going forward. The average interest rate paid on funds borrowed from FHLB for the three-month period ended March 31, 2007 was 4.78%. The average interest rate paid on funds borrowed from FHLB for the three-month period ended March 31, 2006 was 4.29%. The Bank had over $56.5 million of additional borrowing capacity from the FHLB at March 31, 2007.

     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.33% in the first quarter of 2007 compared to 4.74% during the same period for 2006. The Federal Open Markets Committee continued to increase the Federal Funds Rate through June 2006; however, the Federal Funds Rate has not changed from June 2006 through March 2007. During this period of stable rates, the interest rates we earned on loans, the principal component of our interest-earning assets, has also stabilized as they more closely follow the magnitude of changes in market rates of interest than has the rates we pay on interest-bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, as anticipated, we have seen a decrease in our net interest margin during the fourth quarter of 2006, continuing into the first quarter of 2007. If interest rates were to begin to fall, we could experience a continued reduction in our net interest margin during a period of approximately one to two years.
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
     The increase in the provision for loan losses for the three-month period ended March 31, 2007, was as follows:

	Three Months Ended March 31,
	2007	2006	$ change	% change
Provision for loan loss	$216,000	$90,000	$126,000	140.00%
     Increases in the volume of loans from 2006 to 2007 required an increase in the provision for loan losses in order to maintain an allowance for loan losses that management believes is sufficient to absorb probable incurred losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our more than eight years of operations. Net charge-offs during the first quarter of 2007 were $9,422, or less than 0.01% of average loans, as compared to net charge-offs of $201, or less than 0.01% of average loans, during the first quarter of 2006.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services.
     The increase in non-interest income for the three-month period ended March 31, 2007, was as follows:

	Three Months Ended March 31,
	2007	2006	$ change	% change
Total non-interest income	$832,391	$663,956	$168,435	25.37%
     The increase in other non-interest income for the three months ended March 31, 2007, was attributable to additional fee income from debit card, ATM and deposit related service charges provided for our customers. Other non-interest income also increased due to the income generated from the Bank’s investment in Appalachian Fund for Growth II.

Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs.
     The increase in non-interest expense for the three-month period ended March 31, 2007, was as follows:

	Three Months Ended March 31,
	2007	2006	$ change	% change
Non-interest expense	$3,693,906	$2,897,155	$796,753	27.50%
     The increase in non-interest expenses is primarily attributable to increased salary and benefit expenses, caused in part by an increase in the number of employees as a result of the Company’s expansion and increases in bonus and incentive payments. Additionally, the increase in non-interest expense resulted from a general increase primarily in the following categories: marketing, ATM and credit/debit card expense and automation and communication costs. We expect non-interest expenses to continue to increase during the remainder of 2007 as we continue to expand our branch network and construct our Blount County regional headquarters.
Income Taxes
     The decrease in income tax expense for the three-month period ended March 31, 2007, was as follows:

	Three Months Ended March 31,
	2007	2006	$ change	% change
Income tax expense	$266,214	$389,908	($123,694)	(31.72%)
     These levels represent an effective tax rate on pre-tax earnings of 22.80% and 29.42% for the three-month periods ended March 31, 2007 and 2006, respectively. The reduction in the effective tax rate for the three-month period ended March 31, 2007 is due primarily to tax-exempt income generated from municipal bonds and bank owned life insurance, as well as the tax benefits generated from the formation of MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a tax credit in the amount of approximately $200,000 during 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.
     Interest rate risk management focuses on the earnings risk associated with changing interest rates, as well as the risk to the present value of the Company’s equity. Management seeks to maintain profitability in both immediate and long-term earnings through funds management and interest rate risk management. The Company’s rate sensitive position has an important impact on earnings and the present value of the Company’s equity. Management of the Company meets regularly to analyze the rate sensitivity position, focusing on the spread between the cost of funds and interest yields generated primarily through loans and investments. Management also seeks to maintain stability in the net interest margin under varying interest rate environments. These goals are accomplished through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
     Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments, changes in market conditions, and pricing and deposit volume and mix. Since these assumptions are inherently uncertain, net interest income can not be precisely estimated nor can the impact of changes in interest rates be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.
     There have been no material changes in reported market risks during the quarter ended March 31, 2007.
ITEM 4T. CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     During the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
We have a concentration of credit exposure to borrowers dependent on the tourism industry.
     Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains ten primary concentrations of credit by industry, of which five are directly related to the tourism industry. At March 31, 2007, approximately $259 million in loans, representing approximately 73% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the five categories included in the industry concentration amounts noted above. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue; however, if the tourism industry experiences an economic slowdown and, as a result, the borrowers in this industry are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.
     We are geographically concentrated in Sevier County, Tennessee, and changes in local economic conditions impact our profitability.
     We operate primarily in Sevier County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Sevier County. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in Sevier County, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.
     We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
     Our continued growth may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.
     To continue to grow, we will need to provide sufficient capital to the Bank through earnings generation, additional equity offerings, the issuance of additional trust preferred securities or borrowed funds or any combination of these sources of funds. Should we incur indebtedness, we could be required to obtain certain regulatory approvals beforehand if we are not well-capitalized under regulatory standards. Should our growth exceed our expectations, we may need to raise additional capital over our projected capital needs. However, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.

     If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
     If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover the inherent risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, other factors and other pertinent information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.
     In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.
Competition with other banking institutions could adversely affect our profitability.
     We face significant competition in our primary market area from a number of sources, currently including nine commercial banks and one savings institution. As of June 30, 2006, there were 46 commercial bank branches and three savings institutions branches located in Sevier County. Citizens National Bank, Sevier County Bank, Smart Bank and Tennessee State Bank are community banks that are domiciled in Sevier County and with which we compete. Regional bank holding companies operating in Sevier County include SunTrust Bank, which operates two offices in Sevier County, Home Federal Bank FSB, which operates a total of three branches in Sevier County, and BB&T, which operates eight branches in Sevier County.
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
Fluctuations in interest rates could reduce our profitability.
     Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.
     As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected.
     Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.
     Our common stock is currently traded on the over-the-counter, or OTC, bulletin board and has substantially less liquidity than the average stock quoted on a national securities exchange.
     Although our common stock is publicly traded on the OTC bulletin board, our common stock has substantially less daily trading volume than the average trading market for companies quoted on the Nasdaq National Market, or any national securities exchange. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.
     The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.
     Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.
     We have assembled a senior management team which has substantial background and experience in banking and financial services and in the Sevier County, Tennessee banking market. Loss of the services of any of these key personnel could negatively impact our business because of their skills, years of industry experience, customer relationships and the potential difficulty of promptly replacing them.
     Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.
     The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology, particularly in light of our past and projected growth strategy. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
     We may be unable to satisfy regulatory requirements relating to our internal control over financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting for the year ended December 31, 2007. Our external auditor’s must attest to this evaluation for the year ended December 31, 2008. Although we have prepared an internal plan of action for compliance, we have not completed the evaluation as of the date of this filing. Compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting and as a result our stock price may be negatively impacted.

We are subject to various statutes and regulations that may limit our ability to take certain actions.
     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.
     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.
     If a change in control or change in management is delayed or prevented, the market price of our common stock could be negatively affected.
     Certain federal and state regulations may make it difficult, and expensive, to pursue a tender offer, change in control or takeover attempt that our board of directors opposes. As a result, our shareholders may not have an opportunity to participate in such a transaction, and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: May 15, 2007	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: May 15, 2007	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.