Form 10-Q
period 2007-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2007-08-14
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	75-3036312
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

300 East Main Street
Sevierville, Tennessee	37862
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,156,032 shares as of August 1, 2007.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and due from banks	$9,692,526	$11,717,179
Federal funds sold	1,323,000	1,679,000

Total cash and cash equivalents	11,015,526	13,396,179

Securities available for sale	79,673,034	74,514,075
Securities held to maturity, fair value $1,939,024 in 2007 and $1,577,130 in 2006	1,973,013	1,479,620
Restricted investments, at cost	3,354,718	2,621,167
Loans, net of allowance for loan losses of $3,833,679 in 2007 and $3,524,374 in 2006	372,465,992	341,184,441
Investment in partnership	4,091,226	4,093,228
Premises and equipment	22,013,085	19,944,484
Accrued interest receivable	2,786,694	2,638,219
Cash surrender value of life insurance	8,471,972	8,314,168
Other assets	3,015,122	1,796,435

Total assets	$508,860,382	$469,982,016

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$52,925,925	$60,015,521
NOW accounts	74,231,152	76,069,791
Money market accounts	46,237,836	45,666,777
Savings accounts	8,333,113	8,274,896
Time deposits	202,077,785	171,702,308

Total deposits	383,805,811	361,729,293

Federal funds purchased	—	15,575,000
Securities sold under agreements to repurchase	7,569,736	5,860,386
Accrued interest payable	1,226,936	956,224
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	64,908,859	36,710,212
Other liabilities	1,394,563	1,337,038

Total liabilities	472,308,905	435,571,153

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,098,043 shares at June 30, 2007 and 1,943,428 shares at December 31, 2006	2,098,043	1,943,428
Additional paid-in capital	30,799,960	27,096,848
Retained earnings	5,316,354	6,068,324
Accumulated other comprehensive loss	(1,662,880)	(697,737)

Total shareholders’ equity	36,551,477	34,410,863

Total liabilities and shareholders’ equity	$508,860,382	$469,982,016

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$15,819,150	$11,343,962	$8,027,302	$6,048,844
Taxable securities	1,746,753	1,377,370	924,010	751,722
Tax-exempt securities	306,210	248,856	154,672	137,006
Federal funds sold and deposits in other banks	41,866	99,952	20,799	47,315

Total interest income	17,913,979	13,070,140	9,126,783	6,984,887

INTEREST EXPENSE
Deposits	7,339,446	4,610,608	3,694,221	2,567,884
Federal funds purchased	173,278	39,931	98,528	15,716
Repurchase agreements	72,254	26,553	38,337	17,230
Federal Home Loan Bank advances	1,189,380	560,976	652,503	304,856
Subordinated debentures	498,571	214,998	247,351	110,687

Total interest expense	9,272,929	5,453,066	4,730,940	3,016,373

Net interest income	8,641,050	7,617,074	4,395,843	3,968,514

Provision for loan losses	432,000	258,000	216,000	168,000

Net interest income after provision for loan losses	8,209,050	7,359,074	4,179,843	3,800,514

NONINTEREST INCOME
Service charges on deposit accounts	682,281	630,937	354,814	343,948
Other fees and commissions	546,358	497,598	294,119	278,426
Gain on sale of mortgage loans	209,231	198,602	115,090	108,827
Other noninterest income	322,405	173,341	163,861	105,321

Total noninterest income	1,760,275	1,500,478	927,884	836,522

NONINTEREST EXPENSE
Salaries and employee benefits	4,501,677	3,518,916	2,235,318	1,794,493
Occupancy expenses	519,387	455,778	272,712	224,264
Other operating expenses	2,392,999	2,101,483	1,212,127	1,160,265

Total noninterest expense	7,414,063	6,076,177	3,720,157	3,179,022

Income before income taxes	2,555,262	2,783,375	1,387,570	1,458,014

Income taxes	627,747	801,841	361,533	411,933

Net income	$1,927,515	$1,981,534	$1,026,037	$1,046,081

EARNINGS PER SHARE
Basic	$0.93	$0.99	$0.49	$0.52
Diluted	$0.88	$0.92	$0.46	$0.48
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Loss	Equity
BALANCE, January 1, 2006		$1,801,748	$23,689,964	$4,983,907	$(842,611)	$29,633,008

Exercise of stock options, 33,951 shares (adjusted for 5% stock dividend)		30,795	254,489			285,284

5% stock dividend		90,878	2,699,077	(2,812,957)		(23,002)

Share-based compensation			33,853			33,853

Comprehensive income:
Net income	$1,981,534			1,981,534		1,981,534

Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(835,138)	—	—	—	(835,138)	(835,138)

Total comprehensive income	$1,146,396

BALANCE, June 30, 2006		1,923,421	26,677,383	4,152,484	(1,677,749)	31,075,539

BALANCE, January 1, 2007		$1,943,428	$27,096,848	$6,068,324	$(697,737)	$34,410,863

Exercise of stock options, 17,800 shares (adjusted for 5% stock dividend)		17,750	134,990			152,740

Exercise of stock warrants, 40,709 shares (adjusted for 5% stock dividend)		40,504	890,083			930,587

5% stock dividend		96,361	2,553,567	(2,679,485)		(29,557)

Share-based compensation			124,472			124,472

Comprehensive income:
Net income	$1,927,515			1,927,515		1,927,515

Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	(965,143)	—	—	—	(965,143)	(965,143)

Total comprehensive income	$962,372

BALANCE, June 30, 2007		$2,098,043	$30,799,960	$5,316,354	$(1,662,880)	$36,551,477

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,927,515	$1,981,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	496,531	471,520
Net amortization on securities	63,473	116,798
Activity in held-to-maturity securities:
Increase due to accretion	(44,105)	(34,214)
Provision for loan losses	432,000	258,000
Gain on sale of other real estate	(32,148)	(353)
Gross mortgage loans originated for sale	(22,337,255)	(20,942,686)
Gross proceeds from sale of mortgage loans	21,574,444	18,576,758
Gain on sale of mortgage loans	(209,231)	(198,602)
Increase in cash surrender value of life insurance	(157,804)	(134,751)
Share-based compensation	124,472	33,853
Change in operating assets and liabilities:
Accrued interest receivable	(148,475)	(393,867)
Accrued interest payable	270,712	107,093
Other assets and liabilities	(1,129,013)	(6,116,757)

Net cash provided/(used) in operating activities	831,116	(6,275,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	12,132,661	4,244,192
Purchases	(18,320,237)	(19,640,380)
Activity in held-to-maturity securities:
Purchases	(449,288)	—
Purchases of other investments	(733,551)	(457,040)
Investment in partnership	2,002	(4,000,000)
Loan originations and principal collections, net	(30,741,508)	(36,654,013)
Purchase of premises and equipment	(2,565,132)	(748,389)
Purchase of life insurance	—	(192,788)

Net cash used in investing activities	(40,675,053)	(57,448,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,076,518	50,745,950
Proceeds from Federal Home Loan Bank advances	50,000,000	14,500,000
Matured Federal Home Loan Bank advances	(21,801,353)	(7,549,243)
Net decrease in federal funds purchased	(15,575,000)	(1,500,000)
Net increase in securities sold under agreements to repurchase	1,709,349	2,915,263
Proceeds from exercise of common stock warrants and options	1,083,327	285,284
Proceeds from issuance of trust preferred securities	—	7,732,000
Cash dividends	(29,557)	(23,002)

Net cash provided by financing activities	37,463,284	67,106,252

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,380,653)	3,382,160

CASH AND CASH EQUIVALENTS, beginning of year	13,396,179	19,898,025

CASH AND CASH EQUIVALENTS, end of period	$11,015,526	$23,280,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,002,217	$5,345,973
Cash paid during the period for taxes	$650,000	$815,000
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Accounting Policies. The unaudited consolidated financial statements in this report have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and rule 10-01 of Regulatons S-X. The consolidated financial statements include the accounts of Mountain National Bancshares, Inc., a Tennessee corporation (the “Company”), and its subsidiaries. The Company’s principal subsidiary is Mountain National Bank, a national association (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
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
Note 2. New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s retained earnings.
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
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This consensus concludes that for an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to post-retirement periods, an employer should recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106 “Employer Accounting for Post-retirement Benefits Other Than Pensions” or Accounting Principles Board Opinion No. 12. The effective date for this change was for fiscal years beginning after December 15, 2006, and the adoption of this change did not have a material impact on the Company’s financial statements.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of SFAS Nos. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to: (a) recognize the funded status of a benefit plan measured as the difference between plan assets at fair value and the benefit obligation; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position; and (d) disclose in the notes to the financial statements additional information concerning certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 requires the Company to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of December 31, 2006. There was no material impact on the Company’s financial statements for December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. Management does not believe that measuring plan assets and benefits obligations as of the Company’s fiscal year end will have a material effect on the Company’s financial statements.
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
     At June 30, 2007, there were 397,209 warrants to purchase 397,209 shares of common stock outstanding that have an exercise price of $22.86 per warrant. The warrants became exercisable September 7, 2006, and must be exercised no later than September 7, 2007. Warrants to purchase 40,709 shares of common stock were exercised during the six months ended June 30, 2007, at a weighted average price of $22.86 per warrant. If all of the remaining warrants were exercised, shareholders’ equity would increase by approximately $9,080,000.
     On July 6, 2007, the Company announced the authorization by the Board of Directors of a repurchase plan of up to $500,000 of the Company’s common stock prior to June 27, 2008. The stock repurchases are expected to be accomplished in private or open-market purchases and the timing of the repurchases and the number of shares of common stock to be purchased is dependent upon prevailing market conditions, share price, and other factors.
     The Mountain National Bank Stock Option Plan (the “Plan”) provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The nonqualified stock options generally vest over a period of five years and must be exercised no later than ten years from the date of grant. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is currently 656,906. Options to purchase a total of 175,602 shares of Company common stock, with a weighted average exercise price of $15.33 per share, were outstanding under the Plan at June 30, 2007. Options to purchase a total of 17,800 shares of Company common stock were exercised during the six months ended June 30, 2007, at a weighted average exercise price of $8.58 per share.
     The Company applies the recognition and measurement principles of SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) and related interpretations in accounting for the Plan. Stock-based employee compensation is reflected in net income for the six-month periods ended June 30, 2007 and 2006. The total expense, net of taxes, during the first six months of 2007 and 2006 was $41,178 and $26,980, respectively.
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

	2007	2006
Expected dividends	0%	0%
Expected life (in years)	6.5	9.0
Expected volatility	19%	24%
Risk-free interest rate	4.69%	5.22%
     A summary of activity in the Plan for the six months ended June 30, 2007, is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise Price	Contractual Term	Value
Options outstanding, December 31, 2006	174,391	$12.77
Options granted	23,430	30.58
Options exercised	(17,800)	8.58
Options forfeited	(4,419)	28.86

Options outstanding, June 30, 2007	175,602	15.33	4.85	$2,410,276

Exercisable at June 30, 2007	122,980	10.89	3.37	$2,237,771
     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006, was $7.45 and $11.34, respectively. The total intrinsic value of options exercised during the first six months of 2007 and 2006 was $330,954 and $642,785, respectively.
     As of June 30, 2007, there was $295,828 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.01 years.
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
     The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2007 and 2006:

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share calculation:

Numerator – Net income	1,927,515	1,981,534	1,026,037	1,046,081
Denominator – Average common shares outstanding	2,062,570	2,004,800	2,074,065	2,018,865

Basic net income per share	$0.93	$0.99	$0.49	$0.52

Diluted earnings per share calculation:

Numerator – Net income	1,927,515	1,981,534	1,026,037	1,046,081
Denominator – Average common shares outstanding	2,062,570	2,004,800	2,074,065	2,018,865
Dilutive shares contingently issuable	136,131	153,143	140,224	169,228

Average dilutive common shares outstanding	2,198,701	2,157,943	2,214,289	2,188,093

Diluted net income per share	$0.88	$0.92	$0.46	$0.48

     During the three and six months ended June 30, 2007, there were options for the purchase of 17,083 and 20,661 shares, respectively, outstanding that were antidilutive and accordingly excluded from the calculation above.
Note 5. Loans and Allowance for Loan Losses
     At June 30, 2007 and December 31, 2006, the Bank’s loans consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Mortgage loans on real estate:
Residential 1-4 family	$51,790	$50,042
Residential multifamily	5,221	4,505
Commercial real estate	99,417	92,814
Construction	148,539	137,989
Second mortgages	3,375	3,545
Equity lines of credit	23,358	22,179

	331,700	311,074

Commercial loans	36,507	26,062

Consumer installment loans:
Personal	6,260	5,751
Credit cards	1,833	1,821

	8,093	7,572

Total Loans	376,300	344,708
Less: Allowance for loan losses	(3,834)	(3,524)

Loans, net	$372,466	$341,184

     A summary of transactions in the allowance for loan losses for the six month periods ended June 30, 2007 and 2006 is as follows:

	2007	2006
Balance, beginning of year	$3,524,374	$2,634,175
Provision for loan losses	432,000	258,000
Loans charged off	(134,576)	(7,146)
Recoveries of loans previously charged off	11,881	11,875

	$3,833,679	$2,896,904

Note 6. Comprehensive Income
     Comprehensive income is made up of net income and other comprehensive income. Other comprehensive income is made up of changes in the unrealized gain/(loss) on securities available for sale. Comprehensive income/(loss) for the three and six months ended June 30, 2007 was ($165,211) and $962,372, respectively, as compared to $327,090 and $1,146,396 for the three and six months ended June 30, 2006, respectively.
Note 7. Federal Home Loan Bank Advances
     The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (“FHLB”) that provides short-term and long-term funding to the Bank in an amount up to $100,000,000. The Bank’s portfolio of one to four single-family mortgages, commercial real estate and home equity lines of credit have been pledged as collateral for any advances based upon an agreement requiring a collateral-to-loan ratio of 125%, 300% and 300%, respectively. Maturities of the notes payable for each of the years subsequent to June 30, 2007 are as follows: $9,557,513 in 2007, $7,451,346 in 2008, $0 in 2009, $200,000 in 2010, $7,500,000 in 2011, $200,000 in 2012 and $40,000,000 in 2017. These advances are subject to prepayment penalties that vary according to the type of advance.

	June 30,	December 31,
	2007	2006
FHLB advances consisted of the following:

Short-term advance requiring monthly interest payments at 5.34% variable, principal due in January 2007	—	4,250,000

Short-term advance requiring monthly interest payments at 5.34% variable, principal due in January 2007	—	1,000,000

Short-term advance requiring monthly interest payments at 4.15% fixed, principal due in June 2008	2,500,000	2,500,000

Short-term advance requiring monthly interest payments at 4.12% fixed, principal due in June 2008	200,000	200,000

Short-term advance requiring monthly interest payments at 4.84% fixed, principal due in December 2007	2,500,000	2,500,000

Long-term advance requiring monthly interest payments at 5.43% fixed, principal due in November 2007	7,000,000	7,000,000

Long-term callable advance requiring monthly interest payments at 4.39% fixed, principal due in November 2011	7,500,000	7,500,000

Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in December 2012	200,000	200,000

Long-term advance requiring monthly interest payments at 4.32% fixed, principal due in June 2010	200,000	200,000

Long-term advance requiring monthly interest payments at 4.83% fixed, principal due in October 2008	3,000,000	3,000,000

Long-term advance requiring monthly principal and interest payments at 4.20% fixed, remaining principal due in July 2008	1,808,859	1,860,212

Long-term advance requiring monthly interest payments at 4.06% fixed, principal due in June 2007	—	2,500,000

Long-term advance requiring monthly interest payments at 5.80% variable, principal due in March 2007	—	4,000,000

Long-term callable advance requiring monthly interest payments at 4.25% fixed, principal due in January 2017	10,000,000	—

Note 7. Federal Home Loan Bank Advances (continued)

	June 30,	December 31,
	2007	2006
Long-term callable advance requiring monthly interest payments at 4.15% fixed, principal due in April 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 4.27% fixed, principal due in May 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 4.68% fixed, principal due in June 2017	10,000,000	—

	$64,908,859	$36,710,212

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
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three- and six-months ended June 30, 2007. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended June 30, 2007. The Company has also provided some comparisons of the financial data for the three- and six-month periods ended June 30, 2007, against the same periods in 2006, as well as our year-end results as of December 31, 2006, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth herein in “Part II – Item 1A. Risk Factors” and, without limitation:

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
     In addition to our eight existing locations, we own six properties in Sevier, Blount and Knox Counties for use in future branch expansion. During the first quarter of 2007, we purchased one property in Sevier County and one property in Knox County, Tennessee. We also entered into a long-term lease agreement for land in Blount County, Tennessee during the second quarter of 2007 and have received regulatory approval to construct a branch at this location. We anticipate beginning construction during the fourth quarter of 2007 with an expected completion date during the third quarter of 2008. In total, we hold two properties in Sevier County, three properties in Blount County and one property in Knox County for future expansion. We have begun construction on our first permanent branch in Blount County located on US Highway 411. We anticipate completion of the branch during the third quarter of 2007. We expect to begin construction of a branch office that will house the Blount County regional headquarters during the fourth quarter of 2007 with a projected completion date during the fourth quarter of 2008 or first quarter of 2009. We also began construction of our seventh branch in Sevier County during the second quarter of 2007 with a scheduled completion date during the fourth quarter of 2007. We regularly evaluate additional sites for future expansion in and around our existing markets.
     The decrease in net income between the three and six month periods ended June 30, 2007 and 2006 was as follows:

Three months ended June 30,	2007	2006	$ change	% change
Net income	$1,026,037	$1,046,081	($20,044)	(1.92%)

Six months ended June 30,	2007	2006	$ change	% change
Net income	$1,927,515	$1,981,534	($54,019)	(2.73%)
     The decrease in net income was due primarily to an increase in interest expense and noninterest expense. Although net interest income increased for both the three- and six-month periods ended June 30, 2006 and 2007, the net interest margin decreased from 4.57% and 4.66% for the three and six months ended June 30, 2006, respectively, to 4.10% and 4.13% for the three and six months ended June 30, 2007, respectively. A significant factor in the growth of interest expense was an increase in the balance of interest-bearing deposits of over $56 million from June 30, 2006 to June 30, 2007. In conjunction with the increase in deposit volume, the increase in deposit interest expense is attributable to the repricing of time deposits to higher rates. The average cost of these interest-bearing deposits increased from 3.47% during 2006 to 4.58% during 2007. This rate increase occurred as a result of local competition for customer deposits and a general increase in the rates we pay for these deposits as they mature and renew. Additionally, the average balance of borrowed funds increased approximately $39 million from June 30, 2006 to June 30, 2007 due to increased Federal Home Loan Bank (“FHLB”) borrowing as well as the issuance of $7.5 million in trust preferred securities. The cost of these borrowed funds increased from an average of 4.60% during the first six months of 2006 to 5.13% during the first six months of 2007. Another significant cause of the decrease in net income was an increase in non-interest expense of over $1 million. This increase in non-interest expense was due primarily to an increase in employees and their related expenses as the Company continued to expand its operations. Basic and diluted earnings per share decreased from $0.52 and $0.48, respectively, in the second quarter of 2006 to $0.49 and $0.46, respectively, in the second quarter of 2007. Basic and diluted earnings per share decreased from $0.99 and $0.92, respectively, for the six month period ended June 30, 2006 to $0.93 and $0.88, respectively, for the six month period ended June 30, 2007. Earnings per share decreased for the three and six months ended June 30, 2007, compared to the same periods in 2006 due primarily to an increase in the average number of shares outstanding as a result of option and warrant exercises as well as payment of a 5% stock dividend.
     The increase in total assets and total liabilities for the six months ended June 30, 2007, was as follows:

	6/30/07	12/31/06	$ change	% change
Total Assets	$508,860,382	$469,982,016	$38,878,366	8.27%
Total Liabilities	$472,308,905	$435,571,153	$36,737,752	8.43%
     The increase in total liabilities was primarily attributable to the increase in time deposits of approximately $30 million, and the increase in FHLB advances of approximately $28 million. These increases were offset in part by a decrease in non-interest bearing demand deposits of approximately $7 million, and a decrease in federal funds purchased of approximately $15.5 million. Approximately $8 million of the increase in time deposits resulted from the Bank’s purchase of brokered funds, which were 15.43% of total deposits at June 30, 2007. The Bank has been able to readily obtain these funds at interest rates comparable to rates paid on the normal core deposits from the Bank’s local customers. The increase in total liabilities was used primarily to fund the increase in loans of approximately $31.5 million and the increase in investments of approximately $5.6 million.
     The increase in shareholders’ equity for the six-month period ended June 30, 2007, was as follows:

	6/30/07	12/31/06	$ change	% change
Shareholders’ Equity	$36,551,477	$34,410,863	$2,140,614	6.22%
     The increase in shareholders’ equity was primarily attributable to net income of $1,927,515 and the exercise of stock options and warrants. The overall increase in shareholders’ equity was offset by an increase in accumulated other comprehensive loss in the amount of $965,143 during the six-month period ended June 30, 2007. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities. The Bank does not anticipate recognizing any material portion of this unrealized loss, which totaled $1,662,880 at June 30, 2007, since the Bank has the ability and intent to hold these securities until maturity and/or until their fair values recover. Additionally, shareholders’ equity increased $1,083,327 due to the exercise of options to purchase 17,800 shares of Company common stock and warrants to purchase 40,504 shares of Company common stock during the six-month period ended June 30, 2007.
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
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during the first six months of 2007.

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
Balance Sheet Analysis
Loans
     The increase in loans for the six-month period ended June 30, 2007, was as follows:

	6/30/07	12/31/06	$ change	% change
Loans	$376,299,671	$344,708,815	$31,590,856	9.16%
     At June 30, 2007, loans comprised 80.61% of the Bank’s earning assets. The increase in our loan portfolio was primarily attributable to the increase in commercial and construction loans. Total earning assets, as a percent of total assets, were 91.74% at June 30, 2007, compared to 91.30% at December 31, 2006, and 91.62% at June 30, 2006. Total earning assets relative to total assets have remained stable even though there has been a significant increase in non-interest earning assets relating to branch expansion. The average yield on loans during the first six months of 2007 was 8.18% compared to 7.64% for the first six months of 2006, due to the increases in the prime rate during the first six months of 2006 and the general increase in interest rates during the period.
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
     As of June 30, 2007, the Bank had loans totaling approximately $1,049,000, which represents 0.28% of total loans, that were 30 days or more but less than 90 days past due and approximately $748,000, or 0.20% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of June 30, 2006, the Bank had loans totaling approximately $834,000, or 0.29% of total loans, that were 30 days or more but less than 90 days past due and approximately $952,000, or 0.33% of total loans, in non-performing loans. The level of past due loans continues to be very low as a percentage of total loans, and we do not anticipate a material increase in loan losses due to the delinquent loans at June 30, 2007.
     Management considers the current level of its allowance for loan losses at June 30, 2007, in the amount of approximately $3,834,000, which is 1.02% of total loans, as compared to $3,524,000, or 1.02% of total loans, at December 31, 2006, to be adequate to absorb probable incurred losses. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     The increase in investment securities for the six month period ended June 30, 2007, was as follows:

	6/30/07	12/31/06	$ change	% change
Investment Securities	$81,646,047	$75,993,695	$5,652,352	7.44%
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 16.04% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first six months of 2007 was 4.89% versus 4.75% for the first six months of 2006. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $965,143, net of income taxes, during the first six months of 2007 to a balance of $1,662,880 at June 30, 2007.
     The Bank invests in tax-exempt municipal securities, and the balance on these securities has increased to approximately $15,656,000 at June 30, 2007, an increase of $565,000, or 3.74%, from the balance at December 31, 2006 of $15,091,000. The balance of the portfolio in the mix of mortgage-backed and agency securities remained relatively unchanged during the quarter ended June 30, 2007.
Deposits
     Asset growth during the first six months of 2007 was funded in part by an increase in interest-bearing deposits during the period. The table below sets forth the total balances of noninterest-bearing and interest-bearing deposits as of June 30, 2007 and December 31, 2006, and the dollar and percent change over the intervening period.

	6/30/07	12/31/06	$ change	% change
Noninterest-bearing deposits	$52,925,925	$60,015,521	($7,089,596)	(11.81%)
Interest-bearing deposits	330,879,886	301,713,772	29,166,114	9.67%

Total deposits	$383,805,811	$361,729,293	$22,076,518	6.10%

     The increase in interest-bearing deposits was primarily attributable to the increase in time deposits of approximately $30 million. Included in this increase in time deposits was approximately $8 million in brokered deposits.
     Brokered deposits are a significant resource available to the Bank to fund the increase in loans. As mentioned above, brokered deposits have increased 15.23% from approximately $51,379,000 at December 31, 2006 to approximately $59,202,000 at June 30, 2007, and represent approximately 15.43% of total deposits. Brokered deposits have been utilized by management to fund continued loan growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three- and six-month periods ended June 30, 2007 was 4.58% for each of these two periods, up from 3.78% and 3.47%, respectively, for the same periods a year ago. This increase is due to the competitive deposit market in Sevier County and the increase in the interest-bearing deposit balances of approximately $29 million. Interest expense on certificates of deposit, which includes brokered deposits, increased $1,931,204, or 76.99%, from $2,508,389 for the six months ended June 30, 2006 to $4,439,593 for the six months ended June 30, 2007. We anticipate a continued reliance on brokered deposits as a source of funding for future loan growth.
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
     The table below sets forth the total balances of deposits by types as of June 30, 2007 and December 31, 2006, and the percent change in balances over the intervening period:

	June 30,	December 31,	%
	2007	2006	CHANGE
	(in thousands)
Non-Interest bearing accounts	$52,926	$60,015	(11.81%)
NOW Accounts	74,231	76,070	(2.42%)
Money Market Accounts	46,238	45,667	1.25%
Savings Accounts	8,333	8,275	0.70%
Certificates of Deposits	191,375	162,849	17.52%
Individual Retirement Accounts	10,703	8,853	20.89%

TOTAL DEPOSITS	$383,806	$361,729	6.10%
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $29 million as of June 30, 2007, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. Based on these guidelines, management believes the Bank is “well capitalized.”
     The table below sets forth the Bank’s capital ratios as of the periods indicated.

	June 30, 2007	December 31, 2006
Tier 1 Risk-Based Capital	10.80%	11.33%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	11.69%	12.22%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	9.52%	9.99%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
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
     Following is a summary of the commitments outstanding at June 30, 2007 and December 31, 2006.

	2007	2006
	(in thousands)
Commitments to extend credit	$124,979	$110,963
Standby letters of credit	10,682	12,250

TOTALS	$135,661	$123,213
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $11,053,000 to approximately $86,747,000 at June 30, 2007, compared to commitments of approximately $75,694,000 at December 31, 2006. This increase is due to the continued development of property in Sevier County and our success in attracting new customers.
Income Statement Analysis
Net Income
     The decrease in net income for the three and six month periods ended June 30, 2007, was as follows:

Three months ended June 30,	2007	2006	$ change	% change
Net income	$1,026,037	$1,046,081	($20,044)	(1.92%)

Six months ended June 30,	2007	2006	$ change	% change
Net income	$1,927,515	$1,981,534	($54,019)	(2.73%)
     The decrease in the Company’s net income during the three and six months ended June 30, 2007, as compared to the same periods in 2006, is attributable primarily to the increase in interest expense on deposits and borrowed funds and an increase in non-interest expense resulting from the Company’s continued expansion efforts. The net interest margin decreased from 4.57% and 4.66% for the three and six months ended June 30, 2006 to 4.10% and 4.13% for the three and six months ended June 30, 2007. The stable interest rate environment negatively affected our net interest margin because our interest-bearing liabilities continued to reprice upward to current market rates while the yield on our interest-earning assets stabilized. The Federal Reserve’s Federal Open Market Committee left the Federal Funds Rate unchanged during the first six months of 2007. The decrease in net income was also due to an increase in operating expenses related to the Bank’s growth and expansion. The increase in operating expenses was primarily related to salaries and employee benefits. Basic and diluted earnings per share were $0.49 and $0.46, respectively, for the second quarter of 2007, compared to $0.52 and $0.48, respectively, for the second quarter of 2006. Basic and diluted earnings per share were $0.93 and $0.88, respectively, for the first six months of 2007, compared to $0.99 and $0.92, respectively, for the first six months of 2006. The reduction in basic and diluted earnings per share was primarily the result of an increase in the number of shares outstanding as a result of stock option and warrant exercises and the 5% stock dividend paid on February 28, 2007.

     The following chart illustrates our net income for the periods indicated:

	2005	2006	2007
First Quarter	$640,171	$935,453	$901,478
Second Quarter	720,864	1,046,081	1,026,037
Third Quarter	862,185	951,271
Fourth Quarter	900,282	964,568

Annual Total	$3,123,502	$3,897,373	$1,927,515
     The following consolidated condensed statement of income reflects the principal components of our net income for the second quarters and first six months of 2007 and 2006 and the percentage change in each component of net income between the second quarter and first six months of 2007 and 2006.

	Six Months Ended			Three Months Ended
	June 30,		%	June 30,		%
	2007	2006	Change	2007	2006	Change
Net Interest Income*	$8,641,050	$7,617,074	13.44%	$4,395,843	$3,968,514	10.77%
Provision for Loan Losses	432,000	258,000	67.44%	216,000	168,000	28.57%
Non-interest Income	1,760,275	1,500,478	17.31%	927,884	836,522	10.92%
Total Non-interest Expenses	7,414,063	6,076,177	22.02%	3,720,157	3,179,022	17.02%
Income Tax Expense	627,747	801,841	(21.71%)	361,533	411,933	(12.23%)

Net Income	$1,927,515	$1,981,534	(2.73%)	$1,026,037	$1,046,081	(1.92%)

*	Net interest income is the difference between the interest income received on the Bank’s earning assets and the interest expense paid on its deposits and borrowings.
     The decrease in net income in the second quarter and first six months of 2007 relative to the same periods in 2006 was due principally to the increase in interest expense on deposits and borrowed funds and the increase in non-interest expense. The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.
Net Interest Income
     The increase in net interest income for the three- and six-month periods ended June 30, 2007, was as follows:

Three months ended June 30,	2007	2006	$ change	% change
Net interest income	$4,395,843	$3,968,514	$427,329	10.77%

Six months ended June 30,	2007	2006	$ change	% change
Net interest income	$8,641,050	$7,617,074	$1,023,976	13.44%
     The increase in net interest income for the three and six months ended June 30, 2007, as compared to the same periods in 2006, was attributable primarily to increases in our volume of loans outstanding as well as increases in the interest rate we earn on our loans, although the increase in net interest income was largely offset by increasing deposit interest costs. Improving net interest income was also attributable to increases in the volume of investment securities between the two periods being compared.
Interest Income
     The interest income and fees earned on loans are the largest contributing component of net interest income and the Bank’s net interest margin.

Three months ended June 30,	2007	2006	$ change	% change
Interest on loans	$8,027,302	$6,048,844	$1,978,458	32.71%

Six months ended June 30,	2007	2006	$ change	% change
Interest on loans	$15,819,150	$11,343,962	$4,475,188	39.45%
     This increase is primarily attributable to the increase in the volume of loans outstanding of approximately $88 million from June 30, 2006, to June 30, 2007, and the increase in the interest rates earned on these loans.

Three months ended June 30,	2007	2006	$ change	% change
Interest on investment securities	$1,078,682	$888,728	$189,954	21.37%

Six months ended June 30,	2007	2006	$ change	% change
Interest on investment securities	$2,052,963	$1,626,226	$426,737	26.24%
     This increase is primarily attributable to growth of our investment portfolio of more than $8 million from June 30, 2006, to June 30, 2007.
Interest Expense and Net Interest Margin
     Interest expense increased for the three and six months ended June 30, 2007, as follows:

Three months ended June 30,	2007	2006	$ change	% change
Interest expense	$4,730,940	$3,016,373	$1,714,567	56.84%

Six months ended June 30,	2007	2006	$ change	% change
Interest expense	$9,272,929	$5,453,066	$3,819,863	70.05%
     The increase in interest expense resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits, FHLB advances and trust preferred securities.

Three months ended June 30,	2007	2006	$ change	% change
Interest on deposits	$3,694,221	$2,567,884	$1,126,337	43.86%

Six months ended June 30,	2007	2006	$ change	% change
Interest on deposits	$7,339,446	$4,610,608	$2,728,838	59.19%
     The increase in interest expense on deposits for the three and six month periods ended June 30, 2007, was due primarily to increases in the interest paid on NOW accounts and certificates of deposit, including brokered deposits, and the increase in deposits when compared to June 30, 2006. The balance on CDs increased over $52 million from June 30, 2006 to June 30, 2007. The interest rate paid on NOW accounts increased from an average of 4.58% and 4.30% for the second quarter and first six months of 2006 to an average of 4.83% and 4.92%, respectively, for the second quarter and first six months of 2007. The interest rate paid on CDs increased from an average of 4.04% and 3.86% for the second quarter and first six months of 2006 to an average of 5.07% and 5.01% for the second quarter and first six months of 2007. These increases were due to the repricing of the deposits to current market rates.

Three months ended June 30,	2007	2006	$ change	% change
Interest on other borrowings	$1,036,719	$448,489	$588,230	131.16%

Six months ended June 30,	2007	2006	$ change	% change
Interest on other borrowings	$1,933,483	$842,458	$1,091,025	129.50%
     The increases in interest expense on other borrowings for the three- and six-month periods ended June 30, 2007, is due to the increase in the interest rate paid on other borrowings and the increase in the balance of borrowed funds. The average balance of subordinated debentures increased approximately $7,305,000, or 119.79%, from $6,098,000 at June 30, 2006, to $13,403,000 at June 30, 2007. The average interest rate paid on the subordinated debentures for the three- and six-month periods ended June 30, 2007, was 7.61% for each period. The average interest rate paid on subordinated debentures for the three- and six-month periods ended June 30, 2006, was 7.93% and 7.76%, respectively. FHLB advances increased approximately $35 million, or 120.33%, from $29,461,000 at June 30, 2006, to $64,909,000 at June 30, 2007. These funds were obtained at favorable interest rates for various terms, and we believe that they should enhance the Bank’s earnings going forward. The average interest rate paid on funds borrowed from the FHLB for the three- and six-month periods ended June 30, 2007 was 4.57% and 4.66%, respectively. The average interest rate paid on funds borrowed from the FHLB for the three- and six-month periods ended June 30, 2006 was 4.53% and 4.42%, respectively. The Bank had over $35 million of additional borrowing capacity from the FHLB at June 30, 2007.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 4.10% in the second quarter of 2007 compared to 4.57% during the same period for 2006 and 4.13% in the first six months of 2007 compared to 4.66% for the same period in 2006. The Federal Open Markets Committee continued to increase the Federal Funds Rate through June 2006; however, the Federal Funds Rate has not changed from June 2006 through June 2007. During this period of stable rates, the interest rates we earned on loans, the principal component of our interest-earning assets, have also stabilized as they more closely follow the magnitude of changes in market rates of interest than do the rates we pay on interest-bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, as anticipated, we have seen a decrease in our net interest margin during the fourth quarter of 2006, continuing into the first six months of 2007. If interest rates remain unchanged, the change in the net interest margin should stabilize. If interest rates were to begin to fall, we could experience a continued reduction in our net interest margin during a period of approximately one to two years.

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
     The increase in the provision for loan losses for the three- and six-month periods ended June 30, 2007, was as follows:

Three months ended June 30,	2007	2006	$ change	% change
Provision for loan loss	$216,000	$168,000	$48,000	28.57%

Six months ended June 30,	2007	2006	$ change	% change
Provision for loan loss	$432,000	$258,000	$174,000	67.44%
     Increases in the volume of loans from 2006 to 2007 required an increase in the provision for loan losses in order to maintain an allowance for loan losses that management believes is sufficient to absorb probable incurred losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our more than eight years of operations. Net charge-offs during the second quarter of 2007 were $113,273, or 0.12% (annualized) of average loans, as compared to a net recovery of $4,931 during the second quarter of 2006. Net charge-offs during the first six months of 2007 were $122,695, or 0.07% (annualized) of average loans, as compared to a net recovery of $4,730 during the first six months of 2006.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services.
     The increase in non-interest income for the three- and six-month periods ended June 30, 2007, was as follows:

Three months ended June 30,	2007	2006	$ change	% change
Non-interest income	$927,884	$836,522	$91,362	10.92%

Six months ended June 30,	2007	2006	$ change	% change
Non-interest income	$1,760,275	$1,500,478	$259,797	17.31%
     The increase in other non-interest income for the three and six months ended June 30, 2007, was attributable to additional fee income from debit card, ATM and deposit related service charges provided for our customers. Other non-interest income also increased due to the income generated from the Bank’s investment in Appalachian Fund for Growth II, an LLC the Bank invested in during the first quarter of 2006 that invests in low income areas and which generates tax credits for its members like the Company.
Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs.

     The increase in non-interest expense for the three-and six-month periods ended June 30, 2007, was as follows:

Three months ended June 30,	2007	2006	$ change	% change
Non-interest expense	$3,720,157	$3,179,022	$541,135	17.02%

Six months ended June 30,	2007	2006	$ change	% change
Non-interest expense	$7,414,063	$6,076,177	$1,337,886	22.02%
     The increase in non-interest expenses is primarily attributable to increased salary and benefit expenses, caused in part by an increase in the number of employees as a result of the Company’s expansion and increases in bonus and incentive payments. The number of FTE employees increased from 143 at June 30, 2006, to 160 at June 30, 2007. Additionally, the increase in non-interest expense resulted from a general increase primarily in the following categories: marketing, ATM and credit/debit card expense and automation and communication costs. We expect non-interest expenses to continue to increase during the remainder of 2007 as we continue to expand our branch network and construct our Blount County regional headquarters.
Income Taxes
     The decrease in income tax expense for the three- and six-month periods ended June 30, 2007, was as follows:

Three months ended June 30,	2007	2006	$ change	% change
Income tax expense	$361,533	$411,933	($ 50,400)	(12.23%)

Six months ended June 30,	2007	2006	$ change	% change
Income tax expense	$627,747	$801,841	($174,094)	(21.71%)
     These levels represent an effective tax rate on pre-tax earnings of 24.57% and 28.81% for the six-month periods ended June 30, 2007 and 2006, respectively. The reduction in the effective tax rate for the six-month period ended June 30, 2007 is due primarily to tax-exempt income generated from municipal bonds and bank owned life insurance, as well as the tax benefits generated from the formation of MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a tax credit in the amount of approximately $200,000 during 2007.
Subsequent Events
     On July 6, 2007, the Company announced the authorization by the Board of Directors of a repurchase plan of up to $500,000 of the Company’s common stock prior to June 27, 2008. The stock repurchases are expected to be accomplished in private or open-market purchases and the timing of the repurchases and the number of shares of common stock to be purchased is dependent upon prevailing market conditions, share price, and other factors.

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
     There have been no material changes in reported market risks during the quarter ended June 30, 2007.
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
Changes in Internal Control over Financial Reporting
     During the second quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A. RISK FACTORS
     There have been no material changes to the Company’s Risk Factors set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
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

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: August 14, 2007	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: August 14, 2007	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.