Form 10-Q
period 2007-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2007-11-14
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	75-3036312 (I.R.S. Employer Identification No.)

300 East Main Street Sevierville, Tennessee (Address of principal executive offices)	37862 (Zip code)
(865) 428-7990
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,499,161 shares as of November 1, 2007.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and due from banks	$11,018,008	$11,717,179
Federal funds sold	11,069,000	1,679,000

Total cash and cash equivalents	22,087,008	13,396,179
Securities available for sale	79,767,730	74,514,075
Securities held to maturity, fair value $2,045,524 in 2007 and $1,577,130 in 2006	1,993,990	1,479,620
Restricted investments, at cost	3,529,718	2,621,167
Loans, net of allowance for loan losses of $3,985,796 in 2007 and $3,524,374 in 2006	384,040,197	341,184,441
Investment in partnership	4,135,189	4,093,228
Premises and equipment	23,656,868	19,944,484
Accrued interest receivable	3,107,974	2,638,219
Cash surrender value of life insurance	8,566,336	8,314,168
Other assets	2,038,595	1,796,435

Total assets	$532,923,605	$469,982,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$50,076,625	$60,015,521
NOW accounts	88,536,883	76,069,791
Money market accounts	48,654,889	45,666,777
Savings accounts	8,845,439	8,274,896
Time deposits	203,111,653	171,702,308

Total deposits	399,225,489	361,729,293

Federal funds purchased	—	15,575,000
Securities sold under agreements to repurchase	5,334,499	5,860,386
Accrued interest payable	1,320,247	956,224
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	64,882,775	36,710,212
Other liabilities	1,273,198	1,337,038

Total liabilities	485,439,208	435,571,153

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,496,729 shares at September 30, 2007 and 1,943,428 shares at December 31, 2006	2,496,729	1,943,428
Additional paid-in capital	39,350,405	27,096,848
Retained earnings	6,323,031	6,068,324
Accumulated other comprehensive loss	(685,768)	(697,737)

Total shareholders’ equity	47,484,397	34,410,863

Total liabilities and shareholders’ equity	$532,923,605	$469,982,016

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$23,991,160	$17,864,545	$8,172,010	$6,520,583
Taxable securities	2,657,373	2,148,487	910,620	745,967
Tax-exempt securities	458,375	384,217	152,165	160,511
Federal funds sold and deposits in other banks	170,366	224,406	128,500	124,454

Total interest income	27,277,274	20,621,655	9,363,295	7,551,515

INTEREST EXPENSE
Deposits	11,260,397	7,535,222	3,920,951	2,924,614
Federal funds purchased	173,837	62,766	559	22,835
Repurchase agreements	119,905	62,741	47,651	36,188
Federal Home Loan Bank advances	1,925,806	891,722	736,426	330,746
Subordinated debentures	747,661	505,791	249,090	290,793

Total interest expense	14,227,606	9,058,242	4,954,677	3,605,176

Net interest income	13,049,668	11,563,413	4,408,618	3,946,339

Provision for loan losses	608,000	474,000	176,000	216,000

Net interest income after provision for loan losses	12,441,668	11,089,413	4,232,618	3,730,339

NONINTEREST INCOME
Service charges on deposit accounts	1,036,608	951,232	354,327	320,295
Other fees and commissions	856,874	756,736	310,516	259,138
Gain on sale of mortgage loans	267,785	316,771	58,554	118,169
Other noninterest income	479,626	357,629	157,221	184,288

Total noninterest income	2,640,893	2,382,368	880,618	881,890

NONINTEREST EXPENSE
Salaries and employee benefits	6,668,424	5,486,813	2,166,747	1,967,897
Occupancy expenses	797,620	714,742	278,233	258,964
Other operating expenses	3,718,492	3,295,971	1,325,493	1,194,488

Total noninterest expense	11,184,536	9,497,526	3,770,473	3,421,349

Income before income taxes	3,898,025	3,974,255	1,342,763	1,190,880

Income taxes	963,833	1,041,450	336,086	239,609

Net income	$2,934,192	$2,932,805	$1,006,677	$951,271

EARNINGS PER SHARE
Basic	$1.38	$1.46	$0.45	$0.47
Diluted	$1.35	$1.35	$0.44	$0.44
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Loss	Equity

BALANCE, January 1, 2006		$1,801,748	$23,689,964	$4,983,907	$(842,611)	$29,633,008
Exercise of stock options, 32,620 shares		32,620	271,989			304,609
Exercise of stock warrants, 8,461 shares		8,461	194,603			203,064
5% stock dividend		90,878	2,699,076	(2,812,956)		(23,002)
Share-based compensation			50,780			50,780
Comprehensive income:
Net income	$2,932,805			2,932,805		2,932,805
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(226,122)	—	—	—	(226,122)	(226,122)

Total comprehensive income	$2,706,683

BALANCE, September 30, 2006		1,933,707	26,906,412	5,103,756	(1,068,733)	32,875,142

BALANCE, January 1, 2007		$1,943,428	$27,096,848	$6,068,324	$(697,737)	$34,410,863
Exercise of stock options, 28,567 shares		28,567	235,167			263,734
Exercise of stock warrants, 437,645 shares		437,645	9,571,585			10,009,230
Share repurchase program, 9,272 shares		(9,272)	(263,901)			(273,173)
5% stock dividend		96,361	2,553,567	(2,679,485)		(29,557)
Share-based compensation			84,012			84,012
Tax benefit from exercise of options			73,127			73,127
Comprehensive income:
Net income	$2,934,192			2,934,192		2,934,192
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	11,969	—	—	—	11,969	11,969

Total comprehensive income	$2,946,161

BALANCE, September 30, 2007		$2,496,729	$39,350,405	$6,323,031	$(685,768)	$47,484,397

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,934,192	$2,932,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	761,334	737,443
Net amortization on securities	105,245	171,134
Activity in held-to-maturity securities:
Increase due to accretion	(65,082)	(51,000)
Provision for loan losses	608,000	474,000
Gain on sale of other real estate	(33,928)	(29,095)
Gross mortgage loans originated for sale	(27,648,675)	(32,432,634)
Gross proceeds from sale of mortgage loans	28,980,418	29,598,677
Gain on sale of mortgage loans	(267,785)	(316,771)
Increase in cash surrender value of life insurance	(252,168)	(220,926)
Share-based compensation	84,012	50,780
Tax benefit from exercise of options	73,127
Change in operating assets and liabilities:
Accrued interest receivable	(469,755)	(802,133)
Accrued interest payable	364,023	496,199
Other assets and liabilities	(693,482)	(5,431,767)

Net cash provided/(used) in operating activities	4,479,476	(4,823,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	14,661,250	6,702,623
Purchases	(20,008,181)	(23,208,194)
Activity in held-to-maturity securities:
Purchases	(449,288)	—
Purchases of other investments	(908,551)	(503,140)
Investment in partnership	(41,961)	(4,061,898)
Loan originations and principal collections, net	(44,527,714)	(59,996,429)
Purchase of premises and equipment	(4,473,718)	(3,603,313)
Purchase of life insurance	—	(192,788)
Proceeds from sale of other real estate	421,410	186,185

Net cash used in investing activities	(55,326,753)	(84,676,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,496,196	57,473,986
Proceeds from Federal Home Loan Bank advances	50,000,000	19,500,000
Matured Federal Home Loan Bank advances	(21,827,437)	(10,524,257)
Net (decrease)/increase in federal funds purchased	(15,575,000)	2,775,000
Net (decrease)/increase in securities sold under agreements to repurchase	(525,887)	2,158,649
Proceeds from exercise of common stock warrants and options	10,272,964	507,673
Purchase of common stock	(273,173)	—
Proceeds from issuance of trust preferred securities	—	7,732,000
Cash dividends	(29,557)	(23,002)

Net cash provided by financing activities	59,538,106	79,600,049

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,690,829	(9,900,193)

CASH AND CASH EQUIVALENTS, beginning of year	13,396,179	19,898,025

CASH AND CASH EQUIVALENTS, end of period	$22,087,008	$9,997,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$13,863,583	$8,562,042
Cash paid during the period for taxes	$1,150,000	$1,175,000
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
     The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Tennessee. These returns are subject to examination by taxing authorities for all years after 2003.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of SFAS Nos. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to: (a) recognize the funded status of a benefit plan measured as the difference between plan assets at fair value and the benefit obligation; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position; and (d) disclose in the notes to the financial statements additional information concerning certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 requires the Company to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of December 31, 2006. There was no material impact on the Company’s financial statements for December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. Management does not believe that measuring plan assets and benefit obligations as of the Company’s fiscal year end will have a material effect on the Company’s financial statements.

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
     The final day to exercise outstanding common stock warrants was September 7, 2007. During their one year outstanding, 453,518 out of 459,191 (adjusted for 5% stock dividends) warrants were exercised at a weighted average exercise price of $22.91. The total corresponding increase to shareholders’ equity from September 30, 2006 to September 30, 2007, was approximately $10,367,000. Warrants to purchase 437,645 shares of common stock were exercised during the nine months ended September 30, 2007, at a weighted average price of $22.86 per warrant.
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
     During the third quarter of 2007, the Company purchased 9,272 shares of its common stock under the approved repurchase plan. Purchase prices ranged from $28.50 to $29.90 per share, with a weighted average price of $29.42 per share. The resulting decrease in shareholders’ equity was approximately $273,173.
     The Mountain National Bank Stock Option Plan (the “Plan”) provides for the grant of both incentive stock options and nonqualified stock options relating to Company common stock. The nonqualified stock options generally vest over a period of five years and must be exercised no later than ten years from the date of grant. The Plan provides that the exercise price of options granted will not be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares that can be sold or optioned under the Plan is currently 656,906. Options to purchase a total of 184,190 shares of Company common stock, with a weighted average exercise price of $17.19 per share, were outstanding under the Plan at September 30, 2007. Options to purchase a total of 28,567 shares of Company common stock were exercised during the nine months ended September 30, 2007, at a weighted average exercise price of $9.22 per share.
     The Company applies the recognition and measurement principles of SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) and related interpretations in accounting for the Plan. The compensation expense charged against income for the first nine months of 2007 and 2006 was $84,012 and $50,780, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements for the nine-month periods ended September 30, 2007 and 2006 was $15,138 and $10,309, respectively.
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

	2007	2006
Expected dividends	0%	0%
Expected life (in years)	6.5	9.0
Expected volatility	19%	24%
Risk-free interest rate	4.61%	5.22%
     A summary of activity in the Plan for the nine months ended September 30, 2007, is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise Price	Contractual Term	Value
Options outstanding, December 31, 2006	174,391	$12.77
Options granted	43,835	29.91
Options exercised	(28,617)	9.22
Options forfeited	(5,419)	29.26

Options outstanding, September 30, 2007	184,190	17.19	5.39	$2,161,008

Exercisable at September 30, 2007	112,175	$10.95	3.59	$2,006,522
     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006, was $8.38 and $11.47, respectively. The total intrinsic value of options exercised during the first nine months of 2007 and 2006 was $535,810 and $678,962, respectively.
     As of September 30, 2007, there was $491,077 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.26 years.
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
     The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2007 and 2006:

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share calculation:

Numerator — Net income	2,934,192	2,932,805	1,006,677	951,271
Denominator — Average common shares outstanding	2,129,063	2,010,535	2,259,880	2,021,820

Basic net income per share	$1.38	$1.46	$0.45	$0.47

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Diluted earnings per share calculation:

Numerator — Net income	2,934,192	2,932,805	1,006,677	951,271
Denominator — Average common shares outstanding	2,129,063	2,010,535	2,259,880	2,021,820
Dilutive shares contingently issuable	44,945	160,404	50,325	162,487

Average dilutive common shares outstanding	2,174,008	2,170,939	2,310,205	2,184,307

Diluted net income per share	$1.35	$1.35	$0.44	$0.44
     During the three and nine months ended September 30, 2007, there were options for the purchase of 29,466 and 40,090 shares, respectively, outstanding that were antidilutive. During the three and nine months ended September 30, 2006, there were options for the purchase of 452 shares outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.
Note 5. Loans and Allowance for Loan Losses
     At September 30, 2007 and December 31, 2006, the Bank’s loans consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Mortgage loans on real estate:
Residential 1-4 family	$55,065	$50,042
Residential multifamily	5,031	4,505
Commercial real estate	106,796	92,814
Construction	148,638	137,989
Second mortgages	4,155	3,545
Equity lines of credit	23,747	22,179

	343,432	311,074

Commercial loans	36,488	26,062

Consumer installment loans:
Personal	6,237	5,751
Credit cards	1,869	1,821

	8,106	7,572

Total Loans	388,026	344,708
Less: Allowance for loan losses	(3,986)	(3,524)

Loans, net	$384,040	$341,184

     A summary of transactions in the allowance for loan losses for the nine month periods ended September 30, 2007 and 2006 is as follows:

	2007	2006

Balance, beginning of year	$3,524,374	$2,634,175
Provision for loan losses	608,000	474,000
Loans charged off	(172,304)	(8,013)
Recoveries of loans previously charged off	25,726	17,566

	$3,985,796	$3,117,728

Note 6. Comprehensive Income
     Comprehensive income is made up of net income and other comprehensive income. Other comprehensive income is made up of changes in the unrealized gain/(loss) on securities available for sale. Comprehensive income/(loss) for the three and nine months ended September 30, 2007 was $1,983,789 and $2,946,161, respectively, as compared to $1,560,287 and $2,706,683 for the three and nine months ended September 30, 2006, respectively.
Note 7. Federal Home Loan Bank Advances
     The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (“FHLB”) that provides short-term and long-term funding to the Bank in an amount up to $100,000,000. The Bank’s portfolio of one to four single-family mortgages, commercial real estate and home equity lines of credit have been pledged as collateral for any advances based upon an agreement requiring a collateral-to-loan ratio of 125%, 300% and 300%, respectively. Maturities of the notes payable for each of the years subsequent to September 30, 2007 are as follows: $9,531,430 in 2007, $7,451,346 in 2008, $200,000 in 2010, $7,500,000 in 2011, $200,000 in 2012 and $40,000,000 in 2017. These advances are subject to prepayment penalties that vary according to the type of advance.

	September 30,	December 31,
	2007	2006
FHLB advances consisted of the following:

Short-term advance requiring monthly interest payments at 5.34% variable, principal due in January 2007	—	4,250,000

Short-term advance requiring monthly interest payments at 5.34% variable, principal due in January 2007	—	1,000,000

Short-term advance requiring monthly interest payments at 4.15% fixed, principal due in June 2008	2,500,000	2,500,000

Short-term advance requiring monthly interest payments at 4.12% fixed, principal due in June 2008	200,000	200,000

Short-term advance requiring monthly interest payments at 4.84% fixed, principal due in December 2007	2,500,000	2,500,000

Long-term advance requiring monthly interest payments at 5.43% fixed, principal due in November 2007	7,000,000	7,000,000

Long-term callable advance requiring monthly interest payments at 4.39% fixed, principal due in November 2011	7,500,000	7,500,000

Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in December 2012	200,000	200,000

Long-term advance requiring monthly interest payments at 4.32% fixed, principal due in June 2010	200,000	200,000

Note 7. Federal Home Loan Bank Advances (continued)

	September 30,	December 31,
	2007	2006
Long-term advance requiring monthly interest payments at 4.83% fixed, principal due in October 2008	3,000,000	3,000,000

Long-term advance requiring monthly principal and interest payments at 4.20% fixed, remaining principal due in July 2008	1,782,776	1,860,212

Long-term advance requiring monthly interest payments at 4.06% fixed, principal due in June 2007	—	2,500,000

Long-term advance requiring monthly interest payments at 5.80% variable, principal due in March 2007	—	4,000,000

Long-term callable advance requiring monthly interest payments at 4.25% fixed, principal due in January 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 4.15% fixed, principal due in April 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 4.27% fixed, principal due in May 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 4.68% fixed, principal due in June 2017	10,000,000	—

	$64,882,776	$36,710,212

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
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three- and nine-months ended September 30, 2007. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2007. The Company has also provided some comparisons of the financial data for the three- and nine-month periods ended September 30, 2007, against the same periods in 2006, as well as our year-end results as of December 31, 2006, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and, without limitation:
•	the effects of future economic and business conditions nationally and in our local market;

•	lack of sustained growth in the economy in the Sevier County and Blount County, Tennessee area;

•	government monetary and fiscal policies as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks of borrowers;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and information described in this report and in any of our other reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
     All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
Overview
     We conduct our operations, which consist primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank (the “Bank”). Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, through six additional branches in Sevier County, Tennessee, and one additional branch in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier County and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
     In addition to our eight existing locations, we own six properties in Sevier, Blount and Knox Counties for use in future branch expansion. We completed construction of our first permanent branch in Blount County located on US Highway 411 early in the fourth quarter of 2007. This branch replaces the temporary branch located on Smithview Drive in Blount County that was previously being used. We began construction of our seventh branch in Sevier County during the second quarter of 2007 with a scheduled completion date during the fourth quarter of 2007. We anticipate beginning construction of a branch on property located on Lamar Alexander Parkway in Blount County during the fourth quarter of 2007. We expect to complete this branch during the third quarter of 2008. We also anticipate beginning construction of a branch office that will house the Blount County regional headquarters during the fourth quarter of 2007 with a projected completion date during the fourth quarter of 2008 or first quarter of 2009. We expect to begin construction of a branch on property located on the corner of Highway 411 and Highway 416 in Sevier County during the first quarter of 2008 with a projected completion date during the first quarter of 2009. We also hold one undeveloped property in Knox County. We regularly evaluate additional sites for future expansion in and around our existing markets.
     The increase in net income between the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	9/30/2007	9/30/2006	$ change	% change
Net Income
Three months ended	$1,006,677	$951,271	$55,406	5.82%
Nine months ended	$2,934,192	$2,932,805	$1,387	0.05%
     Net income increased during the periods reviewed due to an increase in net interest income even though the net interest margin decreased and non-interest expense increased. The increase in net income was due primarily to an increase in net interest income which was largely related to volume increases in interest-earning assets and interest-bearing liabilities. Although net interest income increased for both the three- and nine-month periods ended September 30, 2006 and 2007, the net interest margin decreased from 4.10% and 4.33% for the three and nine months ended September 30, 2006, respectively, to 3.68% and 3.83% for the three and nine months ended September 30, 2007, respectively. While the rates earned on total interest-earning assets increased from 7.72% to 8.00% for the nine-month periods ended September 30, 2006 and 2007, respectively, and decreased slightly from 7.85% to 7.82% for the three-month periods ended September 30, 2006 and 2007, respectively, the cost of interest-bearing liabilities increased more significantly due to greater volume growth and the continued upward re-pricing of maturing deposits and borrowings to current market rates. The average cost of interest-bearing liabilities increased from 3.93% to 4.66% for the nine-month periods ended September 30, 2006 and 2007, respectively, and increased from 4.35% to 4.63% for the three-month periods ended September 30, 2006 and 2007, respectively. The balance of average interest-bearing deposits increased over $61 million from September 30, 2006 to September 30, 2007. Additionally, the average balance of borrowed funds increased approximately $36 million from September 30, 2006 to September 30, 2007 due to increased Federal Home Loan Bank (“FHLB”) borrowing as well as the issuance of $7.5 million in trust preferred securities. A significant offset to the increase in net interest income was an increase in non-interest expense of over $300,000 and $1.6 million for the three and nine months ended September 30, 2007, respectively. This increase in non-interest expense was due primarily to an increase in employees and their related expenses as the Company continued to expand its operations. Basic and diluted earnings per share decreased from $0.47 and $0.44, respectively, in the third quarter of 2006 to $0.45 and $0.44, respectively, in the third quarter of 2007. Basic and diluted earnings per share decreased from $1.46 and $1.35, respectively, for the nine month period ended September 30, 2006 to $1.38 and $1.35, respectively, for the nine month period ended September 30, 2007. Earnings per share decreased for the three and nine months ended September 30, 2007, compared to the same periods in 2006 due primarily to an increase in the average number of shares outstanding as a result of option and warrant exercises as well as payment of a 5% stock dividend.
     The increase in total assets, total liabilities and shareholders’ equity for the nine months ended September 30, 2007, was as follows:

	9/30/07	12/31/06	$ change	% change
Total Assets	$532,923,605	$469,982,016	$62,941,589	13.39%
Total Liabilities	485,439,208	435,571,153	49,868,055	11.45%
Shareholders’ Equity	47,484,397	34,410,863	13,073,534	37.99%
     The increase in total liabilities was primarily attributable to the increase in time deposits of approximately $31 million, the increase in NOW accounts of approximately $12 million and the increase in FHLB advances of approximately $28 million. These increases were offset in part by a decrease in non-interest bearing demand deposits of approximately $10 million, and a decrease in federal funds purchased of approximately $15.5 million. Brokered funds, which are included in time deposits, decreased approximately $900,000 and were 12.64% of total deposits at September 30, 2007. The Bank has been able to readily obtain these funds at interest rates comparable to rates paid on the normal core deposits from the Bank’s local customers. The increase in total liabilities was used primarily to fund the increase in loans of approximately $43 million and the increase in investments of approximately $6 million. The increase in total assets was also attributable to the increase in federal funds sold of approximately $9 million and the increase in premises and equipment of approximately $4 million.
     The increase in shareholders’ equity was primarily attributable to net income of $2,934,192 and the exercise of stock options and warrants. Shareholders’ equity increased $10,272,964 due to the exercise of options to purchase 28,567 shares of Company common stock and warrants to purchase 437,645 shares of Company common stock during the nine-month period ended September 30, 2007. Accumulated other comprehensive loss decreased $11,969 during the nine-month period ended September 30, 2007, which provided an insignificant contribution to the increase in total shareholders’ equity. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities. The Bank does not anticipate recognizing any material portion of this unrealized loss, which totaled $685,768, net of tax, at September 30, 2007.
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

Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions — global, regional or related to industries of specific issuers — could adversely affect these values. We recorded no impairment of our investment securities during the first nine months of 2007.
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
Balance Sheet Analysis
     The following table presents an overview of selected period-end balances at September 30, 2007 and December 31, 2006, as well as the dollar and percentage change for each:

	9/30/07	12/31/06	$ change	% change
Cash and equivalents	$22,087,008	$13,396,179	$8,690,829	64.88%
Loans	388,025,993	344,708,815	43,317,178	12.57%
Allowance for loan losses	3,985,796	3,524,374	461,422	13.09%
Investment securities	81,761,720	75,993,695	5,768,025	7.59%
Premises and equipment	23,656,868	19,944,484	3,712,384	18.61%

Noninterest-bearing deposits	50,076,625	60,015,521	(9,938,896)	-16.56%
Interest-bearing deposits	349,148,864	301,713,772	47,435,092	15.72%

Total deposits	399,225,489	361,729,293	37,496,196	10.37%

Federal funds purchased	—	15,575,000	(15,575,000)	-100.00%
Federal Home Loan Bank advances	$64,882,775	$36,710,212	$28,172,563	76.74%
Loans
     At September 30, 2007, loans comprised 80.11% of the Bank’s earning assets. The increase in our loan portfolio was primarily attributable to the increase in commercial and construction loans. Total earning assets, as a percent of total assets, were 90.89% at September 30, 2007, compared to 90.43% at December 31, 2006, and 90.57% at September 30, 2006. Total earning assets relative to total assets increased due primarily to the increase in loans. The average yield on loans, including loan fees, during the first nine months of 2007 was 8.75% compared to 8.53% for the first nine months of 2006, due to the first half of 2006 being a period of rising interest rates followed by a period of stable or declining interest rates through the third quarter of 2007.
Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, underlying collateral values securing loans, current economic conditions, and other factors which affect the allowance for potential credit losses. The Bank operates primarily in Sevier County, Tennessee, with expanding operations in Blount County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review officer on a quarterly basis prepares an analysis of the credit quality of the loan portfolio.
     As of September 30, 2007, the Bank had loans totaling approximately $1,758,000, which represents 0.45% of total loans, that were 30 days or more but less than 90 days past due and approximately $1,490,000, or 0.38% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of September 30, 2006, the Bank had loans totaling approximately $691,000, or 0.20% of total loans, that were 30 days or more but less than 90 days past due and approximately $230,000, or 0.07% of total loans, in non-performing loans. The level of past due loans continues to be very low as a percentage of total loans, and we do not anticipate a material increase in loan losses due to the delinquent loans at September 30, 2007.
     Management considers the current level of its allowance for loan losses at September 30, 2007, in the amount of approximately $3,986,000, which is 1.03% of total loans, as compared to $3,524,000, or 1.02% of total loans, at December 31, 2006, to be adequate to absorb probable incurred losses. Net charge off of loans remains historically low due to the continued strength of the local business market, as discussed under Provision for Loan Losses below. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 15.34% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first nine months of 2007 was 4.90% versus 4.76% for the first nine months of 2006. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, decreased by $11,969, net of income taxes, during the first nine months of 2007 to a balance of $685,768 at September 30, 2007.
     The balance of the portfolio in the mix of mortgage-backed, municipal and agency securities remained relatively unchanged during the quarter ended September 30, 2007.

Deposits
     Asset growth during the first nine months of 2007 was primarily funded by an increase in interest-bearing deposits, as well as FHLB advances discussed above, during the period. This increase in interest-bearing deposits was attributable to the increase in time deposits of approximately $31 million and the increase in NOW accounts of approximately $12 million. The decline in non-interest bearing accounts was primarily due to customers investing in interest bearing certificates of deposit and investing in Company stock from the exercise of warrants.
     Brokered deposits, included in the certificate of deposits balance, are a significant resource available to the Bank to fund the increase in loans. However, brokered deposits decreased approximately $900,000, or 1.76%, from approximately $51,379,000 at December 31, 2006 to approximately $50,477,000 at September 30, 2007, and represent approximately 12.64% of total deposits. Brokered deposits have been utilized by management to fund loan growth in a market area where there is strong competition for new deposits. We anticipate a continued reliance on brokered deposits as a source of funding for future loan growth. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three- and nine-month periods ended September 30, 2007 was 4.59% and 4.58%, respectively, up from 4.14% and 3.77%, respectively, for the same periods a year ago. This increase is due to the competitive deposit market in Sevier County and the continued upward re-pricing of maturing deposits to current market rates. The action of the Federal Reserve’s Federal Open Market Committee to lower the Federal Funds rate twice in 2007, as discussed in more detail below, should reduce or reverse the upward re-pricing trend, but competitive pressures in our markets may limit our ability to realize the full effect of these rate cuts.
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
     The table below sets forth the total balances of deposits by type as of September 30, 2007 and December 31, 2006, and the percent change in balances over the intervening period:

	September 30,	December 31,	%
	2007	2006	CHANGE
	(in thousands)

Non-Interest bearing accounts	$50,077	$60,015	(16.56%)

NOW Accounts	88,537	76,070	16.39%

Money Market Accounts	48,655	45,667	6.54%

Savings Accounts	8,845	8,275	6.89%

Certificates of Deposits	189,897	162,849	16.61%

Individual Retirement Accounts	13,214	8,853	49.26%

TOTAL DEPOSITS	$399,225	$361,729	10.37%

Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $34 million as of September 30, 2007, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. Based on these guidelines, management believes the Bank is “well capitalized.”
     The table below sets forth the Bank’s capital ratios as of the periods indicated.

	September 30, 2007	December 31, 2006
Tier 1 Risk-Based Capital	13.20%	11.33%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	6.00	6.00

Total Risk-Based Capital	14.09%	12.22%
Regulatory Minimum	8.00	8.00
Well-capitalized Minimum	10.00	10.00

Tier 1 Leverage	11.25%	9.99%
Regulatory Minimum	4.00	4.00
Well-capitalized Minimum	5.00	5.00
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
     Following is a summary of the commitments outstanding at September 30, 2007 and December 31, 2006.

	2007	2006
	(in thousands)
Commitments to extend credit	$120,312	$110,963
Standby letters of credit	5,906	12,250

TOTALS	$126,218	$123,213
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $5,690,000 to approximately $81,384,000 at September 30, 2007, compared to commitments of approximately $75,694,000 at December 31, 2006. This increase is due to the continued development of property in Sevier County and our success in attracting new customers.
Income Statement Analysis
Net Income
     Our results for the three and nine months ended September 30, 2007 and 2006 were marked by the continued growth in loans and other earning assets and deposits, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands):

	Three months ended				Nine months ended
	9/30/07	9/30/06	$ change	% change	9/30/07	9/30/06	$ change	% change
Interest income	$9,363	$7,551	$1,812	24.00%	$27,277	$20,621	$6,656	32.28%
Interest expense	4,955	3,605	1,350	37.45%	14,227	9,058	5,169	57.07%

Net interest income	4,408	3,946	462	11.71%	13,050	11,563	1,487	12.86%
Provision for loan losses	176	216	(40)	-18.52%	608	474	134	28.27%

Net interest income after provision for loan losses	4,232	3,730	502	13.46%	12,442	11,089	1,353	12.20%
Noninterest income	881	882	(1)	-0.11%	2,641	2,382	259	10.87%
Noninterest expense	3,770	3,421	349	10.20%	11,185	9,497	1,688	17.77%

Net income before income taxes	1,343	1,191	152	12.76%	3,898	3,974	(76)	-1.91%
Income tax expense	336	240	96	40.00%	964	1,041	(77)	-7.40%

Net income	$1,007	$951	$56	5.89%	$2,934	$2,933	$1	0.03%

     The increase in the Company’s net income during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, is attributable primarily to the increase in net interest income related to the volume increases in interest-earning assets and interest-bearing liabilities. The net interest margin decreased from 4.10% and 4.33% for the three and nine months ended September 30, 2006 to 3.68% and 3.83% for the three and nine months ended September 30, 2007. The Federal

Reserve’s Federal Open Market Committee cut the Federal Funds Rate by 50 basis points during the third quarter of 2007 and an additional 25 basis points early in the fourth quarter of 2007, which will lead to further compression of the net interest margin as our interest sensitive assets adjust more quickly than our interest sensitive liabilities. The preceding stable interest rate environment also negatively affected our net interest margin because our interest-bearing liabilities continued to re-price upward to current market rates while the yield on our interest-earning assets stabilized. The increase in net interest income continues to be offset by an increase in operating expenses related to the Bank’s growth and expansion. The increase in operating expenses was primarily related to salaries and employee benefits. Basic and diluted earnings per share were $0.45 and $0.44, respectively, for the third quarter of 2007, compared to $0.47 and $0.44, respectively, for the third quarter of 2006. Basic and diluted earnings per share were $1.38 and $1.35, respectively, for the first nine months of 2007, compared to $1.46 and $1.35, respectively, for the first nine months of 2006. The reduction in basic and diluted earnings per share was primarily the result of an increase in the number of shares outstanding as a result of stock option and warrant exercises and the 5% stock dividend paid on February 28, 2007.
     The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2007			September 30, 2006
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$379,189	$8,172	8.55%	$296,661	$6,521	8.72%
Investment Securities:
Available for sale	79,974	995	4.94%	72,059	863	4.75%
Held to maturity	1,981	21	4.21%	1,452	17	4.65%
Equity securities	3,364	46	5.43%	2,102	27	5.10%

Total securities	85,319	1,062	4.94%	75,613	907	4.76%
Federal funds sold and other	10,480	129	4.88%	9,172	124	5.36%

Total interest-earning assets	474,988	9,363	7.82%	381,446	7,552	7.85%
Nonearning assets	46,702			38,437

Total Assets	$521,690			$419,883

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	$124,324	$1,223	3.90%	$125,200	$1,264	4.01%
Savings deposits	8,874	25	1.12%	7,875	12	0.60%
Time deposits	205,816	2,673	5.15%	147,120	1,649	4.45%

Total interest bearing deposits	339,014	3,921	4.59%	280,195	2,925	4.14%
Securities sold under agreements to repurchase	6,783	47	2.75%	5,715	36	2.50%
Federal Home Loan Bank advances and other borrowings	64,925	737	4.50%	29,612	354	4.74%
Subordinated debt	13,403	249	7.37%	13,403	291	8.61%

Total interest-bearing liabilities	424,125	4,954	4.63%	328,925	3,606	4.35%
Noninterest-bearing deposits	55,478	—		57,237	—

Total deposits and interest- bearings liabilities	479,603	4,954	4.10%	386,162	3,606	3.70%

Other liabilities	2,723			1,735
Shareholders’ equity	39,364			31,986
	$521,690			$419,883

Net interest income		$4,409			$3,946

Net interest spread (1)			3.19%			3.50%
Net interest margin (2)			3.68%			4.10%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-

	Nine months ended			Nine months ended
	September 30, 2007			September 30, 2006
	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans	$366,587	$23,991	8.75%	$279,890	$17,865	8.53%
Investment Securities:
Available for sale	80,035	2,929	4.89%	67,778	2,395	4.72%
Held to maturity	1,886	65	4.61%	1,435	51	4.75%
Equity securities	3,039	122	5.37%	1,939	86	5.93%

Total securities	84,960	3,116	4.90%	71,152	2,532	4.76%
Federal funds sold and other	4,594	170	4.95%	6,008	224	4.98%

Total interest-earning assets	456,141	27,277	8.00%	357,050	20,621	7.72%
Nonearning assets	44,808			36,754

Total Assets	$500,949			$393,804

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	$127,145	$3,867	4.07%	$118,612	$3,215	3.62%
Savings deposits	8,550	63	0.99%	7,911	35	0.59%
Time deposits	192,967	7,329	5.08%	140,403	4,285	4.08%

Total interest bearing deposits	328,662	11,259	4.58%	266,926	7,535	3.77%
Securities sold under agreements to repurchase	5,891	120	2.72%	4,439	63	1.90%
Federal Home Loan Bank advances and other borrowings	59,977	2,100	4.68%	28,031	954	4.55%
Subordinated debt	13,403	748	7.46%	9,107	506	7.43%

Total interest-bearing liabilities	407,933	14,227	4.66%	308,503	9,058	3.93%
Noninterest-bearing deposits	53,325	—		52,990	—

Total deposits and interest- bearings liabilities	461,258	14,227	4.12%	361,493	9,058	3.35%

Other liabilities	2,542			1,325
Shareholders’ equity	37,149			30,986

	$500,949			$393,804

Net interest income		$13,050			$11,563

Net interest spread (1)			3.34%			3.79%
Net interest margin (2)			3.83%			4.33%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interestearning assets for the period.
     The following discussion and analysis describes, in greater detail, the specific changes in each income statement component outlined above.
Net Interest Income
     The increase in net interest income for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, was attributable primarily to increases in our volume of loans outstanding as well as an increase in the nine month average interest rate we earned on our loans, although the increase in net interest income was largely offset by increasing deposit and borrowed funds volume and interest costs. Improving net interest income was also attributable to increases in the volume of and rate earned on investment securities between the two periods being compared.

Interest Income
     The interest income and fees earned on loans are the largest contributing element of net interest income and the Bank’s net interest margin. The increase in this component of interest income is primarily attributable to the increase in the volume of loans outstanding of approximately $76 million from September 30, 2006, to September 30, 2007. The increase in volume was partially offset by a decrease in the average rate earned on loans during the third quarter of 2007 as compared to the third quarter of 2006. Investment security interest income also increased for the three and nine months ended September 30, 2007. This increase is primarily attributable to growth of our investment portfolio of more than $5.5 million from September 30, 2006 to September 30, 2007. Additionally, the yield on investment securities increased during the same period.
Interest Expense and Net Interest Margin
     The increase in interest expense resulted from the increasing interest rates paid on deposits and other borrowings, combined with the increased volume of interest-bearing deposits and FHLB advances. The increase in interest expense on deposits for the three- and nine-month periods ended September 30, 2007, was due primarily to increases in the interest paid on interest bearing demand deposit accounts and time deposits, including brokered deposits, and the increase in deposits when compared to September 30, 2006. The balance of time deposits, including CDs, IRAs and brokered deposits, increased over $51 million from September 30, 2006 to September 30, 2007. The interest rate paid on time deposits increased from an average of 4.45% and 4.08% for the third quarter and first nine months of 2006, respectively, to an average of 5.15% and 5.08% for the third quarter and first nine months of 2007, respectively. The balance of interest bearing demand deposit accounts increased approximately $10 million from September 30, 2006 to September 30, 2007. The interest rate paid on interest bearing demand deposit accounts increased from an average of 3.62% for the first nine months of 2006 to an average of 4.07% for the first nine months of 2007. This increase was due in part to the lower interest rate environment of the first six months of 2006 as well as the continued re-pricing of deposits to current market rates. The interest rates paid on interest bearing demand deposit accounts decreased from an average of 4.01% for the third quarter of 2006 to an average of 3.90% for the third quarter of 2007. This decrease was due to the re-pricing of deposits due to the general downward trend of interest rates and the Federal Open Markets Committee Federal Funds rate cut late in the third quarter of 2007.
     The increases in interest expense on other borrowings for the three- and nine-month periods ended September 30, 2007, is due primarily to the increase in the balance of borrowed funds. Average FHLB advances and other borrowings increased approximately $32 million, or 113.97%, from September 30, 2006 to September 30, 2007. These funds were obtained at favorable fixed interest rates for various terms, and we believe that they should enhance the Bank’s earnings since the cost of alternative funding for the same time period was significantly higher. The average interest rate paid on FHLB advances and other borrowings for the three- and nine-month periods ended September 30, 2007 was 4.50% and 4.68%, respectively. The average interest rate paid on FHLB advances and other borrowings for the three- and nine-month periods ended September 30, 2006 was 4.74% and 4.55%, respectively. The Bank had over $35 million of additional borrowing capacity from the FHLB at September 30, 2007.
     The average balance of subordinated debentures increased approximately $4,296,000, or 47.17% from September 30, 2006 to September 30, 2007. The average interest rate paid on the subordinated debentures for the three- and nine-month periods ended September 30, 2007 was 7.37% and 7.46%, respectively. The average interest rate paid on subordinated debentures for the three- and nine-month periods ended September 30, 2006 was 8.61% and 7.43%, respectively.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 3.68% in the third quarter of 2007 compared to 4.10% during the same period for 2006 and 3.83% in the first nine months of 2007 compared to 4.33% for the same period in 2006. The Federal Open Markets Committee did not change the Federal Funds Rate between June 2006 and August 2007. During this period of stable rates, the interest rates we earned on loans, the principal component of our interest-earning assets, stabilized faster as they more closely followed the magnitude of changes in market rates of interest than did the rates we paid on interest-bearing liabilities, which consist primarily of interest-bearing deposits. Consequently, as anticipated, we have seen a continuing decrease in our net interest margin beginning during the fourth quarter of 2006 and continuing into the first nine months of 2007. Since the Federal Open Markets Committee cut the Federal Funds rate by 50 basis points during September 2007 and an additional 25 basis points during October 2007, we could experience a continued reduction in our net interest margin during a period of approximately one year due to our assets re-pricing faster than our liabilities.
Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge-off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses. Increases in the volume of loans from 2006 to 2007 required an overall increase in the provision for loan losses in order to maintain an allowance for loan losses that management believes is sufficient to absorb probable incurred losses. We continue to experience low levels of loan losses compared to the volume of loans we have originated during our nine years of operations. Net charge-offs during the third quarter of 2007 were $23,883, or 0.025% (annualized) of average loans, as compared to a net recovery of $4,823 during the third quarter of 2006. Net charge-offs during the first nine months of 2007 were $146,578, or 0.053% (annualized) of average loans, as compared to a net recovery of $9,553 during the first nine months of 2006. Although net charge-offs increased during both periods compared, the amounts charged off are relatively low and we do not consider them to be a material negative trend.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The increase in other non-interest income for the nine months ended September 30, 2007, was attributable to additional fee income from debit/credit card, ATM and deposit related service charges provided for our customers. Other non-interest income also increased due to the income generated from the Bank’s investment in Appalachian Fund for Growth II, an LLC the Bank invested in during the first quarter of 2006 that invests in low income areas and which generates tax credits for its members like the Company. Other non-interest income decreased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to a decrease in mortgage loan activity income.
Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense is primarily attributable to increased salary and benefit expenses, caused by an increase in the number, as well as the type, of employees added as a result of the Company’s expansion. The number of full-time equivalent employees increased from 158 at September 30, 2006, to 167 at September 30, 2007. These new employees consisted primarily of executive level staff added as part of our development in Blount County, Tennessee. Additionally, the increase in non-interest expense resulted from our continuing investment in technology primarily in the following categories: marketing, ATM and credit/debit card expense and automation and communication costs. We expect non-interest expenses to continue to increase during the remainder of 2007 as we continue to expand our branch network and construct our Blount County regional headquarters.
Income Taxes
     Income tax expense decreased for the nine-month period ended September 30, 2007. The effective tax rate on pre-tax earnings was 24.73% and 26.20% for the nine-month periods ended September 30, 2007 and 2006, respectively. The reduction in the effective tax rate for the nine-month period ended September 30, 2007 is due primarily to tax-exempt income generated from municipal bonds and bank owned life insurance, as well as the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2007. The program is also expected to generate a one time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.
     Income tax expense was higher for the three-month period ended September 30, 2007 as compared to the same period in 2006. The effective tax rate on pre-tax earnings was 25.03% and 20.12% for the three-month periods ended September 30, 2007 and 2006, respectively. The third quarter 2006 income tax expense and effective tax rate were lower than the third quarter of 2007 due to an adjustment to recognize the accumulated state tax benefit related to MNB Real Estate, Inc.
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
     There have been no material changes in reported market risks during the quarter ended September 30, 2007.
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
Changes in Internal Control over Financial Reporting
     During the third quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes to the Company’s risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides certain information as of September 30, 2007 with respect to the Company’s repurchase of common stock.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs
July 1-31, 2007	900	28.89	900
August 1-31, 2007	8,372	29.48	8,372
September 1-30, 2007	—	—	—

Total	9,272	29.42	9,272	227,000

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

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: November 14, 2007	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: November 14, 2007	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.