Form 10-K
period 2007-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2008-04-01
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	75-3036312

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 East Main, Sevierville, Tennessee (Address of principal executive offices)	37862 (Zip code)
(865) 428-7990
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $1.00 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $60,948,149.
     There were 2,503,224 shares of Common Stock outstanding as of February 29, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) are incorporated by reference into Part III of this Report. Other than those portions of the 2008 Proxy Statement specifically incorporated by reference herein pursuant to Part III, no other portions of the 2008 Proxy Statement shall be deemed so incorporated.

MOUNTAIN NATIONAL BANCSHARES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

Item		Page
Number		Number

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55

13.	Certain Relationships and Related Transactions, and Director Independence	56

14.	Principal Accountant Fees and Services	56

	Part IV

15.	Exhibits and Financial Statement Schedules	56

	Signatures	59
EX-10.3 SUMMARY OF COMPENSATION AGREEMENTS
EX-10.8 AMENDED AND RESTATED SALARY CONTINUATION AGREEMENT
EX-10.9 AMENDMENT, DATED NOVEMBER 19, 2007, TO AMENDED AND RESTATED SALARY CONTINUATION AGREEMENT
EX-10.10 AMENDED AND RESTATED SALARY CONTINUATION AGREEMENT, DATED JANUARY 19, 2007
EX-10.11 AMENDMENT, DATED NOVEMBER 19,2007, TO AMENDED AND RESTATED SALARY CONTINUATION AGREEMENT
EX-10.12 AMENDED AND RESTATED SALARY CONTINUATION AGREEMENT, DATED JANUARY 19, 2007
EX-10.13 AMENDMENT, DATED NOVEMBER 19,2007, TO AMENDED AND RESTATED SALARY CONTINUATION AGREEMENT
EX-21 SUBSIDIARIES OF THE REGISTRANT
Ex-23 Consent of Independent Registered Public Accounting Firm
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I

ITEM 1.	BUSINESS
Forward-Looking Statements
     Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “seek,” “attempt,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those set forth in Item 1A. Risk Factors below and the following factors:
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
All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Except as required by the federal securities laws we do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
The Company
     Mountain National is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company provides a full range of banking services through its banking subsidiary, Mountain National Bank (the “Bank”).
     For the purposes of the discussions in this report, the words “we,” “us,” and “our” refer to the combined entities of the Company and the Bank unless otherwise indicated or evident. The Company’s main office is located at 300 East Main Street, Sevierville, Tennessee 37862. The Company was incorporated as a business corporation in March 2003 under the laws of the State of Tennessee for the purpose of acquiring 100% of the issued and outstanding shares of common stock of the Bank. Effective July 1, 2002, the Company and the Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of the Bank and the shareholders of the Bank became the shareholders of the Company. In June 2003, the Company received approval from the Federal Reserve Bank of Atlanta to become a bank holding company.
     At December 31, 2007, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.
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

The Bank
     The Bank is organized as a national banking association. The Bank applied to the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation, (the “FDIC”), on February 16, 1998, to become an insured national banking association. The Bank received approval from the OCC to organize as a national banking association on June 16, 1998 and commenced business on November 23, 1998. The Bank’s principal business is to accept demand and savings deposits from the general public and to make residential mortgage, commercial and consumer loans.
Our Banking Business
     General. Our banking business consists primarily of traditional commercial banking operations, including taking deposits and originating loans. We conduct our banking activities from our main office located in Sevierville, Tennessee and through six additional branch offices in Sevier County, Tennessee, and one branch office in Blount County, Tennessee. We operate two branch offices in Gatlinburg, two branch offices in Pigeon Forge, a branch office in Seymour, a branch office in Kodak, all in Sevier County, and a branch office that we opened during October 2007 in Maryville, Blount County, Tennessee. The retail nature of our commercial banking operations allows for diversification in the number of our depositors and borrowers, and we do not believe that we are dependent on a single or a few customers.
     We offer a variety of retail banking services. We seek savings and other time and demand deposits from consumers and businesses in our primary market area by offering a full range of deposit accounts, including savings, demand deposit, retirement, including individual retirement accounts, or “IRA’s,” and professional and checking accounts, as well as certificates of deposit. We use the deposit funds we receive to originate mortgage, commercial and consumer loans, and to make other authorized investments. In addition, we currently maintain 17 full-service ATMs throughout our market area. Because the Bank is a member of a number of payment systems networks, Bank customers may also access banking services through ATMs and point of sale terminals throughout the world. In addition to traditional deposit-taking and lending services, we also provide a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.
     The banking industry is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at commercial banks are influenced by economic conditions, including interest rates and competing investment instruments, levels of personal income and savings, among others. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, local economic and seasonal factors and availability of funds. Our primary sources of funding for lending activities include savings and demand deposits, income from investments, loan principal payments and borrowings. For additional information relating to our deposits and loans, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

     Market Areas. Our primary market areas are Sevier and Blount Counties, contiguous counties located in eastern Tennessee. We intend to continue our focus on these primary market areas in the future. Additionally, even with our current market area focus, some of our business may come from other areas contiguous to our primary market area.
Lending Activities
     General. We concentrate on developing a diversified loan portfolio consisting of first mortgage loans secured by residential properties, loans secured by commercial properties and other commercial and consumer loans.
     Real Estate Lending. We originate permanent and construction loans having terms in the case of the permanent loans of up to 30 years that are typically secured by residential real estate comprised of single-family dwellings and multi-family dwellings of up to four units. All of our residential real estate loans consist of conventional loans that are not insured or guaranteed by government agencies. We also originate and hold in our portfolio traditional fixed-rate mortgage loans in appropriate circumstances.
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
     Construction lending affords us the opportunity to earn higher interest rates and fees with shorter terms to maturity than does single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the projected cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to complete the project. If the estimate of value upon completion proves inaccurate, we may be confronted at, or prior to, the maturity of the loan with collateral of insufficient value to assure full repayment. Construction projects may also be jeopardized by downturns in the economy or demand in the area where the project is being undertaken, disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the builder’s ability to repay the loan is often dependent on the builder’s ability to sell the property prior to the time the construction loan becomes due. We seek to address these risks by adhering to underwriting policies and disbursement procedures designed to limit the risk and by monitoring the construction project.
     Commercial Lending. We originate secured and unsecured loans for commercial, corporate, business and agricultural purposes, and we engage in commercial real estate activities consisting of loans for hotels, motels, restaurants, retail store outlets and service providers such as insurance agencies. Currently, we concentrate our commercial lending efforts on originating loans to small businesses for purposes of providing working capital, capital improvements, and construction and leasehold improvements. These loans typically have one-year maturities, if they are unsecured loans, or, in the case of small business loans secured by real estate, have an average maturity of five years. We also participate in the Small Business Administration’s guaranteed commercial loan program.
     Commercial lending, while generally considered to involve a higher degree of credit risk than long-term financing of residential properties, generally provides higher yields and greater interest rate sensitivity than do residential mortgage loans. Commercial loans are generally adjustable rate loans or loans that have short-term maturities of one to three years. The higher risks inherent in commercial lending include risks specific to the business venture, delays in leasing the collateral and excessive collateral dependency, vacancy, delays in obtaining or inability to obtain permanent financing and difficulties we may experience in exerting influence over or acquiring the collateral following a borrower’s default. Moreover, commercial loans often carry larger loan balances to single borrowers or groups of related borrowers than do residential real estate loans. With respect to commercial real estate lending, the borrower’s ability to make principal and interest payments on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. We attempt to mitigate the risks inherent in commercial lending by, among other things, securing our loans with adequate collateral and extending commercial loans only to persons located in our primary market area.
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
     From time to time we originate a limited number of permanent, conventional residential mortgage loans that we sell on a servicing-released basis to private institutional investors such as savings institutions, banks, life insurance companies and pension funds. We originate these loans on terms and conditions similar to those required for sale to the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal National Mortgage Association (“FNMA”), except that we occasionally offer these loans with higher dollar limits than are permissible for FHLMC or FNMA-eligible loans.
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

     Loan Delinquencies and Defaults. When a borrower fails to make a required loan payment for 30 days, we classify the loan as delinquent. If the delinquency exceeds 90 days and is not cured through the Bank’s normal collection procedures, we institute more formal recovery efforts. If a foreclosure action is initiated and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial or trustee sale at which, in some instances, the Bank acquires the property. Thereafter, such acquired property is recorded in the Bank’s records as “other real estate owned” until the property is sold. In some cases, we may finance sales of other real estate owned, which may involve our origination of “loans to facilitate” that typically involve a lower down payment or a longer term.
Investment Activities
     Our investment securities portfolio is an integral part of our total assets and liabilities management strategy. We use our investments, in part, to further our interest rate risk management objective of reducing our sensitivity to interest-rate fluctuations. Our primary objective in making investment determinations with respect to our securities portfolio is to achieve a high degree of maturity and rate matching between these assets and our interest-bearing liabilities. In order to achieve this goal, we concentrate our investments, which constituted approximately 15.3% of our total assets at December 31, 2007, in U.S. government securities or other securities of similar low risk. The U.S. government and other investment-grade securities in which we invest typically have maturities ranging from 30 days to 30 years.
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
     Deposits. We offer a variety of programs designed to attract both short-term and long-term deposits from the general public in our market areas. These programs include savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts, fixed-rate and variable-rate certificate of deposit accounts of varying maturities, retirement accounts and certain other accounts. We particularly focus on promoting long-term deposits, such as IRA accounts and certificates of deposit. Additionally, we use brokered deposits that are comparable to our traditional certificates of deposit.
     Borrowings. The Bank became a member of the Federal Home Loan Bank of Cincinnati (the “FHLB of Cincinnati”) in December 2001. The FHLB of Cincinnati functions as a central reserve bank that provides credit for member institutions. As a member, the Bank is required to own capital stock in the FHLB of Cincinnati. Membership in the FHLB of Cincinnati entitles the Bank, provided certain standards related to creditworthiness have been met, to apply for advances on the security of the FHLB of Cincinnati stock it holds as well as on the security of certain of its residential mortgage loans, commercial loans and other assets (principally, its investment securities that are obligations of, or guaranteed by, the United States). The FHLB of Cincinnati makes advances to the Bank pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Interest rates on FHLB of Cincinnati advances are generally variable and adjust to reflect actual conditions existing in the credit markets. The uses for which we may employ funds received pursuant to FHLB of Cincinnati advances are prescribed by the various lending programs, which also prescribe borrowing limitations. Acceptable uses prescribed by the FHLB of Cincinnati have included expansion of residential mortgage lending and funding short-term liquidity needs. Depending on the particular credit program under which we borrow, borrowing limitations are generally based on the FHLB of Cincinnati’s assessment of our creditworthiness. The FHLB of Cincinnati is required to review the credit limitations and standards to which we are subject at least once every six months.
     Financing. In August of 1998, the Bank completed an offering of common stock which yielded proceeds of $12,000,000. On November 7, 2003, the Company completed the sale, through its wholly owned statutory trust subsidiary, MNB Capital Trust I, of $5,500,000 of trust preferred securities, which we refer to as “Capital Securities I,” which mature on December 31, 2033, and have a liquidation amount of $50,000 per Capital Security. Interest on the Capital Securities I is to be paid quarterly on the last day of each March, June, September and December and is reset quarterly based on the three-month LIBOR plus 305 basis points. The Company used the net proceeds from the offering of Capital Securities I to pay off an outstanding line of credit.
     On June 20, 2006, the Company completed the sale, through its wholly owned statutory trust subsidiary, MNB Capital Trust II, of $7,500,000 of trust preferred securities, which we refer to as “Capital Securities II,” which mature on July 7, 2036, and have a liquidation amount of $1,000 per Capital Security. Interest on the Capital Securities II is to be paid quarterly on the seventh day of each January, April, July and October and is reset quarterly based on the three-month LIBOR plus 160 basis points. The Company used the net proceeds from the offering of Capital Securities II to increase regulatory capital for the Company and for operating funds for the Bank.
     During the third quarter of 2005, the Company sold 416,500 shares of common stock. This sale resulted in an increase in common stock and surplus of approximately $9,896,500. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that had an exercise price of $25.20 per warrant. The warrants could be exercised beginning after one year from the date of the sale of the common stock, and had to be exercised no later than two years from the date of the sale. The final day to exercise the common stock warrants was September 7, 2007. During the period in which they could be exercised, 476,194 out of 482,151 (adjusted for 5% stock dividends) warrants were exercised at a weighted average exercise price of $21.77 (adjusted for 5% stock dividends). The total corresponding increase to shareholders’ equity from the conversion of the stock warrants to common stock from September 7, 2006 to September 7, 2007, the period the warrants could be exercised, was approximately $10,367,000.

Competition
     We face significant competition in our primary market areas from a number of sources, including eight commercial banks and one savings institution in Sevier County and eleven commercial banks and one savings institution in Blount County. As of June 30, 2007, there were 50 commercial bank branches and three savings institutions branches located in Sevier County and 44 commercial bank branches and one savings institution branch located in Blount County.
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
     As evidenced by our deposit and loan growth, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” we have been able to compete with our larger, more established competitors by attracting customers from existing financial institutions as well as from growth in our communities by focusing on providing a high level of customer service and by providing the products most important to our customers. During our relatively short operating history, we have been successful in hiring a staff with significant local bank experience that shares our commitment to providing our customers with the highest levels of customer service. While focusing on customer service, we are also able to offer our customers most of the banking services offered by our local competitors, including Internet banking, investment services and sweep accounts.
Employees
     We currently employ a total of 176 employees, including 172 full time employees. We are not a party to any collective bargaining agreements with our employees, and we consider relations with our employees to be good.
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
     The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act (“CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has no present plans to become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by the GLB Act. The GLB Act also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing the GLB Act.
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
     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.
Bank Regulation
     The Bank is subject to supervision, regulation, and examination by the OCC which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.
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
Sarbanes-Oxley Act
     We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board thereunder. In particular, we are required to include management reports on internal controls as part of our annual report for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act. We have spent significant amounts of time and money on compliance with these rules and anticipate a similar burden going forward. We completed our assessment of our internal controls in a timely manner and management’s report on internal controls is included in Item 9A(T) of this report. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.
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

     As of December 31, 2007, the consolidated capital ratios of the Bank were as follows:

	Regulatory Minimum to be
	Adequately Capitalized	Bank

Tier 1 capital ratio	4.0%	13.10%
Total capital ratio	8.0%	13.97%
Leverage ratio	3.0-5.0%	11.24%
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

Fiscal and Monetary Policy
     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Mountain National and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Mountain National and its subsidiary cannot be predicted. Beginning in September 2007, the Federal Reserve reduced the targeted federal funds rate three times during 2007 for a total of 1.00%. Beginning in August 2007, the Federal Reserve also reduced the discount rate four times during 2007 for a total of 1.50%.
FDIC Insurance Assessments
     The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. Because it was not organized until 1998, the Bank will not be eligible to receive this one-time assessment credit.
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
     The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized the Financing Corporation (“FICO”) to levy assessments on DIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.44 basis points for the BIF in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005, from 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006, and from 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the last quarter of 2007. The FICO assessment rate for the first quarter of 2008 is 1.12 basis points.

     During the three years ended December 31, 2007, the Bank paid $44,815.83, $38,291.06 and $33,911.33 in FICO assessments during 2007, 2006 and 2005, respectively. The Bank paid $154,734.23 during 2007 for FDIC deposit insurance premiums.
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
     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps —
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
Statistical Information
     Certain statistical and financial information (as required by Guide 3) is included in response to Item 6 and 7 of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
We have a concentration of credit exposure to borrowers dependent on the tourism industry.
     Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains ten primary concentrations of credit by industry, of which five are directly related to the tourism industry. At December 31, 2007, approximately $179 million in loans, representing approximately 45% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the five categories included in the industry concentration amounts noted above. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue; however, if the tourism industry experiences an economic slowdown and, as a result, the borrowers in this industry are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.

We are geographically concentrated in Sevier County and Blount County, Tennessee, and changes in local economic conditions impact our profitability.
     We operate primarily in Sevier County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Sevier and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.
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
     We face significant competition in our primary market areas from a number of sources, currently including eight commercial banks and one savings institution in Sevier County and eleven commercial banks and one savings institution in Blount County. As of June 30, 2007, there were 50 commercial bank branches and three savings institutions branches located in Sevier County and 44 commercial bank branches and one savings institution branch located in Blount County.
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
     We have assembled a senior management team which has substantial background and experience in banking and financial services and in the Sevier County and Blount County, Tennessee banking markets. Loss of the services of any of these key personnel could negatively impact our business because of their skills, years of industry experience, customer relationships and the potential difficulty of promptly replacing them.
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

ITEM 2.	PROPERTIES
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
     The Kodak branch, owned by the Bank, contains approximately 3,800 square feet and is located on Winfield Dunn Parkway — Highway 66, Sevierville, Tennessee.

     The Collier Drive branch, owned by the Bank, contains approximately 3,800 square feet and is located at 470 Collier Drive, Sevierville, Tennessee. This branch was under construction at December 31, 2007 and opened for business during the first quarter of 2008.
     The West Maryville branch, owned by the Bank, contains approximately 4,800 square feet and is located at 2403 US Highway 411 South, Maryville, Tennessee.
     The Operations Center, owned by the Bank, contains approximately 24,000 square feet and is located on Red Bank Road in Sevierville, Tennessee. We began construction of an additional 16,000 square feet during the fourth quarter of 2007 and we anticipate a completion date during the third quarter of 2008.
     In addition to our ten existing locations, we purchased two additional properties in Blount County, and one in Sevier County, Tennessee, for future branches. We have begun construction on both sites in Blount County with anticipated opening dates for a branch during the second quarter of 2008 and the Blount County Regional Office during the first quarter of 2009. We will have eleven branches when they are completed, including the Main and Regional offices. During the first quarter of 2007, we purchased one property in Sevier County and one property in Knox County, Tennessee, which we also intend to use for future branch sites. Plans for construction of the branch in Sevier County are currently being developed and we anticipate beginning construction during the third or fourth quarter of 2008.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is not a large market for the Company’s shares, which are quoted on the OTC Bulletin Board under the symbol “MNBT” and are not traded on any national exchange. Trading is generally limited to private transactions and, therefore, there is limited reliable information available as to the number of trades or the prices at which our stock has traded. Management has reviewed the limited information available regarding the range of prices at which the Company’s common stock has been sold. The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices and the closing price for each period. This data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock:

	Market Price Range
	Per Share
Year/Period	High	Low
2007:	$28.57	$22.00
First Quarter	26.67	25.71
Second Quarter	27.67	25.71
Third Quarter	28.57	27.43
Fourth Quarter	27.43	22.00

2006:	$27.21	$23.54
First Quarter	24.62	23.54
Second Quarter	27.21	24.62
Third Quarter	26.85	25.04
Fourth Quarter	26.08	24.94
     On March 14, 2008, the last reported sale price for the common stock was $22.25 per share.
     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. They have been adjusted to reflect the five percent stock dividends issued June 2006, February 2007 and March 2008.
     As of the date of this filing, the Company has approximately 2,000 holders of record of its common stock. The Company has no other class of securities issued or outstanding.
     Dividends from the Bank are the Company’s primary source of funds to pay dividends on its capital stock. Under the National Bank Act, the Bank may, in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank’s ability to pay dividends to the Company. Additional information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in this report under “Item 1 — Business— Supervision and Regulation.”
     On June 23, 2006, we issued a five percent stock dividend to stockholders of record as of June 1, 2006. In lieu of fractional shares, we made a total cash payment of $23,002, based on a price of $27.85 per share, adjusted to reflect the five percent stock dividends issued during June

2006, February 2007 and March 2008. The total number of shares issued pursuant to the dividend was 90,878.
     On February 28, 2007, we issued a five percent stock dividend to stockholders of record as of February 15, 2007. In lieu of fractional shares, we made a total cash payment of $29,557, based on a price of $26.19 per share, adjusted to reflect the five percent stock dividend issued during March 2008. The total number of shares issued pursuant to the dividend was 96,361.
     On March 7, 2008, we issued a five percent stock dividend to stockholders of record as of February 15, 2008. In lieu of fractional shares, we made a cash payment totaling $17,802, based on a price of $24.00 per share. The total number of shares issued pursuant to the dividend was 124,718.
     No cash dividends have been declared or paid by the Company.
Issuer Purchases of Equity Securities
     On July 6, 2007, the Company announced the authorization by the Board of Directors of a repurchase plan of up to $500,000 of the Company’s common stock prior to June 27, 2008. The stock repurchases have been accomplished in private or open-market purchases and the timing of the repurchases and the number of shares of common stock to be purchased is dependent upon prevailing market conditions, share price, and other factors.
The following table provides certain information for the fourth quarter ended December 31, 2007 with respect to the Company’s repurchase of common stock.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs
October 1-31, 2007	—	$—	—	$227,000
November 1-30, 2007	1,000	27.00	1,000	200,000
December 1-31, 2007	—	—	—	200,000

Total	1,000	$27.00	1,000	200,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations for the three-year period ended December 31, 2007, and our financial condition at December 31, 2006 and 2007. We have provided comparisons of financial data as of and for the fiscal years ended December 31, 2005, 2006 and 2007, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. The following discussion should be read in conjunction with our consolidated audited financial statements, including the notes thereto, and the selected consolidated financial data presented elsewhere in this Annual Report on Form 10-K.
Overview
     We conduct our business, which consists primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, and through eight additional branches in Sevier County and Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we do not believe that the Bank is dependent upon a single or a few customers. Due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
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
Impairment of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions — global, regional or related to industries of specific issuers — could adversely affect these values. We recorded no other than temporary impairment of our investment securities during 2005, 2006 or 2007.

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
Results of Operations for the Years Ended December 31, 2007, 2006 and 2005
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
In 2007, 2006 and 2005, our other principal sources of revenue were service charges on deposit accounts, credit/debit card related income and gains on the sale of mortgage loans.

Net Income
     Our results for the periods ended December 31, 2007, 2006 and 2005 were marked by the continued growth in loans and other earning assets as well as in deposits and FHLB borrowings, which resulted in increased revenues and expenses. The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Years Ended December 31,			Dollar Change		Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005
Interest income	$36,714	$29,001	$19,224	$7,713	$9,777	26.60%	50.86%
Interest expense	19,028	13,117	6,749	5,911	6,368	45.06%	94.35%

Net interest income	17,686	15,884	12,475	1,802	3,409	11.34%	27.33%
Provision for loan losses	982	915	446	67	469	7.32%	105.16%

Net interest income after provision for loan losses	16,704	14,969	12,029	1,735	2,940	11.59%	24.44%
Noninterest income	3,742	3,246	2,676	496	570	15.28%	21.30%
Noninterest expense	15,240	13,023	10,127	2,217	2,896	17.02%	28.60%

Net income before income taxes	5,206	5,192	4,578	14	614	0.27%	13.41%
Income tax expense	1,294	1,295	1,454	(1)	(159)	-0.08%	-10.94%

Net income	$3,912	$3,897	$3,124	$15	$773	0.38%	24.74%

Total revenues	$40,456	$32,247	$21,900	$8,209	$10,347	25.46%	47.25%
Total expenses	36,544	28,350	18,776	8,194	9,574	28.90%	50.99%

Basic earnings per share	1.68	1.93	1.81
Diluted earnings per share	1.61	1.79	1.69
     The slight increase in net income in 2007 as compared with 2006 was primarily attributable to the increase in net interest income. This increase was primarily due to the increase in total average loans of approximately $80,287,000 from December 31, 2006 to December 31, 2007. There was no change in the Fed Funds Rate by the Federal Reserve’s Federal Open Market Committee (“FOMC”) from June 2006 through August 2007, which created a stable interest rate environment. However, local competition caused our cost of funds to remain higher in light of the 100 basis point drop in the fed funds rate in the last four months of 2007 than would otherwise have been expected. The increase in income was somewhat offset by the 100 basis point decrease in the target federal funds rate during the last four months of 2007. This is due to our interest-earning assets repricing more frequently and more closely tracking changes in market interest rates than did our interest-bearing liabilities. The increase in noninterest expense also offset the increase in interest income and is due to the continued investment by the Bank in future branch locations and the expansion of our operations center coupled with the associated personnel costs of staffing for the future growth. Total expenses increased during 2007 as compared to 2006 primarily due to an increase in interest expense caused by the increase in interest bearing liabilities, and an increase in non-interest expense primarily related to increases in employee salaries and benefits and marketing relating to our continued expansion of our workforce and markets, and legal and professional costs relating to compliance with the Sarbanes Oxley Act.
     During 2007, management anticipated the downward pressure on interest rates would continue into 2008. As a result, the Bank increased the fixed rate loan portfolio in an attempt to somewhat mitigate the effect of the expected decrease in the rate environment. At December 31, 2007, there was approximately $140 million in loans tied to prime that reprice immediately with a change in the prime rate versus approximately $130 million in loans at December 31, 2006. However, the majority of the more than $80 million increase in total loans during 2007 was fixed rate loans with maturities of approximately three years or less, and loans that reprice less frequently than the daily adjustable rate loans mentioned above. This shift in fixed rate loans will positively impact our results of operations if rates stay at or below current levels and borrowers do not repay these loans in advance of maturity. If, however, rates were to rise above current levels or the levels in place when these loans were made, our results of operations may be negatively impacted.
     The increase in net income in 2006 from 2005 was primarily attributable to a significant increase in net interest income from loans and securities available for sale. The increased net interest income attributable to loans and to securities available for sale resulted from the increase in our loan and securities portfolios and a rising interest rate environment during the first half of 2006. Increased earnings on interest-earning assets exceeded the increased expense from the growth in interest-bearing liabilities, resulting in an improvement in net interest income.
     The increase in our total expenses for 2006 as compared to 2005 was primarily due to an increase in interest expense due to growth in interest bearing liabilities and the rising rate environment during 2006 and an increase in employee salaries and benefits that primarily resulted from expansion of our workforce. The one hundred basis point total increase in the Fed Funds Rate by the FOMC during 2006, which resulted in concomitant increases in the prime-lending rate, contributed to our improved net income during the year. The Bank had approximately $130 million in loans tied to the prime lending rate that re-price with each rate increase. The rising market interest rates during the first half of 2006 positively affected our net interest income because our interest-earning assets re-priced more frequently and more closely tracked changes in market interest rates than did our interest-bearing liabilities. During the second half of 2006, rates paid on interest-earning assets stabilized while rates paid on interest-bearing liabilities continued to increase due to local market competition.
     Basic and diluted earnings per share were $1.68 and $1.61, respectively, for 2007, compared to $1.93 and $1.79, respectively, for 2006, compared to $1.81 and $1.69, respectively, for 2005 reflecting the issuance of 459,742 shares (adjusted for 5% stock dividend) in 2007 in connection with the exercise of warrants we had previously issued and that expired on September 7, 2007 and a 5% stock dividend paid on March 7, 2007. Additionally, the changes in basic and diluted earning per share reflect 90,878 shares issued in 2006 as a result of a 5% stock dividend paid on February 28, 2006. See “Note 14 Stock Options and Warrants” for a more detailed discussion of shares issued.
     The Bank’s net interest margin, the difference between the yields on earning assets, including loan fees, and the rate paid on funds to support those assets, reduced slightly during the first quarter of 2007 then remained relatively steady during the rest of the year. Management’s lending strategy mentioned above that resulted in an increase in fixed rate loans contributed to this stability. Management does not believe this trend of a stable net interest margin will continue during 2008 due to the current market pressures on interest rates. See the section titled “Interest Expense and Net Interest Margin,” below for a more detailed discussion.

     The Bank’s net interest margin was fairly stable during the first half of 2006, then reduced during the second half of the year. This compression of the net interest margin was due primarily to the continued pressure to increase the rates paid on our interest-bearing liabilities while the rates we earn on our interest earning assets became more stable. This is in contrast to 2005 when we had an increasing net interest margin due to an increasing interest rate environment and our net interest margin increased during the year because our interest-earning assets re-priced more frequently and more closely tracked changes in market interest rates than did our interest-bearing liabilities.
     The following chart illustrates our net income for the periods indicated. The changes below were impacted by changes in rate as well as changes in volume:

	2007	2006	2005
First Quarter	$901,478	$935,453	$640,171
Second Quarter	1,026,037	1,046,081	720,863
Third Quarter	1,006,677	951,271	862,185
Fourth Quarter	977,902	964,568	900,283

Annual Total	$3,912,094	$3,897,373	$3,123,502
     The following discussion and analysis describes, in greater detail, the specific changes in each income statement component.
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
(Dollars in thousands)

	2007			2006			2005
	Average		Rates/	Average		Rates/	Average		Rates/
	Balances	Interest	Yields	Balances	Interest	Yields	Balances	Interest	Yields
Interest-earning assets:
Loans (1)(2)	$373,237	$32,267	8.65%	$292,950	$25,287	8.63%	$227,910	$16,545	7.26%
Investment Securities: (3)
Available for sale	80,168	3,915	4.88%	69,339	3,281	4.73%	54,658	2,378	4.35%
Held to maturity	1,916	92	4.80%	1,444	68	4.71%	1,093	54	4.94%
Equity securities	3,187	186	5.84%	2,053	128	6.23%	1,509	72	4.77%

Total securities	85,271	4,193	4.92%	72,836	3,477	4.77%	57,260	2,504	4.37%
Federal funds sold and other	5,116	254	4.96%	4,721	237	5.02%	4,899	175	3.57%

Total interest-earning assets	463,624	36,714	7.92%	370,507	29,001	7.83%	290,069	19,224	6.63%
Nonearning assets	45,361			37,706			29,806

Total Assets	$508,985			$408,213			$319,875

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	$127,704	$4,949	3.88%	$120,268	$4,477	3.72%	$98,356	$2,142	2.18%
Savings deposits	8,673	91	1.05%	7,860	48	0.61%	6,764	40	0.59%
Time deposits	196,654	10,032	5.10%	146,014	6,249	4.28%	117,415	3,503	2.98%

Total interest bearing deposits	333,031	15,072	4.53%	274,142	10,774	3.93%	222,535	5,685	2.55%
Securities sold under agreements to repurchase	5,815	158	2.72%	4,779	102	2.13%	4,287	64	1.49%
Federal Home Loan Bank advances and other borrowings	60,970	2,812	4.61%	31,716	1,493	4.71%	18,228	650	3.57%
Subordinated debt	13,403	986	7.36%	10,181	748	7.35%	5,671	350	6.17%

Total interest-bearing liabilities	413,219	19,028	4.60%	320,818	13,117	4.09%	250,721	6,749	2.69%
Noninterest-bearing deposits	53,336	—		54,163	—		46,187	—

Total deposits and interest- bearings liabilities	466,555	19,028	4.08%	374,981	13,117	3.50%	296,908	6,749	2.27%

Other liabilities	2,565			2,066			1,739
Shareholders’ equity	39,865			31,166			21,228

	$508,985			$408,213			$319,875

Net interest income		$17,686			$15,884			$12,475

Net interest spread (4)			3.32%			3.74%			3.94%
Net interest margin (5)			3.81%			4.29%			4.30%

(1)	Interest income from loans includes total fee income of approximately $2,138,000, $2,091,000 and $1,673,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	For the purpose of these computations, non-accrual loans are included in average loans.

(3)	Tax-exempt income from investment securities is not presented on a tax-equivalent basis.

(4)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(5)	Net interest margin is the result of net interest income divided by average interest-earning assets for the period.
     As mentioned above the increase in net interest income was attributable primarily to an increase in our interest-earning assets. Our investment securities portfolio continued to perform above our peer group average during 2007. As was the case during 2006, the growth of our real estate secured loans in 2007 contributed to the increase in net interest income as the Bank was also able to increase the yield on those loans as compared to the 2006 yield. This increase is attributable to the Bank being more aggressive with its fixed rate lending and overall pricing strategies for loans. The yield on investments continued to increase from 2006 and 2005 levels as well. As can be noted from the increase in the rates paid on deposits, even though 2007 was a stable to declining rate environment when FOMC activity is considered, the Bank’s cost of deposits increased for all categories shown in the chart above. As mentioned previously, the local competition for deposits caused interest rates paid on deposits to remain at above market levels during 2007 and we expect this trend to continue in 2008.
     We anticipate that a continued reduction in the target Federal Funds Rate will negatively impact our net interest income during future periods because our interest-earning assets typically re-price more frequently than do our interest-bearing liabilities. There is continued upward pressure on the rates we pay for our deposits due to increased local competition. However, if the target Federal Funds Rate were to increase, net interest income will be positively impacted. The magnitude of the impact from changes in the target Federal Funds Rate, both increases and decreases, has been somewhat reduced due to the increase in fixed rate loan balances. The interest income we earn on loans is the largest contributing component of net interest income and the Bank’s net interest margin.
     During 2006, the increase in net interest income was attributable primarily to an increase in our interest-earning assets. Additionally, our investment securities portfolio continued to perform above our peer group average. Continued strong growth in our loan portfolio, particularly real estate secured loans, contributed to higher average outstanding balances of those interest-earning assets and at higher yields than we paid on interest-bearing deposits and borrowings. See the additional discussion under “Discussion of Financial Condition — Loans.”
     Also contributing to our growth in net interest income during 2006 was the approximately $17,566,000 growth in our portfolio of investment securities, which was funded primarily by the approximately $19.3 million growth in NOW deposit accounts. The increase in income on investment securities was primarily attributable to increases in our average investment securities during 2006, in addition to a 34 basis point increase in the net yield on these average balances from 4.37% in 2005 to 4.77% in 2006. See additional discussion under “Discussion of Financial Condition — Investment Securities.”
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Dollars in thousands)

	2007 Compared to 2006
	Increase (decrease)
	due to change in
	Rate	Volume	Total

Income from interest-earning assets:
Interest and fees on loans	$50	$6,930	$6,980
Interest on securities	122	594	716
Interest on Federal funds sold and other	(3)	20	17

Total interest income	169	7,544	7,713

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	224	291	515
Interest on time deposits	1,616	2,167	3,783
Interest on other borrowings	(69)	1,682	1,613

Total interest expense	1,771	4,140	5,911

Net interest income	$(1,602)	$3,404	$1,802

	2006 Compared to 2005
	Increase (decrease)
	due to change in
	Rate	Volume	Total

Income from interest-earning assets:
Interest and fees on loans	$4,017	$4,725	$8,742
Interest on securities	251	722	973
Interest on Federal funds sold and other	70	(8)	62

Total interest income	4,338	5,439	9,777

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	1,868	476	2,344
Interest on time deposits	1,892	852	2,744
Interest on other borrowings	583	697	1,280

Total interest expense	4,343	2,025	6,368

Net interest income	$(5)	$3,414	$3,409
Provision for Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge-off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses as a result of these reviews.
     The increase in the provision for loan losses during 2007 and 2006, as compared to 2005, was based on management’s evaluation of the overall allowance for loan losses relative to management’s assessment of the risk of losses inherent in our loan portfolio. Total loans increased approximately $53 million and $95 million during 2007 and 2006, respectively, as compared to an increase of approximately $40 million during 2005. Management has continued to focus on maintaining our allowance for loan losses at levels that reflect the risk associated with the loan portfolio.
     Management believes that its current credit-granting and administration processes follow a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and non-performing loans, although all credit-granting processes require subjective judgments and estimates. For additional information refer to the discussion under “Discussion of Financial Condition — Allowance for Loan Losses.”
Noninterest Income
     The following table presents the major components of noninterest income for 2007, 2006 and 2005 (dollars in thousands).

	Years Ended December 31,			Dollar Change		Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005
Service charges on deposit accounts	$1,414	$1,293	$1,142	$121	$151	9.36%	13.22%
Other fees and commissions	1,153	1,020	891	133	129	13.04%	14.48%
Gain on sale of mortgage loans	323	424	401	(101)	23	-23.82%	5.74%
Other noninterest income	852	509	187	343	322	67.39%	172.19%

Total noninterest income	3,742	3,246	2,621	496	625	15.28%	23.85%
     The principal components of noninterest income during 2005, 2006 and 2007 were service charges on deposits, fees associated with credit/debit cards included in “other fees and commissions”, and income resulting from the increase in the cash surrender value of bank owned life insurance (“BOLI”). The increased income from service charges and the approximately $130,000 and $145,000 increases in credit/debit card income for 2007 and 2006, respectively, were due to the increase in the Bank’s customer base and their continued increased usage of debit and credit cards. The decrease in gain on sale of mortgage loans during 2007 was due to a reduction in staff of the mortgage department and a general downturn in the home sales market in the Sevier and Blount County market areas during the year. The increase in other noninterest income included an increase of approximately $29,000 and $184,000 for 2007 and 2006, respectively, from the cash surrender value of BOLI resulting from the Bank’s investment of approximately $3,950,000 in BOLI from November 2005 to February 2006. Other noninterest income increased approximately $93,000 and $59,000 for 2007 and 2006, respectively, due to the income generated from the Bank’s investment in Appalachian Fund for Growth II, an LLC the Bank invested in during the first quarter of 2006 that invests in low income areas and which generates tax credits for its members like the Company. Also included in other noninterest income during 2007 was a gain on sale of other real estate owned in the amount of $274,000, including a gain of approximately $189,000 discussed in more detail under “Discussion of Financial Condition — Allowance for Loan Losses.”

Interest Expense and Net Interest Margin
     The increase in interest expense during 2007 as compared to 2006 was due to the general increase in interest rates paid on deposits, primarily demand deposit accounts and time deposits, including brokered deposits, and borrowed funds. The increase in the average balances of time deposits of over $50 million, the increase in Federal Home Loan Bank advances of more than $25 million and the increase in subordinated debt of over $3 million also contributed to the increased interest expense. The interest rates paid on all interest bearing liabilities, with the exception of Federal Home Loan Bank advances, increased during 2007 over rates paid during 2006. As mentioned previously, local competition caused an increase in deposit interest rates during 2007, even though there was no change in the Federal Funds rate prior to September 2007, after which the Federal Funds rate decreased 100 basis points in 2007.
     The increase in interest expense during 2006 as compared to 2005 resulted primarily from an increase in the interest rates we paid on interest-bearing deposits and short-term borrowings during 2006 relative to 2005. Growth in average balances also contributed to the increase. The increase in interest expense on deposits for 2006 was attributable to both the increase of approximately $72 million in the balance of our interest-bearing deposits in 2006 relative to 2005 and to the repricing of our existing interest-bearing deposits to higher rates during 2006.
     The increase in interest expense related to other borrowings for 2006 was primarily due to an increase in the average balance due in other borrowed funds, which resulted primarily from an increase of over $14 million in average Federal Home Loan Bank borrowings. The higher cost of borrowed funds due to the increases in the federal funds overnight rate also impacted interest expense. Additionally, the Company had an increase of over $4 million in the average balance of subordinated debentures. Rising interest rates in 2006 caused the cost of borrowed funds to increase for our subordinated debentures and for the Bank’s Federal Home Loan Bank advances and overnight federal funds purchases. The average balance in other borrowed funds increased by approximately $18 million during 2006, and we used this funding to promote our continued growth.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 3.81% during 2007 versus 4.29% in 2006, a decrease of 48 basis points. The decrease in our net interest margin reflects a decrease in the average spread in 2007 between the rates we earned on our interest-earning assets, which had an increase in overall yield of 9 basis points to 7.92% at December 31, 2007, as compared to 7.83% at December 31, 2006, and the rates we paid on interest-bearing liabilities, which had an increase in the overall rate of 58 basis points to 4.08% at December 31, 2007, versus 3.50% at December 31, 2006. The stability of the Federal Funds rate from June 2006 through August of 2007 allowed our interest-bearing liabilities to fully reprice to the lower market rates after the rising rate environment during the first half of 2006. As noted from the difference in the increase in our yield we earned on our interest-earning assets as compared to the increase in the rates paid on our interest-bearing liabilities, a 9 basis point increase versus a 58 basis point increase, respectively, the repricing of our liabilities due to market competition created the upward pressure on our interest costs. The cost of borrowed funds did remain relatively stable and were readily available at rates below our local deposit market rates.

     Our net interest margin averaged 4.29% in 2006 versus 4.30% during 2005, a decrease of one basis point. The decrease in our net interest margin reflects a decrease in the average spread in 2006 between the rates we earned on our interest-earning assets, which had an increase in overall yield of 118 basis points to 7.79% at December 31, 2006, as compared to 6.61% at December 31, 2005 and the rates we paid on interest-bearing liabilities, which had an increase in the overall rate of 140 basis points to 4.09% at December 31, 2006, versus 2.69% at December 31, 2005. The decrease in our net interest margin during 2006, a year in which the Federal Funds rate increased by a total of 100 basis points during the first half of the year then remain unchanged during the last half of the year reflected this trend. Also, the Bank’s increased reliance on borrowed funds and brokered deposits has caused the net interest margin to remain somewhat depressed due to the higher cost of these funds during the short-term period until core deposits increase. Due to the Federal Funds Rate remaining unchanged during the last half of 2006, pressure has been exerted on the Bank to increase the rates paid on interest-bearing liabilities as they reprice. We anticipate in this current period of stable interest rates that the interest rates the Bank pays on interest-bearing liabilities which consist primarily of interest-bearing deposits, will generally increase while the rates the Bank earns on loans, the principal component of the Bank’s interest-earning assets, will remain fairly stable. Consequently, we projected that our net interest margin generally would continue to decrease over the twelve months ending December 31, 2007, due to competitive pricing pressure on our loans and deposits. The continued increase in non-interest-bearing funding sources (capital and demand deposits) relative to interest-bearing liabilities did have a positive effect on net interest margin in 2006.
Noninterest Expenses
     The following table presents the major components of noninterest expense for 2007, 2006 and 2005 (dollars in thousands).

	Years Ended December 31,			Dollar Change		Percent Change
	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005
Salaries and employee benefits	$8,992	$7,543	$5,373	$1,449	$2,170	19.21%	40.39%
Occupancy expenses	1,080	956	852	124	104	12.97%	12.21%
Other operating expenses	5,167	4,523	3,903	644	620	14.24%	15.89%

Total noninterest expense	15,239	13,022	10,128	2,217	2,894	17.03%	28.57%
     The largest component of our non-interest expense, and the greatest contributing factor to the increase in non-interest expense during 2007, was the cost of salaries and employee benefits, which increased by approximately $1,449,000 during 2007. The Bank is continuing to expand operations and construction expenses and personnel costs are expected to increase during the next eighteen to twenty-four months as we complete construction of our branches and operations center currently being built and expand to staff our new facilities and expand our support staff. The number of full-time equivalent employees increased from 150 at December 31, 2006, to 173 at December 31, 2007. The increase in other operating expenses during 2007 was primarily attributable to increases in marketing expense, professional fees and FDIC assessments of approximately $113,000, $101,000 and $107,000, respectively. Marketing expense increased due to our expansion into the Blount County market. Professional fees increased due to our compliance with Sarbanes Oxley. FDIC assessment expense increased due to FDIC deposit insurance premiums paid during 2007 as discussed in more detail above in “Supervision and Regulation — FDIC Insurance Assessments.”
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
Income Taxes
     Our provision for income taxes and effective tax rates for 2007, 2006 and 2005 were as follows:
     Provision for Income Taxes and Effective Tax Rates

(dollars in thousands)	Provision	Effective Tax Rates
2007	$1,294	24.86%
2006	1,295	24.95%
2005	1,454	31.76%
     The Bank’s effective tax rate during 2006 and 2007 was virtually unchanged. The decrease in the effective tax rate from 2005 to 2006 and 2007 is due primarily to the tax benefits generated from the formation of MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006 the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership invested in a program that generated a federal tax credit in the amount of approximately $200,000 per year during 2006 and 2007. Additionally, the partnership generated a single $200,000 State of Tennessee tax credit for tax year 2006. Tax-exempt income generated from municipal bonds and bank owned life insurance also contributed to the lower effective tax rates in 2006 and 2007.
Discussion of Financial Condition
General Discussion of Our Financial Condition
     The following is a summary comparison of selected major components of our financial condition for the periods ended December 31, 2007 and 2006 (dollars in thousands):

	2007	2006	$ change	% change
Cash and equivalents	$16,329	$13,396	$2,933	21.89%
Loans	397,674	344,709	52,965	15.37%
Allowance for loan losses	3,974	3,524	450	12.77%
Investment securities	82,987	75,994	6,993	9.20%
Premises and equipment	25,427	19,944	5,483	27.49%

Total assets	541,496	469,982	71,514	15.22%

Noninterest-bearing demand deposits	56,307	60,016	(3,709)	-6.18%
Interest-bearing demand and savings deposits	139,319	130,011	9,308	7.16%
Time deposits	208,748	171,702	37,046	21.58%

Total deposits	404,374	361,729	42,645	11.79%

Federal funds purchased	1,300	15,575	(14,275)	-91.65%
Federal Home Loan Bank advances	65,356	36,710	28,646	78.03%
Subordinated debentures	13,403	13,403	—	0.00%

Total liabilities	492,548	435,571	56,977	13.08%

Accumulated other comprehensive income (loss)	(279)	(698)	419	-60.03%
Total shareholders’ equity	$48,948	$34,411	$14,537	42.25%
Loans
     At December 31, 2006 and 2007, loans comprised 80.3% and 80.8% of our total earning assets, respectively. The increase in our loan portfolio was primarily attributable to strong growth in real estate loans, including construction, commercial and residential real estate loans. Total earning assets as a percent of total assets, were 90.8% at December 31, 2007, compared to 91.3% at December 31, 2006. This decrease in total earning assets relative to total assets in 2007 was attributable to the increase in premises and equipment related to expansion and the construction of new branches and the expansion of our operations center.
     Loan Portfolio. Our loan portfolio consisted of the following loan categories and amounts as of the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Commercial, financial, agricultural	$35,929	$26,062	$15,375	$9,870	$10,489
Real estate — construction, development	150,844	137,989	80,719	55,618	44,086
Real estate — mortgage	201,011	173,085	144,898	134,272	119,821
Consumer and other	9,890	7,572	7,872	9,418	5,449

Less allowance for loan losses	3,974	3,524	2,634	2,281	2,142
Loans, net	$393,700	$341,184	$246,230	$206,897	$177,703
     Commercial and consumer loans tend to be more risky than loans that are secured by real estate, however, the Bank seeks to control this risk with strict adherence to quality underwriting standards.

     Maturities and Sensitivities of Loan Portfolio to Changes in Interest Rates. Total loans as of December 31, 2007 are classified in the following table according to maturity or scheduled repricing:

	One year	Over one year	Over three years	Over five
	or less	through three years	through five years	years
	(Dollars in Thousands)

Commercial, financial, agricultural	$23,320	$6,576	$3,501	$2,533

Real estate — construction, development	123,865	23,751	1,970	1,252

Real estate — mortgage	104,970	50,510	30,037	15,498

Consumer and other	6,604	1,994	1,040	253

Total	$258,759	$82,831	$36,548	$19,536
     Of our loans maturing more than one year after December 31, 2007, approximately $62,026,000 had fixed rates of interest and approximately $76,889,000 had variable rates of interest. At December 31, 2007, loans to sub-dividers/developers were 14.19% of total loans. No other concentrations of credit exceeded ten percent of our total loans.
Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, impairment of loans, specific known risks, the status and amount of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for credit losses. The Bank’s loan review officer, on a quarterly basis, prepares an analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses for review by our board of directors.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the level of risk in the loan portfolio. During their routine examinations of banks, regulatory agencies may advise the bank to make additional provisions to its allowance for loan losses when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the bank’s management.
     Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At December 31, 2007, approximately $179 million in loans, or 45% of total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve as compared to approximately $121 million in loans, or 35% of total loans, at December 31, 2006. The most significant increase in this category was for sub-dividers/developers which increased approximately $19 million to approximately $58 million, followed by hotel & motel franchise operators with an increase of approximately $15 million to approximately $30 million.
     While it is the Bank’s policy to charge off in the current period loans for which a loss is considered confirmed, there are additional risks of losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because the risk of loss includes unpredictable factors, such as the state of the economy and conditions affecting individual borrowers, management’s judgments regarding the appropriate size of the allowance for loan losses is necessarily approximate and imprecise, and involves numerous estimates and judgments that may result in an allowance that is insufficient to absorb all incurred loan losses.
     Management considered asset quality to be very good as of December 31, 2007. Non-accrual loans as a percentage of total loans increased from 0.00% at December 31, 2006 to 0.04% at December 31, 2007 while the ratio of nonperforming assets to total loans decreased from 0.14% at December 31, 2006 to 0.05% at December 31, 2007. Our allowance for loan losses at December 31, 2007, was approximately $3,974,000, a net increase of approximately $450,000 for the year. As a result of our improved asset quality during 2007, the allowance for loan losses as a percentage of total loans, non-accrual loans and non-performing assets at December 31, 2007 was 1.00%, 2,225.54% and 1,966.63%, respectively, compared to 1.02%, N/A ($0 non-accrual loan balance) and 749.61%, respectively, at December 31, 2006. Net charge-offs during 2007 increased from approximately $25,000 in 2006 to approximately $532,000 in 2007, representing a net charge-off ratio of 0.15% in 2007 compared to 0.01% in 2006. Management continues to evaluate and adjust our allowance for loan losses, and presently believes the allowance for loan losses is adequate to provide for potential losses in the loan portfolio.
     The recent turmoil in the credit markets caused by problems due to sub-prime loans has had very little direct impact on the Bank. The Bank does not originate sub-prime loans or purchase investments that contain sub-prime loans. The increase in net charge-offs during 2007 mentioned above included a charge-off of a loan in the amount of $250,000 during October 2007. The sale of the property approximately thirty days later resulted in a gain on the sale of Other Real Estate Owned in the amount of approximately $189,000, or a net loss on this property of approximately $61,000. The original charge off of $250,000 was appropriate based on information management had concerning the property prior to taking possession, but management under estimated the strong demand in Sevier County for the property. This loan is in the Real Estate — mortgage line in the table that summarizes our loan loss experience and related adjustments to the allowance for loan and lease losses below.
     The following table sets forth, as of the dates indicated, the aggregate value of non-performing loans for the following categories:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis	$179	$—	$92	$161	$289

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	19	470	342	21	1,460

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	170	30	95	15	182
     Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been identified which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
     The following table sets forth the reduction in interest income we experienced in 2006 and 2007 as a result of non-performance of certain loans during the year:

	2007	2006
Interest income that would have been recorded on nonaccrual loans under original terms	$7,006	$458
Interest income that was recorded on nonaccrual loans	41,397	458
     The purpose of placing a loan on non-accrual is to prevent the Bank from overstating its income. The decision to place a loan on non-accrual is made by the Executive Committee based on a monthly review. The Executive Committee also reviews any loans recommended by management to be placed on non-accrual that are: (1) being maintained on a cash basis because of deterioration in the financial position of the borrower; or (2) for which payment in full of interest or principal is not expected.
     Generally, the Bank does not accrue interest on any loan when principal or interest are in default for 90 days or more unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1-4 family dwellings are ordinarily not subject to those guidelines.
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
     The following table summarizes our loan loss experience and related adjustments to the allowance for loan losses as of the dates and for the periods indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Average balance of loans outstanding	$373,237	$292,950	$227,910	$188,481	$162,133

Balance of allowance for loan losses at beginning of year	3,524	2,634	2,281	2,142	1,595
Charge-offs:
Commercial, financial, agricultural	43	—	—	—	10
Real estate — construction, development	158	1	24	—	3
Real estate — mortgage	250	25	40	325	7
Consumer and other	110	23	45	42	187

Recoveries:
Commercial, financial, agricultural	—	—	—	—	10
Real estate — construction, development	—	1	—	17	4
Real estate — mortgage	15	18	10	21	—
Consumer and other	14	5	6	—	5

Net charge-offs	532	25	93	329	188
Additions to allowance charged to operations	982	915	446	468	735
Balance of allowance for loan losses at end of year	3,974	3,524	2,634	2,281	2,142
Ratio of net loan charge-offs during the year to average loans outstanding during the year	0.14%	0.01%	0.04%	0.17%	0.12%
     The following table presents our allocation of the allowance for loan losses to the categories of loans in our loan portfolio as of the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
		Loan		Loan		Loan		Loan		Loan
		Category as		Category as		Category as		Category as		Category as
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in Thousands)

Commercial	$968	9.03%	$418	7.56%	$225	3.16%	$226	4.72%	$261	5.83%
Real estate — construction, development	$1,600	37.93%	$1,331	40.03%	$837	32.43%	$584	26.59%	$495	24.51%
Real estate — mortgage	1,201	50.55%	1,669	50.21%	1,502	58.23%	1,411	64.19%	1,347	66.63%
Consumer, other	205	2.49%	106	2.20%	70	6.18%	60	4.50%	39	3.03%

Total	$3,974	100.00%	$3,524	100.00%	$2,634	100.00%	$2,281	100.00%	$2,142	100.00%
Securities
     Our investment securities portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 16.87% of total earning assets and 15.33% of total assets at year-end 2007. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during 2007 was 4.92% versus 4.77% for 2006, an increase of 15 basis points. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income/(loss), decreased by $418,747, net of income taxes, during 2007.

     The growth in our investment securities portfolio during 2007 was attributable to deposit inflows of public funds that are required to be collateralized with these investments that we invested in U.S. government securities. The average yields on these investments generally exceeded the cost of the interest-bearing deposits and borrowings that funded them during 2007. Included in our investment securities portfolio as of December 31, 2007, was approximately $15,855,000 in tax-exempt municipal securities.
     The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and government agencies and corporations	$9,179	$9,535	$6,502
Mortgage-backed securities	57,975	51,367	40,851
Obligations of states and political subdivisions	13,812	13,612	9,663

Total	80,966	74,514	57,016

Securities held to maturity:
Obligations of states and political subdivisions	2,021	1,480	1,411
     The following table contains the contractual maturity distribution, carrying value, and weighted-average yield to maturity of our investment securities.

	Maturity
		Weighted	After 1	Weighted	After 5	Weighted		Weighted		Weighted
	1 year	Average	Year - 5	Average	Years - 10	Average	Over 10	Average		Average
	or less	Yield	5 Years	Yield	Years	Yield	Years	Yield	Total	Yield
					(dollars in thousands)
Available for Sale:
U.S. Treasury and Government Agencies	$250	4.32%	2,503	$5.37%	$2,428	4.69%	$3,998	5.06%	$9,179	5.03%
Mortgage-Backed Securities	—	—	—	—	11,551	5.37%	46,424	5.09%	57,975	5.14%
Obligations of State and Political Subdivisions	311	4.58%	1,421	4.81%	3,700	5.94%	8,380	5.69%	13,812	5.64%

Total Available for Sale	561	4.46%	3,924	5.17%	17,679	5.40%	58,802	5.17%	80,966	5.22%

Held to Maturity:
U.S. Treasury and Government Agencies	—	—	—	—	—	—	—	—	—	—
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	—	—
Obligations of State and Political Subdivisions	—	—	—	—	—	—	2,021	8.95%	2,021	8.95%

Total Held to Maturity	—	0.00%	—	0.00%	—	0.00%	2,021	8.95%	2,021	8.95%

Total Securities	561	4.46%	3,924	5.17%	17,679	5.40%	60,823	5.30%	82,987	5.31%

     We did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2007, except for securities of the U.S. Government or U.S. Government agencies and except for mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $57,975,000 and $51,368,000 at December 31, 2007 and 2006, respectively.
Deposits
     Asset growth during 2007 was funded primarily by the increase in deposits and FHLB advances for the periods ended December 31, 2007 and 2006.
     The balances in total deposits was distributed as follows:

	2007	2006	$ change	% change
Noninterest-bearing demand deposits	$56,307	$60,016	$(3,709)	-6.18%

Total noninterest-bearing deposits	56,307	60,016	(3,709)	-6.18%
NOW Accounts	87,380	76,070	11,310	14.87%
Money market accounts	42,959	45,667	(2,708)	-5.93%
Savings	8,980	8,275	705	8.52%
Brokered Deposits	48,210	51,379	(3,169)	-6.17%
Time deposits	160,538	120,322	40,216	33.42%

Total interest-bearing deposits	348,067	301,713	46,354	15.36%

Total deposits	$404,374	$361,729	$42,645	11.79%
     Brokered deposits are certificates of deposit acquired from approved brokers on terms that are substantially similar to deposits acquired in the local market. Brokered deposits decreased approximately $3 million at December 31, 2007 as compared to December 31, 2006. The Bank will continue to rely upon these brokered deposits going forward due to the increasing loan demand, the relative ease at which these deposits can be acquired and replaced upon maturity and their comparability to local market rates. The average cost of our brokered deposits at December 31, 2007 was 5.03%. During 2008, maturing brokered deposits are being replaced at an average rate of 3.50%, a 153 basis point decrease over the 2007 average, with maturities ranging from 12 to 24 months.
     The average balances of deposit accounts by category and the average rates paid thereon are presented below for the periods indicated:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$53,336	0%	$54,163	0%	$46,187	0%
Interest-bearing demand deposits	127,704	3.88%	120,268	3.72%	98,356	2.18%
Savings deposits	8,673	1.05%	7,860	0.61%	6,764	0.59%
Time deposits	196,654	5.10%	146,014	4.28%	117,415	2.98%

Total	$386,367		$328,305		$268,722

     The balances in time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007, are shown below by time remaining until maturity:

(Dollars in
Thousands)

Three months or less	$43,130
Over three months through six months	33,442
Over six months through 12 months	28,672
Over 12 months	31,894

Total	$137,138
     The average balance of interest-bearing demand and savings deposits increased approximately $8,249,000 during 2007. The average rate paid on these interest-bearing demand and savings deposits in 2007 was 3.70% up from 3.53% in 2006.
     We also continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for 2007 was 4.53%, up from 3.93% in the prior year.
Shareholders’ Equity
     The increase in shareholders’ equity was primarily the result of the exercise of stock options and warrants, as discussed in more detail under “Item 1 — Business,” as well as the increase in net earnings of approximately $3,912,000. Accumulated other comprehensive loss, which represents the net unrealized losses on securities available-for-sale, decreased approximately $419,000 during 2007 to approximately $279,000.
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
     The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2007. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in the period in which they are scheduled to mature while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity dates.

Analysis of Interest Sensitivity
As of December 31, 2007
(Dollars in Thousands)

	0 — 3	3 — 12	1 — 3	Over 3
	Months	Months	Years	Years	Total

Federal funds sold	$3,317	$0	$0	$0	$3,317
Securities	2,876	8,108	20,821	51,182	82,987
Loans (1)	205,414	70,177	77,463	44,620	397,674

Total interest-earning assets	$211,607	$78,285	$98,284	$95,802	$483,978

Interest-bearing liabilities:
Interest-bearing demand deposits	130,339	0	0	0	130,339
Savings	8,980	0	0	0	8,980
Time deposits	59,772	107,446	31,227	10,303	208,748
Other borrowings	6,742	7,456	7,700	50,200	72,098

Total interest-bearing liabilities	$200,391	$114,902	$38,927	$60,503	$414,723

Interest rate sensitivity gap	$11,216	$(36,617)	$59,357	$35,299	$69,255

Cumulative interest rate sensitivity gap	$11,216	$(25,401)	$33,956	$69,255

Interest rate sensitivity gap ratio	5.30%	(46.77%)	60.39%	36.85%

Cumulative interest rate sensitivity gap ratio	5.30%	(8.76%)	8.75%	14.31%

(1)	Includes nonaccrual loans.
     In the last four months of 2007 the Federal Reserve reduced the targeted federal funds rate three times, for a total of 1.00% and reduced the discount rate four times during the last five months of 2007, for a total of 1.50%.
     At December 31, 2007, the Bank’s cumulative one-year interest rate sensitivity gap ratio was (8.76%), which would tend to indicate that our interest-earning assets will re-price during this period at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to repricing during a given period will in fact experience significant repricing even as market rates change. For example, we have a base of core deposits consisting of interest-bearing checking accounts, money market accounts and passbook savings accounts whose average balances and interest rates paid generally fluctuate very little with changes in the levels of market interest rates. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. More than $61 million of the deposits reflected in the table above as repricing within the first three months of 2008 fall into this category of interest-bearing liabilities that have low interest rate variability relative to changes in market rates of interest. Because the effects of these categories of interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will not be affected as much by the repricing period for these deposits as they will by the current interest rate environment. Generally, the interest rates we are required to pay on these interest-bearing deposit accounts will not decrease at the same rate as the interest rates we earn on loans.
Return on Assets and Equity
     The following table summarizes our return on average assets and return on average equity as well as our dividend payout ratio for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended
	December 31,
	2007	2006	2005

Return on Average Assets	0.77%	0.95%	0.98%
Return on Average Equity	9.81%	11.26%	16.87%
Average Equity as a Percentage of Average Assets	7.83%	8.48%	5.79%
Dividend Payout Ratio	0.00%	0.00%	0.00%
Capital Adequacy and Liquidity
     Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a market that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $39 million as of December 31, 2007, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB of Cincinnati that the Bank uses to meet short-term liquidity demands.
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
The table below sets forth the Bank’s capital ratios as of the periods indicated:

	December 31, 2007	December 31, 2006
Tier 1 Risk-Based Capital	13.10%	11.33%
Regulatory Minimum	4.00	4.00
Well-capitalized	6.00	6.00

Total Risk-Based Capital	13.97%	12.22%
Regulatory Minimum	8.00	8.00
Well-capitalized	10.00	10.00

Tier 1 Leverage	11.24%	9.99%
Regulatory Minimum	4.00	4.00
Well-capitalized	5.00	5.00
     In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. In June 2006, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust II. This subsidiary issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trusts’ sale of trust preferred securities by issuing junior subordinated debentures to the trusts. Under the Financial Accounting Standards Board’s revised Interpretation No. 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated with the Company for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s current rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will continue to treat the eligible portion of its $13 million of trust preferred securities as Tier 1 capital.
     The Company’s sale of 416,500 shares of common stock during the third quarter of 2005 resulted in an increase in capital of approximately $9,896,500. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that had an exercise price of $25.20 per warrant. The warrants could be exercised beginning after one year from the date of the sale of the common stock, and had to be exercised no later than two years from the date of the sale. The final day to exercise the common stock warrants was September 7, 2007. During their one year outstanding, 476,194 out of 482,151 (adjusted for 5% stock dividends) warrants were exercised at a weighted average exercise price of $21.77 (adjusted for 5% stock dividends). The total corresponding increase to shareholders’ equity from September 30, 2006 to September 30, 2007, was approximately $10,367,000. The increase in shareholder’s equity should keep both the Company and the Bank well-capitalized under regulatory standards and allow for future growth for approximately three to five years.
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
The following is a summary of the Bank’s commitments outstanding at December 31, 2007 and 2006.

	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$125,475	$110,963
Standby letters of credit	5,824	12,250

Totals	$131,299	$123,213
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments.

Commitments to fund commercial real estate, construction, and land development loans increased approximately $6,939,000 during 2007. This increase in commitments from 2006 to 2007 was due to the continued increase in the development of property in Sevier County, and our success in attracting new customers.
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
Significant Accounting Changes
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” (“SFAS 155”) SFAS 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS 133”) SFAS 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The FASB issued interpretive guidance in SFAS 133 during January 2007, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets,” in which the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS 155 when the interest met both of the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than embedded derivative that results solely from the embedded call options in the underlying financial assets. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS 133. The guidance in DIG Issue B40 is effective upon the adoption of SFAS 155. As of December 31, 2007, the Company did not have any hybrid financial instruments that were previously bifurcated under SFAS 133 and the guidance provided for in DIG Issue B40 allowed the Company to continue to purchase mortgage-backed securities without applying the bifurcation requirements of SFAS 155. The adoption of SFAS 155 and DIG Issue B40 did not have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
     The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.
     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (“EITF 06-5”). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF

06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of the Company, including notes thereto, and the reports of the Company’s independent registered public accounting firm are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     During the fourth quarter of 2007 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

     Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.
     Management assessed the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007 based on the specified criteria.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information appearing under the headings “Proposal #1 Election of Directors,” “Additional Information Concerning the Company’s Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2008 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 6, 2008, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information appearing under the heading “Proposal #1 Election of Directors” and “Compensation of Named Executive Officers and Directors” in the 2008 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2008 Proxy Statement is incorporated herein by reference.

     The information appearing under “Note 14. Stock Options and Warrants” in the 2007 notes to the financial statements is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information appearing under the headings “Certain Relationships and Transactions” and “Proposal #1 Election of Directors” in the 2008 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under the caption “Proposal #2 — Ratification of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS
     (a) The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description of Exhibit

2.1	Plan of Reorganization dated March 28, 2003, by and between the Registrant and Mountain National Bank (included as Exhibit 2.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

2.2	Amendment to Plan of Reorganization dated July 1, 2003 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.1	Charter of Incorporation of the Registrant, as amended (included as Exhibit 3.1 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (included as Exhibit 3.2 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

10.1	Stock Option Plan of the Registrant, as amended (included as Exhibit 10.1 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No.

Exhibit No.	Description of Exhibit

000-49912), previously filed with the Commission and incorporated herein by reference)*

10.2	Stock Option Agreement of Dwight B. Grizzell (assumed by Registrant) (included as Exhibit 10.3 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.3	Summary Description of Director and Named Executive Officer Compensation Arrangements*

10.4	Form of Warrant Agreement (included as Exhibit 10.5 to the Registrant’s Form SB-2/A filed with the Commission on August 23, 2005)

10.5	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Dwight Grizzell (included as Exhibit 10.2 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.6	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Grace McKinzie (included as Exhibit 10.3 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.7	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Michael Brown (included as Exhibit 10.4 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.8	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Dwight Grizzell.*

10.9	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Dwight Grizzell.*

10.10	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Michael Brown.*

10.11	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Michael Brown.*

10.12	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Grace McKinzie.*

Exhibit No.	Description of Exhibit

10.13	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Grace McKinzie.*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.
     The Company is a party to certain agreements entered into in connection with the offering by MNB Capital Trust I of an aggregate of $5,500,000 in trust preferred securities and the offering by MNB Capital Trust II of an aggregate of $7,500,000 in trust preferred securities, as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K, and because the total amount of the trust preferred securities is not in excess of 10% of the Company’s total assets, the Company has not filed the various documents and agreements associated with the trust preferred securities herewith. The Company has, however, agreed to furnish copies of the various documents and agreements associated with the trust preferred securities to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC. (Registrant)
By:	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer
Date: March 31, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dwight B. Grizzell Dwight B. Grizzell, President, Chief Executive Officer and Director	Date: March 31, 2008

/s/ Richard A. Hubbs Richard A. Hubbs, Senior Vice President and Chief Financial Officer	Date: March 31, 2008

/s/ James E. Bookstaff James E. Bookstaff, Director	Date: March 31, 2008

/s/ Gary A. Helton Gary A. Helton, Director	Date: March 31, 2008

/s/ Charlie R. Johnson Charlie R. Johnson, Director	Date: March 31, 2008

/s/ Sam L. Large Sam L. Large, Director	Date: March 31, 2008

/s/ Jeffrey J. Monson Jeffrey J. Monson, Director	Date: March 31, 2008

/s/ Linda N. Ogle Linda N. Ogle, Director	Date: March 31, 2008

/s/ Michael C. Ownby Michael C. Ownby, Director	Date: March 31, 2008

/s/ John R. Parker John R. Parker, Director	Date: March 31, 2008

/s/ Ruth Reams Ruth Reams, Director	Date: March 31, 2008

MOUNTAIN NATIONAL BANCSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Mountain National Bancshares, Inc.
We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 31, 2008

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$13,011,580	$11,717,179
Federal funds sold	3,317,000	1,679,000

Total cash and cash equivalents	16,328,580	13,396,179

Securities available for sale	80,965,512	74,514,075
Securities held to maturity, fair value $2,040,376 in 2007 and $1,577,130 in 2006	2,021,327	1,479,620
Restricted investments, at cost	3,831,618	2,621,167
Loans, net of allowance for loan losses of $3,974,354 in 2007 and $3,524,374 in 2006	393,699,847	341,184,441
Investment in partnership	4,095,085	4,093,228
Premises and equipment	25,427,243	19,944,484
Accrued interest receivable	2,701,402	2,638,219
Cash surrender value of life insurance	8,649,793	8,314,168
Other assets	3,775,619	1,796,435

Total assets	$541,496,026	$469,982,016

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$56,307,457	$60,015,521
NOW accounts	87,380,047	76,069,791
Money market accounts	42,958,868	45,666,777
Savings accounts	8,980,122	8,274,896
Time deposits	208,747,717	171,702,308

Total deposits	404,374,211	361,729,293

Federal funds purchased	1,300,000	15,575,000
Securities sold under agreements to repurchase	5,441,515	5,860,386
Accrued interest payable	1,240,117	956,224
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	65,356,418	36,710,212
Other liabilities	1,432,312	1,337,038

Total liabilities	492,547,573	435,571,153

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,499,629 shares at December 31, 2007 and 1,943,428 shares at December 31, 2006	2,499,629	1,943,428
Additional paid-in capital	39,426,881	27,096,848
Retained earnings	7,300,933	6,068,324
Accumulated other comprehensive loss	(278,990)	(697,737)

Total shareholders’ equity	48,948,453	34,410,863

Total liabilities and shareholders’ equity	$541,496,026	$469,982,016

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
INTEREST INCOME
Loans	$32,267,281	$25,286,787	$16,545,038
Taxable securities	3,575,785	2,947,926	2,108,720
Tax-exempt securities	616,277	529,232	395,695
Federal funds sold and deposits in other banks	254,274	236,900	174,636

Total interest income	36,713,617	29,000,845	19,224,089

INTEREST EXPENSE
Deposits	15,071,725	10,773,481	5,685,712
Federal funds purchased	213,222	149,443	38,563
Repurchase agreements	157,734	101,947	64,165
Federal Home Loan Bank advances	2,599,215	1,343,901	610,943
Subordinated debentures	986,037	748,370	350,152

Total interest expense	19,027,933	13,117,142	6,749,535

Net interest income	17,685,684	15,883,703	12,474,554

Provision for loan losses	981,900	915,000	446,000

Net interest income after provision for loan losses	16,703,784	14,968,703	12,028,554

NONINTEREST INCOME
Service charges on deposit accounts	1,414,005	1,293,026	1,141,994
Other fees and commissions	1,152,851	1,019,664	890,742
Gain on sale of mortgage loans	322,906	424,536	400,657
Gain on sale of securities available for sale, net	—	—	55,378
Other noninterest income	852,381	509,173	187,313

Total noninterest income	3,742,143	3,246,399	2,676,084

NONINTEREST EXPENSE
Salaries and employee benefits	8,992,172	7,542,991	5,372,600
Occupancy expenses	1,080,632	956,688	851,855
Other operating expenses	5,166,693	4,522,713	3,903,100

Total noninterest expense	15,239,497	13,022,392	10,127,555

Income before income taxes	5,206,430	5,192,710	4,577,083

Income taxes	1,294,336	1,295,337	1,453,581

Net income	$3,912,094	$3,897,373	$3,123,502

EARNINGS PER SHARE
Basic	$1.68	$1.93	$1.81
Diluted	$1.61	$1.79	$1.69
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Loss	Equity

BALANCE, January 1, 2005		$1,268,614	$12,059,704	$3,400,852	$(190,257)	16,538,913
Exercise of stock options, 53,152 shares		53,152	674,677			727,829
5% stock dividend		63,482	1,460,720	(1,540,447)		(16,245)
Issuance of common stock		416,500	9,494,863			9,911,363
Comprehensive income:
Net income	$3,123,502			3,123,502		3,123,502
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(652,354)	—	—	—	(652,354)	(652,354)

Total comprehensive income	$2,471,148

BALANCE, December 31, 2005		1,801,748	23,689,964	4,983,907	(842,611)	29,633,008

Exercise of stock options, 35,880 shares		35,880	296,896			332,776
Exercise of stock warrants, 14,922 shares		14,922	343,206			358,128
5% stock dividend		90,878	2,699,076	(2,812,956)		(23,002)
Share-based compensation			67,706			67,706
Comprehensive income:
Net income	$3,897,373			3,897,373		3,897,373
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	144,874	—	—	—	144,874	144,874

Total comprehensive income	$4,042,247

BALANCE, December 31, 2006		$1,943,428	$27,096,848	$6,068,324	$(697,737)	$34,410,863

Exercise of stock options, 32,216 shares		32,216	276,473			308,689
Exercise of stock warrants, 437,896 shares		437,896	9,578,237			10,016,133
Share repurchase program, 10,272 shares		(10,272)	(289,967)			(300,239)
5% stock dividend		96,361	2,553,567	(2,679,485)		(29,557)
Share-based compensation			138,596			138,596
Tax benefit from exercise of options			73,127			73,127
Comprehensive income:
Net income	$3,912,094			3,912,094		3,912,094
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	418,747	—	—	—	418,747	418,747

Total comprehensive income	$4,330,841

BALANCE, December 31, 2007		$2,499,629	$39,426,881	$7,300,933	$(278,990)	$48,948,453

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,912,094	$3,897,373	$3,123,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,058,203	1,016,841	913,490
Net realized gains on securities available for sale	—	—	(55,378)
Net amortization on securities	148,110	219,270	290,013
Activity in held-to-maturity securities:
Increase due to accretion	(92,419)	(68,230)	(53,577)
Provision for loan losses	981,900	915,000	446,000
Gain on sale of other real estate	(271,614)	(29,095)	(9,201)
Deferred income taxes	(460,168)	(302,492)	(98,247)
Gross mortgage loans originated for sale	(33,096,725)	(43,014,644)	(40,599,140)
Gross proceeds from sale of mortgage loans	34,585,892	42,354,341	41,683,581
Gain on sale of mortgage loans	(322,906)	(424,536)	(400,657)
Increase in cash surrender value of life insurance	(335,625)	(307,101)	(122,672)
Share-based compensation	138,596	67,706	—
Tax benefit from exercise of options	(73,127)	—	—
Change in operating assets and liabilities:
Accrued interest receivable	(63,183)	(1,113,554)	(483,346)
Accrued interest payable	283,893	521,883	208,746
Other assets and liabilities	(2,283,894)	(5,237,304)	5,474,005

Net cash provided/(used) in operating activities	4,109,027	(1,504,542)	10,317,119

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	17,602,342	9,009,587	18,712,335
Purchases	(23,783,142)	(26,581,864)	(26,908,968)
Activity in held-to-maturity securities:
Purchases	(449,288)	—	(358,930)
Purchases of other investments	(1,210,451)	(992,299)	(361,563)
Investment in partnership	(1,857)	(4,093,228)	—
Loan originations and principal collections, net	(54,663,567)	(94,784,688)	(40,462,915)
Purchase of premises and equipment	(6,540,962)	(5,310,462)	(1,683,355)
Purchase of life insurance	—	(192,788)	(3,760,994)
Proceeds from sale of other real estate	1,204,893	186,185	596,194

Net cash used in investing activities	(67,842,032)	(122,759,557)	(54,228,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,644,918	78,605,503	38,051,771
Proceeds from Federal Home Loan Bank advances	60,000,000	32,250,000	24,100,000
Matured Federal Home Loan Bank advances	(31,353,794)	(18,049,532)	(11,140,256)
Net (decrease)/increase in federal funds purchased	(14,275,000)	14,075,000	(7,125,000)
Net (decrease)/increase in securities sold under agreements to repurchase	(418,871)	2,481,380	529,439
Proceeds from issuance of common stock, including warrants and options	10,324,822	690,904	10,639,191
Tax benefit from exercise of options	73,127
Purchase of common stock	(300,239)	—	—
Proceeds from issuance of subordinated debentures	—	7,732,000	—
Cash dividends	(29,557)	(23,002)	(16,245)

Net cash provided by financing activities	66,665,406	117,762,253	55,038,900

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,932,401	(6,501,846)	11,127,823
CASH AND CASH EQUIVALENTS, beginning of year	13,396,179	19,898,025	8,770,202

CASH AND CASH EQUIVALENTS, end of period	$16,328,580	$13,396,179	$19,898,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$18,744,040	$12,595,260	$6,540,789
Income taxes	1,450,000	1,590,000	1,677,906
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	1,843,467	436,185	—
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The Company’s principal subsidiary is Mountain National Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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
December 31, 2007 and 2006
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

Statements of cash flows:

The Company considers all cash and amounts due from depository institutions with maturities under 90 days and Federal Funds sold to be cash equivalents for purposes of the statements of cash flows. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased and repurchase agreements.

Investment Securities:

Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Realized gains and losses on sales of securities are recorded in noninterest income on the trade date and are determined on the specific-identification method.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the level- yield method over the period to maturity, without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 1.	Summary of Significant Accounting Policies (continued)

Investment Securities: (continued)

Restricted equity securities include common stock of the Federal Home Loan Bank of Cincinnati, Silverton Bank stock (formerly The Bankers Bank) and Federal Reserve Bank stock. These securities are carried at cost.

Declines in the market value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer. Any decision by management to sell a security classified as available for sale would be based on factors such as, but not limited to, liquidity requirements, changes in pledging requirements or changes in funding sources and terms.

Securities sold under agreements to repurchase:

The Bank enters into sales of securities under agreements to repurchase identical securities the next day.

Loans:

Loans are stated at unpaid principal balances, less the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans and other personal loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Loans held for sale:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage servicing rights are sold with the related loan. Loans held

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 1.	Summary of Significant Accounting Policies (continued)

Loans held for sale: (continued)

for sale totaled $392,596 and $1,558,857 at December 31, 2007 and 2006, respectively, and are included with loans on the balance sheet.

Allowance for loan losses:

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Loans considered to be impaired are determined under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” paragraph eight. This paragraph states, in part, “A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” The Bank, through its normal loan review process, determines impairment of loans and records any impaired loans at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral if the loan is collateral dependent. This loan review may result in a portion of the allowance for loan losses being allocated to the loans.

Reserve for unfunded commitments:

The reserve for unfunded commitments represents the estimate for probable credit losses inherent in these commitments to extend credit. Unfunded commitments to extend credit include standby letters of credit and commitments to fund available lines of credit. The process used to determine the reserve for unfunded commitments is consistent with the process for determining the allowance for loan losses and the reserve, if any, is included in other liabilities.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 1.	Summary of Significant Accounting Policies (continued)

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

Other real estate owned:

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. Other real estate owned also includes excess Bank property not utilized when subdividing land acquired for the construction of Bank branches. Costs of significant property improvements are capitalized. Costs relating to holding property are expensed. Other real estate owned totaled $1,328,798 and $500,000 at December 31, 2007 and 2006, respectively, and is included in other assets on the balance sheet.

Income taxes:

The Company files consolidated federal and state income tax returns with the Bank and its subsidiaries. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 1.	Summary of Significant Accounting Policies (continued)

Income taxes: (continued)

reflected using enacted income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Advertising costs:

The Company expenses all advertising costs as incurred. Advertising expense was $455,453, $342,619 and $229,600 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in advertising expense was primarily due to the Bank’s expansion into the Blount County market.

Company owned life insurance:

The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (“EITF 06-5”). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 1.	Summary of Significant Accounting Policies (continued)

Company owned life insurance: (continued)

greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

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

Earnings per common share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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

Dividend restriction:

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. (See “Note 15 — Regulatory Matters” for more specific disclosure.)

Reclassifications:

Certain amounts reported in the 2005 and 2006 financial statements have been reclassified to conform to the 2007 presentation.

Stock-based compensation:

At December 31, 2007, the Company has a stock-based compensation plan, which is described more fully in “Note 14 — Stock Options and Warrants.” The Company adopted the recognition and measurement principles of SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006, using the modified prospective transition method. Under this method, stock-based awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123 (R). Expense is recognized for unvested awards that were granted prior to January 1, 2006 based upon the fair value determined at the grant date under SFAS 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”) The effect of adopting this accounting pronouncement reduced 2006 pre-tax income by $67,706 and $53,961, net of taxes. Basic and diluted earnings per share decreased by $0.03 and $0.02 for 2006, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 1.	Summary of Significant Accounting Policies (continued)

Stock-based compensation: (continued)

Prior to the adoption of SFAS 123 (R), the Company applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plan. No stock-based employee compensation was reflected in net income as all options granted under this plan had an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005.

2005

Net income, as reported	$3,123,502

Effect of stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(79,518)

Pro forma net income	$3,043,984

Earnings per share:
Basic-as reported	$1.81

Basic-pro forma	$1.76

Diluted-as reported	$1.69

Diluted-pro forma	$1.65

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
December 31, 2007 and 2006
Note 2.	Securities

Securities have been classified in the balance sheet according to management’s intent as securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2007 and 2006 are as follows:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government securities	$247,708	$1,902	$—	$249,610
U.S. Government agencies	8,880,411	48,892	(592)	8,928,711
Obligations of states and political subdivisions	13,833,607	42,239	(64,000)	13,811,846
Mortgage-backed securities	58,451,192	183,853	(659,700)	57,975,345

	$81,412,918	$276,886	$(724,292)	$80,965,512

Securities held to maturity:
Obligations of states and political subdivisions	$2,021,327	$34,490	$(15,441)	$2,040,376

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government securities	$244,804	$—	$(1,757)	$243,047
U.S. Government agencies	9,373,006	15,888	(97,387)	9,291,507
Obligations of states and political subdivisions	13,661,394	19,863	(69,533)	13,611,724
Mortgage-backed securities	52,192,757	120,799	(945,759)	51,367,797

	$75,471,961	$156,550	$(1,114,436)	$74,514,075

Securities held to maturity:
Obligations of states and political subdivisions	$1,479,620	$97,510	$—	$1,577,130

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 2.	Securities (continued)

Securities with unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
December 31, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss

U. S. Government agencies	$—	$—	$998,440	$(592)	$998,440	$(592)

Obligations of states and political subdivisions	4,406,227	(59,279)	1,595,476	(20,162)	6,001,703	(79,441)

Mortgage-backed securities	3,009,017	(30,117)	30,736,827	(629,583)	33,745,844	(659,700)

Total temporarily impaired	$7,415,244	$(89,396)	$33,330,743	$(650,337)	$40,745,987	$(739,733)

As a result, the Company does not believe that gross unrealized losses as of December 31, 2007 represent an other-than-temporary impairment.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 2.	Securities (continued)

Unrealized losses on obligations of states and political subdivisions and mortgage-backed securities have not been recognized into income because the issuer(s) bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, as discussed below, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.
December 31, 2006:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss
U. S. Government securities	$243,047	$(1,757)	$—	$—	$243,047	$(1,757)
U. S. Government agencies	995,625	(449)	6,315,413	(96,938)	7,311,038	(97,387)
Obligations of states and political subdivisions	5,108,969	(23,492)	3,407,529	(46,041)	8,516,498	(69,533)
Mortgage-backed securities	9,274,782	(38,301)	33,134,818	(907,458)	42,409,600	(945,759)

Total temporarily impaired	$15,622,423	$(63,999)	$42,857,760	$(1,050,437)	$58,480,183	$(1,114,436)

The gross unrealized losses reported for mortgage-backed securities relate primarily to investment securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and state and local municipalities. Total gross unrealized losses, which represent 0.89% of the amortized cost basis of the Company’s total investment securities, were primarily attributable to changes in interest rates and not due to the credit quality of the investment securities. The Bank’s dependence upon its investment portfolio to provide liquidity during certain periods could, on occasion, create the need to sell an investment security at a price below cost. However, the Company has both the intent and ability to hold the investment securities for a period of time necessary to recover the amortized cost.

At December 31, 2007 and 2006, securities with a carrying value of approximately $60,949,000 and $57,336,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2007 and 2006, the carrying amount of securities pledged to secure repurchase agreements was approximately $7,757,000 and $7,673,000, respectively.

The amortized cost and estimated fair value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$558,666	$561,109	$—	$—
Due more than one year through five years	3,902,333	3,923,878	—	—
Due more than five years through ten years	6,113,104	6,128,356	—	—
Due after ten years	12,387,623	12,376,824	2,021,327	2,040,376
Mortgage-backed securities	58,451,192	57,975,345	—	—

	$81,412,918	$80,965,512	$2,021,327	$2,040,376

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 2.	Securities (continued)

Proceeds from the sale of securities available for sale were $0 for 2007 and 2006 and $15,403,878 for 2005. Gross gains realized on those sales were $0 in 2007 and 2006 and $61,255 in 2005. Gross losses on those sales were $0 in 2007 and 2006 and $5,877 in 2005.

We did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2007, except for securities of the U.S. Government or U.S. Government agencies and except for mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $57,975,000 and $51,368,000 at December 31, 2007 and 2006, respectively.

Note 3.	Loans and Allowance for Loan Losses
At December 31, 2007 and 2006, the Bank’s loans consist of the following (in thousands):

	2007	2006
Mortgage loans on real estate:
Residential 1-4 family	$57,539,569	$50,042,141
Residential multifamily	4,554,549	4,505,251
Commercial	107,652,176	92,814,521
Construction	150,843,738	137,988,968
Second mortgages	4,712,743	3,545,056
Equity lines of credit	26,551,874	22,178,562

	351,854,649	311,074,499

Commercial loans	35,929,294	26,062,248

Consumer installment loans:
Personal	7,863,684	5,750,604
Credit cards	2,026,574	1,821,464

	9,890,258	7,572,068

Total loans	397,674,201	344,708,815
Less: Allowance for loan losses	(3,974,354)	(3,524,374)

Loans, net	$393,699,847	$341,184,441

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 3.	Loans and Allowance for Loan Losses (continued)

A summary of transactions in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Balance, beginning of year	$3,524,374	$2,634,175	$2,280,554
Provision for loan losses	981,900	915,000	446,000
Loans charged-off	(561,315)	(48,957)	(108,904)
Recoveries of loans previously charged-off	29,395	24,156	16,525

Balance, end of year	$3,974,354	$3,524,374	$2,634,175

The Bank’s only significant concentration of credit at December 31, 2007 occurred in real estate loans, which totaled approximately $351,855,000. While real estate loans accounted for 88% of total loans, these loans were primarily residential mortgage loans, commercial loans secured by commercial properties and consumer loans. A large portion of these loans are for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.

Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $16,108,000 and $12,176,000 at December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the activity in these loans included new borrowings approximately of $7,520,000 and repayments of approximately $3,588,000.

Individually impaired loans were as follows:

	2007	2006
Year-end loans with allocated allowance for loan losses	$368,164	$1,677,832
Allowance for loan losses on impaired loans	222,691	235,400
Average of individually impaired loans during the year	625,973	1,543,670
Nonperforming loans were as follows:

	2007	2006
Loans past due over 90 days still on accrual	$18,806	$470,162
Nonaccrual loans	178,579	—

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 3.	Loans and Allowance for Loan Losses (continued)

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

Impaired loans without a valuation allowance were insignificant in relation to the Bank’s loan portfolio at December 31, 2007 and 2006.

Interest income recognized, on both an accrual and cash basis, on impaired loans was insignificant to total interest income on loans for each of the years ended December 31, 2007, 2006 and 2005.

Note 4.	Bank Premises and Equipment

A summary of Bank premises and equipment at December 31, 2007 and 2006, is as follows:

	2007	2006

Land	$9,424,151	$7,952,709
Buildings and improvements	14,919,662	10,772,349
Furniture, fixtures and equipment	6,136,612	5,380,975
	30,480,425	24,106,033
Accumulated depreciation	(5,053,182)	(4,161,549)

	$25,427,243	$19,944,484

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1,058,203, $1,016,841 and $913,490, respectively.

At December 31, 2007 and 2006, construction in process totaled $1,742,754 and $1,650, respectively, and is included in the buildings and improvements line item above. At December 31, 2007, the balance consisted primarily of costs associated with the construction of our Collier Drive and Justice Center branches. The balance also included costs associated with the construction of our Blount County Regional Headquarters and Operations Center expansion.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 5.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007, was approximately $137,138,000.

At December 31, 2007, the scheduled maturities of time deposits for each of the five years subsequent to December 31, 2007 were as follows:

2008	$167,294,451
2009	23,269,683
2010	7,880,285
2011	6,805,094
2012	3,498,204

Total	$208,747,717

Deposits of employees, officers and directors totaled approximately $9,063,000 at December 31, 2007 and $11,412,000 at December 31, 2006.

Note 6.	Income Taxes

Income tax expense in the statements of income for the years ended December 31, 2007, 2006 and 2005, consists of the following:

	2007	2006	2005
Current tax expense	$1,754,504	$1,597,829	$1,551,828
Deferred tax expense (benefit)	(460,168)	(302,492)	(98,247)

Income Tax expense	$1,294,336	$1,295,337	$1,453,581

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 6.	Income Taxes (continued)

Income tax expense differs from amounts computed by applying the Federal income tax statutory rates of 34% in 2007, 2006 and 2005 to income before income taxes. A reconciliation of the differences for the twelve months ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Expected tax at statutory rates	$1,770,000	$1,766,000	$1,556,000

Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax	(94,889)	(97,308)	28,973
Increase in cash surrender value of life insurance	(114,113)	(104,414)	(41,700)
Tax exempt interest	(200,153)	(178,324)	(134,000)
General business credits, net of basis reduction	(132,000)	(132,000)	—
Other	65,491	41,383	44,308

Income tax expense	$1,294,336	$1,295,337	$1,453,581

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,254,945	$1,055,168
Deferred compensation	203,238	121,653
Unrealized loss on securities available for sale	168,417	260,150
Net operating loss	138,250	—
Other	114,046	86,817

Total deferred tax assets	1,878,896	1,523,788

Deferred tax liabilities:
Accelerated depreciation	(371,932)	(458,602)
Income from subsidiary	(225,682)	(226,433)
Investment in partnership	(136,227)	—
Other	(118,721)	(180,854)

Total deferred tax liabilities	(852,562)	(865,889)

Total deferred tax assets	$1,026,334	$657,899

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 6.	Income Taxes (continued)

The Bank has a Tennessee net operating loss carryforward of approximately $1,590,000 which will expire in 2021 and $1,630,000 which will expire in 2022 if not offset by future taxable income.

The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect any unrecognized tax benefits to significantly increase or decrease in the next twelve months. It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense, with any penalties recognized as operating expenses.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years before 2004.

Note 7.	Federal Home Loan Bank Advances

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (“FHLB”) that provides short-term and long-term funding to the Bank in an amount up to $100,000,000. The Bank’s portfolio of one to four single-family mortgages, commercial real estate, home equity lines of credit, multi-family mortgages and junior mortgages have been pledged as collateral for any advances based upon an agreement requiring a collateral-to-loan ratio of 125%, 300%, 300%, 125% and 350%, respectively. Maturities of the notes payable for each of the years subsequent to December 31, 2007 are as follows: $7,456,418 in 2008, $0 in 2009, $200,000 in 2010, $7,500,000 in 2011, $5,200,000 in 2012, $5,000,000 in 2014, and $40,000,000 in 2017. These advances are subject to prepayment penalties that vary according to the type of advance.

FHLB advances consisted of the following at December 31:	2007	2006

Short-term advance requiring monthly interest payments at 5.34% variable, principal due in January 2007	—	4,250,000

Short-term advance requiring monthly interest payments at 5.34% variable, principal due in January 2007	—	1,000,000

Long-term advance requiring monthly interest payments at 5.43% fixed, principal due in November 2007	—	7,000,000

Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in December 2012	200,000	200,000

Long-term advance requiring monthly interest payments at 4.32% fixed, principal due in June 2010	200,000	200,000

Long-term advance requiring monthly interest payments at 4.83% fixed, principal due in October 2008	3,000,000	3,000,000

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 7.	Federal Home Loan Bank Advances (continued)

FHLB advances consisted of the following at December 31:	2007	2006

Long-term advance requiring monthly principal and interest payments at 4.20% fixed, remaining principal due in July 2008	1,756,418	1,860,212

Long-term advance requiring monthly interest payments at 4.15% fixed, principal due in June 2008	2,500,000	2,500,000

Long-term advance requiring monthly interest payments at 4.12% fixed, principal due in June 2008	200,000	200,000

Long-term advance requiring monthly interest payments at 4.84% fixed, principal due in December 2007	—	2,500,000
Long-term advance requiring monthly interest payments at 4.06% fixed, principal due in June 2007	—	2,500,000

Long-term advance requiring monthly interest payments at 5.80% variable, principal due in March 2007	—	4,000,000

Long-term callable advance requiring monthly interest payments at 4.39% fixed, principal due in November 2011	7,500,000	7,500,000

Long-term callable advance requiring monthly interest payments at 4.25% fixed, principal due in January 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 4.15% fixed, principal due in April 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 4.27% fixed, principal due in May 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 4.68% fixed, principal due in June 2017	10,000,000	—

Long-term callable advance requiring monthly interest payments at 3.36% fixed, principal due in December 2012	5,000,000	—

Long-term callable advance requiring monthly interest payments at 3.46% fixed, principal due in December 2014	5,000,000	—

	$65,356,418	$36,710,212

Note 8.	Subordinated Debentures

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 8.	Subordinated Debentures (continued)

investment in the Trusts is included in other assets in the accompanying consolidated balance sheets and the $13,403,000 obligation of the Company is reflected as subordinated debt.

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 8.279% at December 31, 2007 which is set each quarter and mature on December 31, 2033. The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 6.843% at December 31, 2007 which is set each quarter and mature on July 7, 2036. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. The Company’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the Trust Preferred Securities.

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

Securities sold under agreements to repurchase are variable rate financing arrangements with no fixed maturity. Upon cancellation of the agreement, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2007	2006

Weighted average borrowing rate at year-end	2.72%	2.67%
Weighted average borrowing rate during the year	2.71%	2.13%
Average daily balance during the year	5,815,161	4,778,705
Maximum month-end balance during the year	8,602,461	6,889,703
Balance at year-end	$5,441,515	$5,860,386
Note 10.	Employee Benefit Plans

The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $127,580 for 2007, $93,932 for 2006 and $72,876 for 2005.

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

The estimated cost of this obligation is being accrued over the service period for each officer. The Company recognized expense of $213,071, $159,969 and $48,444 during 2007, 2006 and 2005, respectively, related to these agreements. The total amount accrued at December 31, 2007, 2006 and 2005 was $530,786, $317,715 and $157,746, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 11.	Leases

The Bank is leasing the land on which its Gatlinburg branch is located under a noncancelable lease agreement that expires in 2013. This lease agreement contains renewal options for twelve additional five-year terms.

During 2007, the Bank entered into a long-term lease agreement for land in Blount County, Tennessee. The lease agreement expires in 2013 and contains renewal options for six additional five-year terms. The Bank is constructing its Justice Center branch on this property with an anticipated completion date during the third quarter of 2008.

In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and the property on which it has placed certain automated teller machines. These leases expire at various dates through 2010 and contain various renewal options. Total rental expense under all operating leases was $152,240 in 2007, $109,549 in 2006 and $103,717 in 2005.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007:

2008	$167,932
2009	148,318
2010	129,149
2011	101,745
2012	103,369
Thereafter	78,270

Total	$728,783

Note 12.	Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2007, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $131,299,000 substantially all of which are carried at variable rates.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 12.	Financial Instruments with Off-Balance-Sheet Risk (continued)

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

The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2007, 2006 or 2005.

Note 13.	Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature; involve uncertainties and matters of judgment; and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 13.	Fair Value of Financial Instruments (continued)

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

Subordinated debentures:

For the subordinated debentures with a floating interest rate tied to LIBOR, the fair value is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for subordinated debentures of similar amounts and remaining maturities.

Federal Home Loan Bank advances:

For FHLB advances the fair value is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for FHLB advances of similar amounts and remaining maturities.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 13.	Fair Value of Financial Instruments (continued)

Accrued interest receivable and payable:

The carrying amounts of accrued interest receivable and payable approximate their fair value.

Commitments to extend credit, letters of credit and lines of credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of these commitments are insignificant and are not included in the table below.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006, are as follows (in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$16,329	$16,329	$13,396	$13,396
Investment securities	82,987	83,006	75,994	76,091
Restricted investments	3,832	3,832	2,621	2,621
Loans	393,700	393,117	341,184	340,853
Cash surrender value of life insurance	8,650	8,650	8,314	8,314
Accrued interest receivable	2,701	2,701	2,638	2,638

Liabilities:
Noninterest-bearing demand deposits	$56,307	$56,307	$60,016	$60,016
NOW accounts	87,380	87,380	76,070	76,070
Savings and money market accounts	51,939	51,939	53,942	53,942
Time deposits	208,748	210,089	171,702	171,596
Subordinated debentures	13,403	14,356	13,403	14,171
Federal funds purchased and securities sold under agreements to repurchase	6,742	6,742	21,435	21,435
Federal Home Loan Bank advances	65,356	67,435	36,710	36,710
Accrued interest payable	1,240	1,240	956	956
Note 14.	Stock Options and Warrants

The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant. The maximum number of shares that can be issued under the plan is 689,751. At December 31, 2007, there were 349,992 shares remaining

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 14.	Stock Options and Warrants (continued)

available for future issuance under equity compensation plans. All options have been granted at the fair market value of the shares at the date of grant. The maximum term for each option is ten years.

The Company has granted incentive stock options to certain key officers and employees. The Company has also granted nonqualified stock options to non-employee organizers of the Bank. The stock option agreements state that upon termination of employment, employees have 90 days to exercise any stock options vested as of the termination date.

The Company issues new shares to satisfy option exercises from the authorized shares allocated to the employee stock option plan.

A summary of activity in the Company’s stock option plan for the year ended December 31, 2007, is as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Options	Exercise Price	Contractual Term	Intrinsic Value
Options outstanding, December 31, 2006	182,591	$12.76
Options granted	49,381	28.54
Options exercised	(33,401)	9.24
Options forfeited	(6,740)	28.13

Options outstanding, December 31, 2007	191,831	16.89	5.45	$1,128,004

Exercisable at December 31, 2007	113,915	10.36	3.50	$1,370,747

All outstanding options are either fully vested or expected to vest. The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $7.95 per share, $10.38 per share and $5.52 per share, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $577,539, $653,298 and $798,401, respectively. Cash received from the exercise of options was $308,689, $332,775 and $727,829 in 2007, 2006 and 2005, respectively. Tax benefits realized in 2007 were $73,127 and were insignificant in 2006 and 2005.

As of December 31, 2007, there was $478,373 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 3.10 years.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 14.	Stock Options and Warrants (continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006
Dividend yield	0.00%	0.00%
Expected life	7.2 years	6.5 years
Expected volatility	19%	17%
Risk-free interest rate	4.61%	4.67%
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

During the third quarter of 2005, the Company sold 416,500 shares of common stock. This sale resulted in an increase in common stock and surplus of approximately $9,896,500. In connection with the offering, there were 416,500 warrants issued, one warrant for each share of stock sold, that had an exercise price of $25.20 per warrant. The warrants could be exercised beginning after one year from the date of the sale of the common stock, and had to be exercised no later than two years from the date of the sale. The final day to exercise the common stock warrants was September 7, 2007. During the period in which they could be exercised, 476,194 out of 482,151 (adjusted for 5% stock dividends) warrants were exercised at a weighted average exercise price of $21.77 (adjusted for 5% stock dividends). The total corresponding increase to shareholders’ equity from the conversion of the stock warrants to common stock from September 7, 2006 to September 7, 2007, the period the warrants could be exercised, was approximately $10,367,000.

At December 31, 2006 and 2005, there were 465,699 and 482,151 warrants outstanding, adjusted for the effect of the June 2006, February 2007 and February 2008 stock dividends.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 15.	Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.

The Bank’s actual capital amounts and ratios are presented in the table. Dollar amounts are presented in thousands.

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital to risk-weighted assets:
Mountain National Bank	$63,777	13.97%	$36,531	8.00%	$45,663	10.00%
Tier I capital to risk-weighted assets:
Mountain National Bank	59,803	13.10%	18,265	4.00%	27,398	6.00%
Tier I capital to average assets:
Mountain National Bank	59,803	11.24%	21,288	4.00%	26,610	5.00%

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital to risk-weighted assets:
Mountain National Bank	$48,520	12.22%	$31,764	8.00%	$39,705	10.00%
Tier I capital to risk-weighted assets:
Mountain National Bank	44,996	11.33%	15,882	4.00%	23,823	6.00%
Tier I capital to average assets:
Mountain National Bank	44,996	9.99%	18,023	4.00%	22,528	5.00%

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 15.	Regulatory Matters (continued)

Dividend restrictions:

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Under applicable federal laws, the Comptroller of the Currency restricts the amount of dividends that may be paid without prior approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of December 31, 2007, the Bank could, without prior approval, declare dividends of approximately $3,900,000.

Note 16.	Other Comprehensive Income

Other comprehensive income (loss) consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2007, 2006 and 2005 is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Year ended December 31, 2007:
Unrealized holding gains and losses arising during the period	$510,480	$(91,733)	$418,747

Less reclassification adjustment for gains realized in net income	—	—	—

	$510,480	$(91,733)	$418,747

Year ended December 31, 2006:
Unrealized holding gains and losses arising during the period	$318,796	$(173,922)	$144,874

Less reclassification adjustment for gains realized in net income	—	—	—

	$318,796	$(173,922)	$144,874

Year ended December 31, 2005:
Unrealized holding gains and losses arising during the period	$(990,929)	$376,553	$(614,376)

Less reclassification adjustment for gains realized in net income	61,255	(23,277)	37,978

	$(1,052,184)	$399,830	$(652,354)

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 17.	Earnings Per Common Share

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

Earnings per common share have been computed based on the following:

	2007	2006	2005
Net income applicable to common stock	$3,912,094	$3,897,373	$3,123,502

Average number of common shares outstanding	2,331,396	2,019,783	1,725,539
Dilutive effect of stock options	64,696	88,694	107,413
Dilutive effect of warrants	39,868	72,591	9,977

Average number of common shares outstanding used to calculate diluted earnings per common share	2,435,960	2,181,068	1,842,929

At December 31, 2007, 2006 and 2005, there were options for the purchase of 44,535, 4,815 and 0 shares, respectively, outstanding that were antidilutive.

Note 18.	Recent Accounting Pronouncements

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 18.	Recent Accounting Pronouncements (continued)

investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than embedded derivative that results solely from the embedded call options in the underlying financial assets. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS 133. The guidance in DIG Issue B40 is effective upon the adoption of SFAS 155. As of December 31, 2007, the Company did not have any hybrid financial instruments that were previously bifurcated under SFAS 133 and the guidance provided for in DIG Issue B40 allowed the Company to continue to purchase mortgage-backed securities without applying the bifurcation requirements of SFAS 155. The adoption of SFAS 155 and DIG Issue B40 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 19.	Stock Dividends (continued)

cash payments totaling $23,002. This stock dividend resulted in the issuance of 90,878 additional shares of common stock. All per share data included in the accompanying financial statements reflects this stock dividend.

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

During January 2008, the Board of Directors approved a 5% stock dividend for stockholders of record as of February 15, 2008. In lieu of fractional shares, certain stockholders received cash payments totaling $17,802. This stock dividend resulted in the issuance of 124,718 additional shares of common stock. All per share data included in the accompanying financial statements reflects this stock dividend.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 20.	Condensed Parent Information

BALANCE SHEETS	2007	2006
ASSETS
Cash	$2,183,860	$2,999,826
Investment in subsidiary	59,524,171	44,298,037
Other assets	737,854	612,969

Total assets	$62,445,885	$47,910,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$13,403,000	$13,403,000
Accrued interest payable	132,265	134,802
Other liabilities	(37,833)	(37,833)

Total liabilities	13,497,432	13,499,969
Shareholders’ equity	48,948,453	34,410,863

Total liabilities and shareholders’ equity	$62,445,885	$47,910,832

STATEMENTS OF INCOME	2007	2006	2005
INCOME	$—	$—	$—
EXPENSES	1,117,990	881,884	514,948

Loss before equity in undistributed earnings of subsidiary	(1,117,990)	(881,884)	(514,948)
Equity in undistributed earnings of subsidiary	4,595,663	4,441,584	3,434,104
Income tax benefit	434,421	337,673	204,346

Net income	$3,912,094	$3,897,373	$3,123,502

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
Note 20.	Condensed Parent Information (continued)

STATEMENTS OF CASH FLOWS	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,912,094	$3,897,373	$3,123,502
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(4,595,663)	(4,441,584)	(3,434,104)
Other	(127,423)	184,838	(276,720)

Net cash used in operating activities	(810,992)	(359,373)	(587,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	(10,000,000)	(7,500,000)	(8,000,000)

Net cash used in investing activities	(10,000,000)	(7,500,000)	(8,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(29,557)	(23,002)	(16,245)
Proceeds from issuance of common stock	10,324,822	690,903	10,639,191
Proceeds from issuance of subordinated debentures	—	7,732,000	—
Purchase of common stock	(300,239)	—	—

Net cash provided by financing activities	9,995,026	8,399,901	10,622,946

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(815,966)	540,528	2,035,624

CASH AND CASH EQUIVALENTS, beginning of year	2,999,826	2,459,298	423,674

CASH AND CASH EQUIVALENTS, end of year	$2,183,860	$2,999,826	$2,459,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$988,574	$607,008	$350,152
Income taxes	(272,133)	(411,883)	(131,675)