Form 10-Q
period 2008-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2008-05-14
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,632,146 shares as of May 1, 2008.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and due from banks	$10,463,221	$13,011,580
Federal funds sold	2,946,000	3,317,000

Total cash and cash equivalents	13,409,221	16,328,580

Securities available for sale	95,051,938	80,965,512
Securities held to maturity, fair value $1,972,712 in 2008 and $2,404,376 in 2007	2,045,767	2,021,327
Restricted investments, at cost	3,967,618	3,831,618
Loans, net of allowance for loan losses of $4,129,681 in 2008 and $3,974,354 in 2007	412,491,757	393,699,847
Investment in partnership	4,112,723	4,095,085
Premises and equipment	27,207,193	25,427,243
Accrued interest receivable	3,116,943	2,701,402
Cash surrender value of life insurance	10,737,939	8,649,793
Other assets	2,583,486	3,775,619

Total assets	$574,724,585	$541,496,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$48,495,631	$56,307,457
NOW accounts	94,750,760	87,380,047
Money market accounts	40,731,921	42,958,868
Savings accounts	11,262,797	8,980,122
Time deposits	209,497,542	208,747,717

Total deposits	404,738,651	404,374,211

Federal funds purchased	30,175,000	1,300,000
Securities sold under agreements to repurchase	5,671,442	5,441,515
Accrued interest payable	1,130,844	1,240,117
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	68,600,000	65,356,418
Other liabilities	778,358	1,432,312

Total liabilities	524,497,295	492,547,573

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,631,537 shares at March 31, 2008 and 2,499,629 shares at December 31, 2007	2,631,537	2,499,629
Additional paid-in capital	42,508,323	39,426,881
Retained earnings	5,080,479	7,300,933
Accumulated other comprehensive income (loss)	6,951	(278,990)

Total shareholders’ equity	50,227,290	48,948,453

Total liabilities and shareholders’ equity	$574,724,585	$541,496,026

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
	2008	2007
INTEREST INCOME
Loans	$8,046,863	$7,791,848
Taxable securities	925,005	822,743
Tax-exempt securities	168,669	151,538
Federal funds sold and deposits in other banks	14,246	21,067

Total interest income	9,154,783	8,787,196

INTEREST EXPENSE
Deposits	3,552,166	3,645,225
Federal funds purchased	64,086	74,750
Repurchase agreements	33,473	33,917
Federal Home Loan Bank advances	720,125	536,877
Subordinated debentures	217,112	251,220

Total interest expense	4,586,962	4,541,989

Net interest income	4,567,821	4,245,207

Provision for loan losses	195,000	216,000

Net interest income after provision for loan losses	4,372,821	4,029,207

NONINTEREST INCOME
Service charges on deposit accounts	345,867	327,467
Other fees and commissions	294,127	252,239
Gain on sale of mortgage loans	52,031	94,141
Gain on sale of securities available for sale, net	30,647	—
Other noninterest income	113,623	158,544

Total noninterest income	836,295	832,391

NONINTEREST EXPENSE
Salaries and employee benefits	2,520,471	2,266,359
Occupancy expenses	304,397	246,675
Other operating expenses	1,395,762	1,180,872

Total noninterest expense	4,220,630	3,693,906

Income before income taxes	988,486	1,167,692

Income taxes	197,906	266,214

Net income	$790,580	$901,478

EARNINGS PER SHARE
Basic	$0.32	$0.42
Diluted	$0.31	$0.39
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008 and 2007
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Income/(Loss)	Equity
BALANCE, January 1, 2007		$1,943,428	$27,096,848	$6,068,324	$(697,737)	34,410,863
Exercise of stock options, 14,177 shares		14,177	108,510			122,687
Exercise of stock warrants, 9,721 shares		9,721	217,167			226,888
5% stock dividend		96,361	2,553,567	(2,679,485)		(29,557)
Share-based compensation			20,056			20,056
Tax benefit from exercise of options			73,127			73,127
Comprehensive income:
Net income	$901,478			901,478		901,478
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	226,104	—	—	—	226,104	226,104

Total comprehensive income	1,127,582

BALANCE, March 31, 2007		2,063,687	30,069,275	4,290,317	(471,633)	35,951,646

BALANCE, January 1, 2008		2,499,629	39,426,881	7,300,933	(278,990)	48,948,453
Exercise of stock options, 7,190 shares		7,190	49,221			56,411
5% stock dividend		124,718	2,868,514	(3,011,034)		(17,802)
Share-based compensation			32,000			32,000
Tax benefit from exercise of options			131,707			131,707
Comprehensive income:
Net income	790,580			790,580		790,580
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	285,941	—	—	—	285,941	285,941

Total comprehensive income	$1,076,521

BALANCE, March 31, 2008		$2,631,537	$42,508,323	$5,080,479	$6,951	$50,227,290

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$790,580	$901,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	276,608	248,902
Net realized gains on securities available for sale	(30,647)	—
Net amortization on securities	33,531	20,085
Activity in held-to-maturity securities:
Increase due to accretion	(24,440)	(20,555)
Provision for loan losses	195,000	216,000
Gross mortgage loans originated for sale	(6,658,035)	(10,212,025)
Gross proceeds from sale of mortgage loans	6,722,062	10,565,523
Gain on sale of mortgage loans	(52,031)	(94,141)
Increase in cash surrender value of life insurance	(88,146)	(87,022)
Investment in partnership	(17,638)	(30,830)
Share-based compensation	32,000	20,056
Tax benefit from exercise of options	(131,707)	(73,127)
Change in operating assets and liabilities:
Accrued interest receivable	(415,541)	(281,221)
Accrued interest payable	(109,273)	204,599
Other assets and liabilities	669,887	(314,379)

Net cash provided by operating activities	1,192,210	1,063,343

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	10,038,977	7,326,880
Purchases	(23,842,346)	(15,579,765)
Activity in held-to-maturity securities:
Purchases	—	(449,288)
Purchases of other investments	(136,000)	(35,451)
Loan originations and principal collections, net	(18,998,906)	(10,977,206)
Purchase of premises and equipment	(2,056,559)	(1,595,839)
Purchase of life insurance	(2,000,000)	—

Net cash used in investing activities	(36,994,834)	(21,310,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	364,440	20,514,892
Proceeds from Federal Home Loan Bank advances	5,000,000	15,000,000
Matured Federal Home Loan Bank advances	(1,756,418)	(8,275,542)
Net increase/(decrease) in federal funds purchased	28,875,000	(10,500,000)
Net increase/(decrease) in securities sold under agreements to repurchase	229,927	(94,435)
Proceeds from issuance of common stock, including warrants and options	56,411	349,575
Tax benefit from exercise of options	131,707	73,127
Cash dividends	(17,802)	(29,557)

Net cash provided by financing activities	32,883,265	17,038,060

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,919,359)	(3,209,266)

CASH AND CASH EQUIVALENTS, beginning of year	16,328,580	13,396,179

CASH AND CASH EQUIVALENTS, end of period	$13,409,221	$10,186,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,696,235	$4,337,390
Income taxes	450,000	300,000
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Accounting Policies. The unaudited consolidated financial statements in this report have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements include the accounts of Mountain National Bancshares, Inc., a Tennessee corporation (the “Company”), and its subsidiaries. The Company’s principal subsidiary is Mountain National Bank, a national association (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
     Certain information and note disclosures normally included in the Company’s annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited financial statements in this report. Consequently, the quarterly financial statements should be read in conjunction with the notes included herein and the notes to the audited financial statements presented in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The unaudited quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods presented. All such adjustments were of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the complete fiscal year.
Note 2. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. See Note 7 Fair Value.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The new pronouncement would impact the Company’s accounting for business combinations completed beginning January 1, 2009.
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position or results of operations.
Note 3. Common Stock Activity and Stock Options. On March 7, 2008, we issued a 5 percent stock dividend to stockholders of record as of February 15, 2008. This stock dividend resulted in the issuance of 124,718 additional shares of common stock and the payment of a cash dividend in the aggregate amount of $17,802 to stockholders in lieu of fractional shares. The historical per share data presented in the financial statements and the share, per share and option data included in this report has been retroactively revised to include this dividend.
     The final day to exercise outstanding common stock warrants was September 7, 2007. During the period in which they could be exercised, 476,194 out of 482,151 (adjusted for 5% stock dividends) warrants were exercised at a weighted average exercise price of $21.77 (adjusted for 5% stock dividends). The total corresponding increase to shareholders’ equity from the exercise of the stock warrants for shares of common stock from September 7, 2006 to September 7, 2007 (the period the warrants could be exercised) was approximately $10,367,000. Warrants to purchase 10,422 (adjusted for 5% stock dividends) shares of common stock were exercised during the three months ended March 31, 2007, at a weighted average price of $21.77 (adjusted for 5% stock dividends) per warrant.
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
     During the first quarter of 2008, the Company did not purchase any shares of its common stock under the approved repurchase plan.

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
     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2008 and 2007:

	Three-Months Ended
	March 31,
	2008	2007
Basic earnings per share calculation:

Numerator - Net income	790,580	901,478
Denominator - Average common shares outstanding	2,502,315	2,153,294

Basic net income per share	$0.32	$0.42

	Three-Months Ended
	March 31,
	2008	2007
Diluted earnings per share calculation:

Numerator - Net income	790,580	901,478
Denominator - Average common shares outstanding	2,502,315	2,153,294
Dilutive shares contingently issuable	24,761	154,329

Average dilutive common shares outstanding	2,527,076	2,307,623

Diluted net income per share	$0.31	$0.39
     During the three months ended March 31, 2008 and 2007, there were options for the purchase of 50,522 and 4,614 shares, respectively, outstanding that were antidilutive. These shares were accordingly excluded from the calculations above.

Note 5. Loans and Allowance for Loan Losses
     At March 31, 2008 and December 31, 2007, the Bank’s loans consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Mortgage loans on real estate:
Residential 1-4 family	$66,081	$57,540
Residential multifamily	3,880	4,554
Commercial real estate	112,965	107,652
Construction	153,860	150,844
Second mortgages	4,876	4,713
Equity lines of credit	27,186	26,552

	368,848	351,855

Commercial loans	38,473	35,929

Consumer installment loans:
Personal	7,239	7,864
Credit cards	2,062	2,026

	9,301	9,890

Total Loans	416,622	397,674
Less: Allowance for loan losses	(4,130)	(3,974)

Loans, net	$412,492	$393,700

     A summary of transactions in the allowance for loan losses for the three month periods ended March 31, 2008 and 2007 is as follows:

	2008	2007
Balance, beginning of year	$3,974,354	$3,524,374
Provision for loan losses	195,000	216,000
Loans charged off	(53,217)	(15,949)
Recoveries of loans previously charged off	13,544	6,527

	$4,129,681	$3,730,952

Note 6. Comprehensive Income
     Comprehensive income is made up of net income and other comprehensive income. Other comprehensive income is made up of changes in the unrealized gain/(loss) on securities available for sale. Comprehensive income/(loss) for the three months ended March 31, 2008 was $1,076,521, as compared to $1,127,582 for the three months ended March 31, 2007.
Note 7. Fair Value
     SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
     A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
     In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
     Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent service provider. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the securities’ terms and conditions, among other things.
     Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.
     Loans Held for Sale — These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Assets and Liabilities Measured on a Recurring Basis
     The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable	Inputs
	2008	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Available for sale securities	$95,051,938	$—	$95,051,938	$—
Assets and Liabilities Measured on a Non-Recurring Basis
     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.
     Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis such as bank-owned life insurance and other non-financial long-lived assets. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of SFAS No. 157 to non-financial instruments until January 1, 2009. Accordingly, these assets have been omitted from the above disclosures.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries including Mountain National Bank (“the Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three-months ended March 31, 2008. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three-month period ended March 31, 2008. The Company has also provided some comparisons of the financial data for the three-month period ended March 31, 2008, against the same period in 2007, as well as our year-end results as of December 31, 2007, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and, without limitation:
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
     All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. Except as required by the Federal securities laws, we have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Overview
     We conduct our operations, which consist primarily of traditional commercial banking operations, through the Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, through seven additional branches in Sevier County, Tennessee, and two additional branches in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. Growth of the tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
     In addition to our ten existing locations, we own three properties in Sevier, Blount and Knox Counties for use in future branch expansion. We completed construction of our seventh branch in Sevier County during the first quarter of 2008. We completed construction of our second branch in Blount County early in the second quarter of 2008. We began construction of a branch office that will house the Blount County regional headquarters during the fourth quarter of 2007 with a projected completion date during the fourth quarter of 2008 or first quarter of 2009. We expect to begin construction of a branch on property located on the corner of Highway 411 and Highway 416 in Sevier County during the third quarter of 2008 with a projected completion date during the second quarter of 2009. We also hold one undeveloped property in Knox County. We regularly evaluate additional sites for future expansion in and around our existing markets.
     The decrease in net income between the three month periods ended March 31, 2008 and 2007 was as follows:

	3/31/2008	3/31/2007	$ change	% change
Net Income
Three months ended	$790,580	$901,478	$(110,898)	-12.30%
     Net income decreased during the period primarily due to the compression of our net interest margin that resulted from the Federal Reserve’s actions to reduce the target Federal Funds rate 300 basis points over the last seven months. In a stable interest rate environment, the Company typically would experience an increase in interest income if it was able to grow its loan portfolio. However, for the first quarter of 2008, the growth of our interest-earning assets that typically would have resulted in an increase in interest income was largely offset by the declining yields earned on our interest-earning assets. The decrease in net income was also the result of an increase in non-interest expense of approximately $527,000. Although net interest income increased approximately $323,000, or 7.60%, for the first quarter of 2008 as compared to the first quarter of 2007, this increase was offset by the increase in non-interest expense mentioned above. See more detailed discussion under “Net Income” below.
     Basic and diluted earnings per share decreased from $0.42 and $0.39, respectively, in the first quarter of 2007 to $0.32 and $0.31, respectively, in the first quarter of 2008. Earnings per share decreased for the three months ended March 31, 2008, compared to the same period in 2007 due primarily to an increase in the average number of shares outstanding as a result of option and warrant exercises as well as payment of a 5% stock dividend. The decrease in earnings per share was also partially attributable to the decrease in net income.

     The increase in total assets, total liabilities and shareholders’ equity for the three months ended March 31, 2008, was as follows:

	3/31/08	12/31/07	$ change	% change
Total Assets	$574,724,585	$541,496,026	$33,228,559	6.14%
Total Liabilities	524,497,295	492,547,573	31,949,722	6.49%
Shareholders’ Equity	50,227,290	48,948,453	1,278,837	2.61%
     The increase in total liabilities was primarily attributable to the increase in federal funds purchased of approximately $29 million and the increase in FHLB advances of approximately $3 million. Total deposits increased approximately $350,000 from December 31, 2007 to March 31, 2008, the details of which are discussed under “Deposits” below. The increase in total liabilities was used primarily to fund the increase in loans of approximately $19 million and the increase in investments of approximately $14 million.
     The increase in shareholders’ equity was primarily attributable to net income of $790,580 and the increase in accumulated other comprehensive gain/(loss) of $285,941. Accumulated other comprehensive gain/(loss) increased from a net loss of $278,990 for the year ended December 31, 2007 to a net gain of $6,951 during the three-month period ended March 31, 2008. Accumulated other comprehensive gain/(loss) represents the unrealized gain or loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities. Additionally, shareholders’ equity increased $56,411 due to the exercise of options to purchase 7,190 shares of Company common stock during the three-month period ended March 31, 2008.
Critical Accounting Policies
     Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described below and in the notes to the audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
     We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions — global, regional or related to industries of specific issuers — could adversely affect these values. We recorded no impairment of our investment securities during the first three months of 2008.

Allowance and Provision for Loan Losses
     The allowance and provision for loan losses are based on management’s assessments of amounts that it deems to be adequate to absorb losses inherent in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge-off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area undergo an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan losses.
Balance Sheet Analysis
     The following table presents an overview of selected period-end balances at March 31, 2008 and December 31, 2007, as well as the dollar and percentage change for each:

	3/31/08	12/31/07	$ change	% change
Cash and equivalents	$13,409,221	$16,328,580	$(2,919,359)	-17.88%
Loans	416,621,438	397,674,201	18,947,237	4.76%
Allowance for loan losses	4,129,681	3,974,354	155,327	3.91%
Investment securities	97,097,705	82,986,839	14,110,866	17.00%
Premises and equipment	27,207,193	25,427,243	1,779,950	7.00%

Noninterest-bearing deposits	48,495,631	56,307,457	(7,811,826)	-13.87%
Interest-bearing deposits	356,243,020	348,066,754	8,176,266	2.35%

Total deposits	404,738,651	404,374,211	364,440	0.09%

Federal funds purchased	30,175,000	1,300,000	28,875,000	2221.15%
Federal Home Loan Bank advances	$68,600,000	$65,356,418	$3,243,582	4.96%
Loans
     At March 31, 2008, loans comprised 80.02% of the Bank’s earning assets. The increase in our loan portfolio was primarily attributable to the increase in residential 1-4 family, commercial and construction loans. Total earning assets, as a percent of total assets, were 90.59% at March 31, 2008, compared to 89.35% at December 31, 2007, and 90.66% at March 31, 2007. Total earning assets relative to total assets increased at March 31, 2008 as compared to December 31, 2007, due primarily to the increase in loans and investment securities. The average yield on loans, including loan fees, during the first three months of 2008 was 7.99% compared to 8.88% for the first three months of 2007, due to the declining interest rate environment during the last four months of 2007 and first quarter of 2008. From September 2007 to March 2008, the Federal Reserve’s Federal Open Market Committee (the “FOMC”) reduced the target federal funds rate six times resulting in a total decrease of 3.00%.
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
     As of March 31, 2008, the Bank had loans totaling approximately $3,088,000, which represents 0.74% of total loans, that were 30 days or more but less than 90 days past due and approximately $333,000, or 0.08% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of March 31, 2007, the Bank had loans totaling approximately $1,839,000, or 0.52% of total loans, that were 30 days or more but less than 90 days past due and approximately $790,000, or 0.22% of total loans, in non-performing loans. The level of past due loans continues to represent a small percentage of total loans, and we do not anticipate a material increase in loan losses due to the delinquent loans at March 31, 2008. Delinquent loans consisted primarily of loans secured by commercial real estate at March 31, 2007 and 2008.
     Management considers the current level of its allowance for loan losses at March 31, 2008, in the amount of approximately $4,130,000, which is 0.99% of total loans, as compared to $3,974,000, or 1.00% of total loans, at December 31, 2007, to be adequate to absorb probable incurred losses. Net charge-offs of loans remains historically low due to the continued strength of the local business market, as discussed under Provision for Loan Losses below. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.59% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first three months of 2008 was 4.95% versus 4.76% for the first three months of 2007. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, increased by $285,941, net of income taxes, during the first three months of 2008 from a net loss balance of $278,990 at December 31, 2007, to a net gain balance of $6,951 at March 31, 2008.
     The balance of the portfolio in the mix of mortgage-backed, municipal and agency securities remained relatively unchanged during the quarter ended March 31, 2008 from the balance at December 31, 2007.

Deposits
     The table below sets forth the total balances of deposits by type as of March 31, 2008 and December 31, 2007, and the dollar and percentage change in balances over the intervening period:

	March 31,	December 31,	$	%
	2008	2007	change	change
		(in thousands)
Non-interest bearing accounts	$48,496	$56,307	$(7,811)	-13.87%

NOW accounts	94,751	87,380	7,371	8.44%

Money market accounts	40,732	42,959	(2,227)	-5.18%

Savings accounts	11,263	8,980	2,283	25.42%

Certificates of deposit	149,470	147,221	2,249	1.53%

Brokered deposits	46,780	48,210	(1,430)	-2.97%

Individual retirement accounts	13,247	13,317	(70)	-0.53%

TOTAL DEPOSITS	$404,739	$404,374	$365	0.09%
     The balance of total deposits increased slightly during the first quarter of 2008; while the deposit mix varied significantly. Non-interest bearing demand deposit accounts decreased due to the seasonably slow nature of the tourism industry during the first quarter. Savings accounts had a large increase during the three months ended March 31, 2008 due to the continued success of a new competitive rate savings product.
     We continue to experience high demand for our NOW accounts, predominantly from public funds sources. Obtaining these public funds is generally through a bidding process under varying terms. Management does not believe the Bank would be adversely affected if any of these public funds deposits were to be withdrawn. The Bank has sufficient liquidity and sources of funds available to replace these public funds as needed, including brokered deposits.
     Notwithstanding the shift in deposit balances to interest-bearing accounts, the total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three-month period ended March 31, 2008 was 4.03%, down from 4.57% for the same period a year ago reflecting the FOMC’s rate cuts. Competitive pressures in our markets, however, may limit our ability to realize the full effect of these rate cuts.
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $39,000,000 as of March 31, 2008, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had over $31 million of additional borrowing capacity from the FHLB at March 31, 2008.

     Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. Based on these guidelines, management believes the Bank was “well capitalized” at March 31, 2008.
     The table below sets forth the Company’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2008	2007
Tier 1 Risk-Based Capital	13.42%	N/A
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.30%	N/A
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	11.56%	N/A
Regulatory Minimum	4.00%	4.00%
     The table below sets forth the Bank’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2008	2007
Tier 1 Risk-Based Capital	12.94%	13.10%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	13.82%	13.97%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Tier 1 Leverage	11.15%	11.24%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
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
     Following is a summary of the commitments outstanding at March 31, 2008 and December 31, 2007.

	2008	2007
	(in thousands)
Commitments to extend credit	$122,840	$125,475
Standby letters of credit	5,890	5,824

TOTALS	$128,730	$131,299
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans decreased by approximately $353,000 to approximately $82,280,000 at March 31, 2008, compared to commitments of approximately $82,633,000 at December 31, 2007.
Income Statement Analysis
     The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2008 and 2007 (dollars in thousands):

Net Interest Income Analysis
For the Three Months Ended March 31, 2008 and 2007
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate
	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Loans	$405,158	$355,758	$8,047	$7,792	7.99%	8.88%
Investment Securities:
Available for sale	83,082	78,610	1,014	929	4.91%	4.79%
Held to maturity	2,031	1,716	24	21	4.75%	4.96%
Equity securities	3,847	2,656	56	24	5.85%	3.66%

Total securities	88,960	82,982	1,094	974	4.95%	4.76%
Federal funds sold and other	1,620	1,619	14	21	3.48%	5.26%

Total interest-earning assets	495,738	440,359	9,155	8,787	7.43%	8.09%
Nonearning assets	50,892	41,732

Total Assets	$546,630	$482,091

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	134,509	132,739	914	1,385	2.73%	4.23%
Savings deposits	9,921	8,566	37	18	1.50%	0.85%
Time deposits	209,713	181,878	2,601	2,242	4.99%	5.00%

Total interest bearing deposits	354,143	323,183	3,552	3,645	4.03%	4.57%
Securities sold under agreements to repurchase	4,393	5,029	34	34	3.11%	2.74%
Federal Home Loan Bank advances and other borrowings	76,473	50,630	784	612	4.12%	4.90%
Subordinated debt	13,403	13,403	217	251	6.51%	7.59%

Total interest-bearing liabilities	448,412	392,245	4,587	4,542	4.11%	4.70%
Noninterest-bearing deposits	45,593	52,063	—	—

Total deposits and interest- bearings liabilities	494,005	444,308	4,587	4,542	3.73%	4.15%

Other liabilities	2,605	2,602
Shareholders’ equity	50,020	35,181

	$546,630	$482,091

Net interest income			$4,568	$4,245

Net interest spread (1)					3.32%	3.39%
Net interest margin (2)					3.71%	3.91%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest- earning assets for the period.

Interest Income
     The interest income and fees earned on loans are the largest contributing element of net interest income and the Bank’s net interest margin. The increase in this component of interest income is primarily attributable to the increase in the volume of average loans outstanding of approximately $49,400,000 from March 31, 2007, to March 31, 2008. The increase in volume was largely offset by a decrease in the average rate earned on loans during the first quarter of 2008 as compared to the first quarter of 2007. Investment security interest income also increased for the three months ended March 31, 2008. This increase is primarily attributable to growth in the average balance of our investment portfolio of more than $5,978,000 from March 31, 2007 to March 31, 2008. Additionally, the yield on investment securities increased during the same period.
Net Interest Income
     The increase in net interest income was due, primarily, to the increase in the average balance of earning assets of approximately $55,379,000, or 12.60%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The volume related increases in net interest income were offset by declining interest rates earned on loans as a result of the FOMC’s actions to reduce the Fed Funds rate by 300 basis points over the last seven months.
Net Income
     Our results for the three months ended March 31, 2008 and 2007 were influenced by loan and investment growth and increases in borrowed funds, as well as decreases in market interest rates. The following is a summary of our results of operations (dollars in thousands):

	Three months ended
	3/31/08	3/31/07	$ change	% change
Interest income	$9,155	$8,787	$368	4.19%
Interest expense	4,587	4,542	45	0.99%

Net interest income	4,568	4,245	323	7.61%
Provision for loan losses	195	216	(21)	-9.72%

Net interest income after provision for loan losses	4,373	4,029	344	8.54%
Noninterest income	836	832	4	0.48%
Noninterest expense	4,220	3,694	526	14.24%

Net income before income taxes	989	1,167	(178)	-15.25%
Income tax expense	198	266	(68)	-25.56%

Net income	$791	$901	$(110)	-12.21%

     The decrease in the Company’s net income during the three months ended March 31, 2008, as compared to the same period in 2007, was significantly impacted by the increase in non-interest expense related to the continued expansion of the Bank and the increase in staff from 159 full time equivalent employees (“FTE’s”) at the end of the first quarter of 2007 to 183 FTE’s at the end of the first quarter of 2008, an addition of twenty-four FTE’s. The related salary, benefit and occupancy expenses increased approximately $312,000, or 12.41%, for the first quarter of 2008 as compared to the same period of 2007. Additionally, as compared to the first quarter of 2007, the Bank’s FDIC insurance increased over $67,000, or 649.48%, due to implementation of the Deposit Insurance Reform Act of 2005 and professional fees increased approximately $26,000 due to requirements of compliance with portions of

Section 404 of the Sarbanes-Oxley Act. Although net interest income increased approximately $323,000, or 7.60%, for the first quarter of 2008 as compared to the first quarter of 2007, this increase was offset by the increase in non-interest expense mentioned above.
     Basic and diluted earnings per share were $0.32 and $0.31, respectively, for the first quarter of 2008, compared to $0.42 and $0.39, respectively, for the first quarter of 2007. The reduction in basic and diluted earnings per share was primarily the result of an increase in the average number of shares outstanding of more than 349,000 shares as a result of option and warrant exercises as well as payment of a 5% stock dividend. The decrease in earnings per share was also partially attributable to the decrease in net income.
Interest Expense and Net Interest Margin
     The slight increase in interest expense was attributable to volume related increases in time deposits and FHLB advances and other borrowings. The average balance of interest bearing deposits increased approximately $30,960,000 or 9.58% from approximately $323,183,000 at March 31, 2007 to approximately $354,143,000 at March 31, 2008. The average balance of time deposits, including CDs, IRAs and brokered deposits, increased approximately $27,835,000 from March 31, 2007 to March 31, 2008, and the average cost of these time deposits decreased only one basis point (0.01%) from 5.00% to 4.99% during the same period. The average balance of FHLB advances and other borrowings increased approximately $25,843,000 from March 31, 2007 to March 31, 2008, whereas the average cost of these borrowed funds decreased from 4.90% to 4.12% during the same period.
     The cost of our interest bearing demand deposits decreased 1.50% from 4.23% at March 31, 2007 to 2.73% at March 31, 2008. The rates paid on these accounts typically correspond to changes in the federal funds rate. The smaller magnitude of the decrease in the cost of time deposits in comparison to the reduction in the federal funds rate is due to the slower repricing speed of these deposits as well as the competitive deposit market in Sevier County. Additionally, the cost of savings deposits increased approximately $19,000 due to both volume and rate increases for the periods compared.
     The average balance of subordinated debentures did not change from March 31, 2007 to March 31, 2008. The average interest rate paid on the subordinated debentures decreased 1.08% for the three-month period ended March 31, 2008 to 6.51%, from 7.59% for the three-month period ended March 31, 2007.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 3.71% in the first quarter of 2008 compared to 3.91% during the same period for 2007. During the seven month period of declining rates beginning in September 2007, the interest rates we earned on loans, the principal component of our interest-earning assets, decreased more quickly as rates we charge on loans more closely followed the magnitude of changes in market rates of interest than did the rates we paid on interest-bearing liabilities consisting primarily of interest-bearing deposits. The stable interest rate environment preceding the 300 basis point cuts beginning in September 2007 also negatively affected our net interest margin because our interest-bearing liabilities were re-pricing upward to current market rates while the yield on our interest-earning assets stabilized. Consequently, as anticipated, we have seen a continuing decrease in our net interest margin that began during the fourth quarter of 2006, continued into the first nine months of 2007 and escalated during the fourth quarter of 2007 and first quarter of 2008. We anticipate that rates will begin to stabilize during the last two quarters of 2008 and that our net interest margin will begin to increase as our interest-bearing liabilities, which are slower to respond to rate cuts, continue to re-price downward. Improvement in our net interest margin, however, may be slowed by competitive deposit pricing pressures in our market area.

Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge-off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses. Net charge-offs during the first quarter of 2008 were $39,673, or 0.04% (annualized) of average loans, as compared to net charge-offs of $9,422, or 0.01% (annualized) of average loans, during the first quarter of 2007. The Bank’s provision for loan losses during the first quarter of 2008 was $195,000 as compared to $216,000 during the first quarter of 2007. Even though loans increased more than $61 million from March 31, 2007 to March 31 2008, the quality of the loan portfolio as evidenced by the low delinquency and charge-off rates allowed management to reduce the funding of the provision over the comparable period in 2007.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The increase in other non-interest income for the three months ended March 31, 2008, was attributable to additional fee income from debit/credit card, ATM and deposit related service charges provided for our customers. Other non-interest income was also impacted by gains realized on the sale of investment securities in 2008 that did not occur in 2007, largely offset by a decline in gains on sale of loans.
Non-Interest Expense
     Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense is primarily attributable to the continued expansion of the Bank and the increase in staff from 159 full time equivalent employees (“FTE’s”) at the end of the first quarter of 2007 to 183 FTE’s at the end of the first quarter of 2008, an addition of twenty-four FTE’s. The related salary, benefit and occupancy expenses increased approximately $312,000, or 12.41%, for the first quarter of 2008 as compared to the same period of 2007. Additionally, as compared to the first quarter of 2007, the Bank’s FDIC insurance increased over $67,000, or 649.48%, due to implementation of the Deposit Insurance Reform Act of 2005 and professional fees increased approximately $26,000 due to requirements of compliance with portions of Section 404 of the Sarbanes-Oxley Act.
Income Taxes
     Income tax expense decreased for the three-month period ended March 31, 2008. The effective tax rate on pre-tax earnings was 20.02% and 22.80% for the three-month periods ended March 31, 2008 and 2007, respectively. The reduction in the effective tax rate for the three-month period ended March 31, 2008 is due primarily to the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2008. The program is also expected to generate a one time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to contribute to our reduced effective tax rate.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports and other information filed with the Commission, under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President – Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     During the first quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
     The Company did not repurchase any of its securities during the first quarter of 2008. At March 31, 2008, the approximate dollar value of shares that could yet be purchased under the plan was $200,000.

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

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: May 14, 2008	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: May 14, 2008	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.