Form 10-Q
period 2008-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2008-08-13
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,637,581 shares as of August 1, 2008.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2008

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$11,556,835	$13,011,580
Federal funds sold	13,979,000	3,317,000

Total cash and cash equivalents	25,535,835	16,328,580

Securities available for sale	89,088,213	80,965,512
Securities held to maturity, fair value $1,968,630 in 2008 and $2,404,376 in 2007	2,070,080	2,021,327
Restricted investments, at cost	4,004,068	3,831,618
Loans, net of allowance for loan losses of $4,426,833 in 2008 and $3,974,354 in 2007	416,737,827	393,699,847
Investment in partnership	4,127,350	4,095,085
Premises and equipment	28,300,275	25,427,243
Accrued interest receivable	2,955,470	2,701,402
Cash surrender value of life insurance	10,864,405	8,649,793
Other assets	3,325,037	3,775,619

Total assets	$587,008,560	$541,496,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$52,035,620	$56,307,457
NOW accounts	104,902,491	87,380,047
Money market accounts	43,676,710	42,958,868
Savings accounts	13,952,917	8,980,122
Time deposits	233,913,820	208,747,717

Total deposits	448,481,558	404,374,211

Federal funds purchased	—	1,300,000
Securities sold under agreements to repurchase	6,991,030	5,441,515
Accrued interest payable	1,000,136	1,240,117
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	65,900,000	65,356,418
Other liabilities	1,228,042	1,432,312

Total liabilities	537,003,766	492,547,573

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,633,986 shares at June 30, 2008 and 2,499,629 shares at December 31, 2007	2,633,986	2,499,629
Additional paid-in capital	42,529,407	39,426,881
Retained earnings	6,009,616	7,300,933
Accumulated other comprehensive income (loss)	(1,168,215)	(278,990)

Total shareholders’ equity	50,004,794	48,948,453

Total liabilities and shareholders’ equity	$587,008,560	$541,496,026

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans	$15,925,163	$15,819,150	$7,878,300	$8,027,302
Taxable securities	1,915,784	1,746,753	990,779	924,010
Tax-exempt securities	348,125	306,210	179,456	154,672
Federal funds sold and deposits in other banks	29,456	41,866	15,210	20,799

Total interest income	18,218,528	17,913,979	9,063,745	9,126,783

INTEREST EXPENSE
Deposits	6,742,710	7,339,446	3,190,544	3,694,221
Federal funds purchased	165,092	173,278	101,006	98,528
Repurchase agreements	66,718	72,254	33,245	38,337
Federal Home Loan Bank advances	1,428,064	1,189,380	707,939	652,503
Subordinated debentures	376,875	498,571	159,763	247,351

Total interest expense	8,779,459	9,272,929	4,192,497	4,730,940

Net interest income	9,439,069	8,641,050	4,871,248	4,395,843

Provision for loan losses	525,000	432,000	330,000	216,000

Net interest income after provision for loan losses	8,914,069	8,209,050	4,541,248	4,179,843

NONINTEREST INCOME
Service charges on deposit accounts	704,901	682,281	359,034	354,814
Other fees and commissions	601,565	546,358	307,438	294,119
Gain on sale of mortgage loans	109,492	209,231	57,461	115,090
Gain on sale of securities available for sale, net	33,706	—	3,059	—
Other noninterest income	303,000	322,405	189,377	163,861

Total noninterest income	1,752,664	1,760,275	916,369	927,884

NONINTEREST EXPENSE
Salaries and employee benefits	4,942,861	4,501,677	2,422,390	2,235,318
Occupancy expenses	653,027	519,387	348,630	272,712
Other operating expenses	2,885,982	2,392,999	1,490,220	1,212,127

Total noninterest expense	8,481,870	7,414,063	4,261,240	3,720,157

Income before income taxes	2,184,863	2,555,262	1,196,377	1,387,570

Income taxes	465,146	627,747	267,240	361,533

Net income	$1,719,717	$1,927,515	$929,137	$1,026,037

EARNINGS PER SHARE
Basic	$0.65	$0.89	$0.35	$0.47
Diluted	$0.65	$0.78	$0.35	$0.42
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008 and 2007
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Income/(Loss)	Equity
BALANCE, January 1, 2007		$1,943,428	$27,096,848	$6,068,324	$(697,737)	34,410,863
Exercise of stock options, 17,750 shares		17,750	134,990			152,740
Exercise of stock warrants, 40,504 shares		40,504	890,083			930,587
5% stock dividend		96,361	2,553,567	(2,679,485)		(29,557)
Share-based compensation			51,345			51,345
Tax benefit from exercise of options			73,127			73,127
Comprehensive income:
Net income	$1,927,515			1,927,515		1,927,515
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(965,143)	—	—	—	(965,143)	(965,143)

Total comprehensive income	962,372

BALANCE, June 30, 2007		2,098,043	30,799,960	5,316,354	(1,662,880)	36,551,477

BALANCE, January 1, 2008		2,499,629	39,426,881	7,300,933	(278,990)	48,948,453
Exercise of stock options,14,237 shares		14,237	103,071			117,308
Share repurchase program, 4,598 shares		(4,598)	(96,629)			(101,227)
5% stock dividend		124,718	2,868,514	(3,011,034)		(17,802)
Share-based compensation			57,500			57,500
Tax benefit from exercise of options			170,070			170,070
Comprehensive income:
Net income	1,719,717			1,719,717		1,719,717
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(889,225)	—	—	—	(889,225)	(889,225)

Total comprehensive income	$830,492

BALANCE, June 30, 2008		$2,633,986	$42,529,407	$6,009,616	$(1,168,215)	$50,004,794

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,719,717	$1,927,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	576,267	496,531
Net realized gains on securities available for sale	(33,706)	—
Net amortization on securities	81,150	63,473
Activity in held-to-maturity securities:
Increase due to accretion	(48,753)	(44,105)
Provision for loan losses	525,000	432,000
Gain on sale of other real estate	—	(32,148)
Gross mortgage loans originated for sale	(12,979,612)	(22,337,255)
Gross proceeds from sale of mortgage loans	13,300,700	21,574,444
Gain on sale of mortgage loans	(109,492)	(209,231)
Increase in cash surrender value of life insurance	(214,612)	(157,804)
Investment in partnership	(32,265)	2,002
Share-based compensation	57,500	51,345
Tax benefit from exercise of options	(170,070)	(73,127)
Change in operating assets and liabilities:
Accrued interest receivable	(254,068)	(148,475)
Accrued interest payable	(239,981)	270,712
Other assets and liabilities	416,384	(1,055,886)

Net cash provided by operating activities	2,594,159	759,991

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	22,133,595	12,132,661
Purchases	(31,192,966)	(18,320,237)
Activity in held-to-maturity securities:
Purchases	—	(449,288)
Purchases of other investments	(172,450)	(733,551)
Loan originations and principal collections, net	(23,774,576)	(30,741,508)
Purchase of premises and equipment	(3,449,300)	(2,565,132)
Purchase of life insurance	(2,000,000)	—

Net cash used in investing activities	(38,455,697)	(40,677,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	44,107,347	22,076,518
Proceeds from Federal Home Loan Bank advances	7,000,000	50,000,000
Matured Federal Home Loan Bank advances	(6,456,418)	(21,801,353)
Net decrease) in federal funds purchased	(1,300,000)	(15,575,000)
Net increase in securities sold under agreements to repurchase	1,549,515	1,709,349
Proceeds from issuance of common stock, including warrants and options	117,308	1,083,327
Tax benefit from exercise of options	170,070	73,127
Purchase of common stock	(101,227)	—
Cash dividends	(17,802)	(29,557)

Net cash provided by financing activities	45,068,793	37,536,411

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	9,207,255	(2,380,653)

CASH AND CASH EQUIVALENTS, beginning of year	16,328,580	13,396,179

CASH AND CASH EQUIVALENTS, end of period	$25,535,835	$11,015,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,019,440	$9,002,217
Income taxes	650,000	650,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	70,700	419,630
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
Note 2. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. See Note 7 Fair Value.
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
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position or results of operations.
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
     The final day to exercise outstanding common stock warrants was September 7, 2007. During the period in which they could be exercised, 476,194 out of 482,151 (adjusted for 5% stock dividends) warrants were exercised at a weighted average exercise price of $21.77 (adjusted for 5% stock dividends). The total corresponding increase to shareholders’ equity from the exercise of the stock warrants for shares of common stock from September 7, 2006 to September 7, 2007 (the period the warrants could be exercised) was approximately $10,367,000. Warrants to purchase 42,744 (adjusted for 5% stock dividends) shares of common stock were exercised during the six months ended June 30, 2007, at a weighted average price of $21.77 (adjusted for 5% stock dividends) per warrant.
     On July 6, 2007, the Company announced the authorization by the Board of Directors of a repurchase plan of up to $500,000 of the Company’s common stock prior to June 27, 2008. On July 7, 2008, the Company announced the expansion of this share repurchase plan. Under the expansion, an additional $300,000 in repurchases of Company common stock was approved, over and above the initial $500,000 authorization. The expiration date of the existing repurchase plan was extended to June 27, 2009. The stock repurchases have been and should continue to be accomplished in private or open-market purchases and the timing of the repurchases and the number of shares of common stock to be purchased is dependent upon prevailing market conditions, share price, and other factors.
     During the second quarter of 2008, the Company purchased 4,598 shares of its common stock under the approved repurchase plan. Purchase prices ranged from $21.60 to $22.25 per share, with a weighted average price of $21.94 per share. The resulting decrease in shareholders’ equity was approximately $101,227.
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

     The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2008 and 2007:

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per share calculation:
Numerator - Net income	1,719,717	1,927,515	929,137	1,026,037
Denominator - Average common shares outstanding	2,631,130	2,165,704	2,635,227	2,177,781

Basic net income per share	$0.65	$0.89	$0.35	$0.47

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Diluted earnings per share calculation:
Numerator - Net income	1,719,717	1,927,515	929,137	1,026,037
Denominator - Average common shares outstanding	2,631,130	2,165,704	2,635,227	2,177,781
Dilutive shares contingently issuable	13,866	294,057	13,390	294,479

Average dilutive common shares outstanding	2,644,996	2,459,761	2,648,617	2,472,260

Diluted net income per share	$0.65	$0.78	$0.35	$0.42
     During the three and six months ended June 30, 2008, there were options for the purchase of 56,522 shares outstanding during each time period that were antidilutive. During the three and six months ended June 30, 2007, there were options for the purchase of 21,974 shares outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.

Note 5. Loans and Allowance for Loan Losses
     At June 30, 2008 and December 31, 2007, the Bank’s loans consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Mortgage loans on real estate:
Residential 1-4 family	$67,546	$57,540
Residential multifamily	7,070	4,554
Commercial real estate	110,714	107,652
Construction and land development	154,210	150,844
Second mortgages	5,961	4,713
Equity Lines of Credit	28,502	26,552

	374,003	351,855

Commercial loans	38,765	35,929

Consumer installment loans:
Personal	6,368	7,864
Credit cards	2,029	2,026

	8,397	9,890

Total Loans	421,165	397,674
Less: Allowance for loan losses	(4,427)	(3,974)

Loans, net	$416,738	$393,700

     A summary of transactions in the allowance for loan losses for the six month periods ended June 30, 2008 and 2007 is as follows:

	Six Months Ended
	June 30,
	2008	2007
AFLL
Balance, beginning of year	$3,974,354	$3,524,374
Provision for loan losses	525,000	432,000
Loans charged off	(122,000)	(134,576)
Recoveries of loans previously charged off	49,479	11,881

Balance, end of period	$4,426,833	$3,833,679

Note 6. Comprehensive Income
     Comprehensive income is made up of net income and other comprehensive income. Other comprehensive income is made up of changes in the unrealized gain/(loss) on securities available for sale. Comprehensive income/(loss) for the three and six months ended June 30, 2008 was ($246,029) and $830,492, respectively, as compared to ($165,210) and $962,372 for the three and six months ended June 30, 2007.
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
     Investment Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent service provider. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the securities’ terms and conditions, among other things.
     Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and the loan balance exceeds the collateral value at the measurement date. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.
     Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Assets and Liabilities Measured on a Recurring Basis
     The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$89,088,213	$—	$89,088,213	$—
Assets and Liabilities Measured on a Non-Recurring Basis
     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.
     Certain non-financial assets and non-financial liabilities are measured at fair value on a recurring and non-recurring basis such as bank-owned life insurance and other non-financial long-lived assets. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of SFAS No. 157 to non-financial instruments until January 1, 2009. Accordingly, these assets have been omitted from the above disclosures.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries, including Mountain National Bank (“the Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three and six months ended June 30, 2008. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended June 30, 2008. The Company has also provided some comparisons of the financial data for the three- and six-month periods ended June 30, 2008, against the same periods in 2007, as well as our year-end results as of and for the year ended December 31, 2007, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1.

Special Cautionary Notice Regarding Forward-Looking Statements
     Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the“ Exchange Act”).
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
     In addition to our ten existing locations, we own one property in each of Sevier, Blount and Knox Counties for use in future branch expansion. We completed construction of our second branch in Blount County early in the second quarter of 2008. During the fourth quarter of 2007, we began construction of a branch office that will house the Blount County regional headquarters with a projected completion date during the fourth quarter of 2008 or first quarter of 2009. We expect to begin construction of a branch on property located on the corner of Highway 411 and Highway 416 in Sevier County during the third quarter of 2008 with a projected completion date during the second quarter of 2009. The property located in Knox County is not currently under development. We regularly evaluate additional sites for future expansion in and around our existing markets.
     The decrease in net income between the three- and six-month periods ended June 30, 2008 and 2007 was as follows:

	6/30/2008	6/30/2007	$ change	% change
Net Income
Three months ended	$929,137	$1,026,037	$(96,900)	-9.44%
Six months ended	$1,719,717	$1,927,515	$(207,798)	-10.78%
     Net income decreased during the two periods primarily due to the compression of our net interest margin that resulted from the Federal Reserve’s actions to reduce the target Federal Funds rate 325 basis points from September 2007 to April 2008. Although net interest income increased for the three- and six-month periods ended June 30, 2008, in a stable interest rate environment, the Company typically would experience a more substantial increase in interest income if it was able to grow its loan portfolio. However, for the first six months as well as the second quarter of 2008, the growth of our interest-earning assets that generally would have resulted in an increase in interest income was largely offset by the reduction in yields earned on those interest-earning assets. Additionally, the overall increase in net interest income was attributable to the decrease in interest expense for the three- and six-month periods. Our interest-bearing liabilities are typically slower to re-price than our interest-earning assets and the average rates paid on these liabilities decreased during the second quarter of 2008. The decrease in net income was also the result of a significant increase in non-interest expense of approximately $541,000 and $1,068,000 for the three and six months ended June 30, 2008, respectively. This increase was primarily attributable to our continued branch expansion efforts. See more detailed discussion under “Income Statement Analysis” below.

     Basic and diluted earnings per share decreased from $0.47 and $0.42, respectively, in the second quarter of 2007 to $0.35 and $0.35, respectively, in the second quarter of 2008. Basic and diluted earnings per share decreased from $0.89 and $0.78, respectively, for the first six months of 2007 to $0.65 and $0.65, respectively, for the first six months of 2008. Earnings per share decreased for the three and six months ended June 30, 2008, compared to the same periods in 2007 due primarily to an increase in the average number of shares outstanding as a result of option and warrant exercises as well as payment of a 5% stock dividend. The decrease in earnings per share was also partially attributable to the decrease in net income.
     The increase in total assets, total liabilities and shareholders’ equity for the six months ended June 30, 2008, was as follows:

	6/30/08	12/31/07	$ change	% change
Total Assets	$587,008,560	$541,496,026	$45,512,534	8.40%
Total Liabilities	537,003,766	492,547,573	44,456,193	9.03%
Shareholders’ Equity	50,004,794	48,948,453	1,056,341	2.16%
     The increase in total liabilities was primarily attributable to an increase in NOW accounts of approximately $17.5 million and an increase in time deposits of approximately $25 million. The increase in total liabilities was used primarily to fund an increase in loans of approximately $23 million and an increase in investments of approximately $8 million. The increase in total assets also included an increase in federal funds sold of approximately $10.5 million.
     The increase in shareholders’ equity was primarily attributable to net income of $1,719,717 and was offset by an increase in accumulated other comprehensive loss of $889,225. Accumulated other comprehensive loss increased from a net loss of $278,990 for the year ended December 31, 2007 to a net loss of $1,168,215 during the six-month period ended June 30, 2008. Accumulated other comprehensive gain/(loss) represents the unrealized gain or loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities, net of income taxes.
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
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during the first six months of 2008.
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
Balance Sheet Analysis
     The following table presents an overview of selected period-end balances at June 30, 2008 and December 31, 2007, as well as the dollar and percentage change for each:

	6/30/08	12/31/07	$ change	% change
Cash and equivalents	$25,535,835	$16,328,580	$9,207,255	56.39%
Loans	421,164,660	397,674,201	23,490,459	5.91%
Allowance for loan losses	4,426,833	3,974,354	452,479	11.38%
Investment securities	91,158,293	82,986,839	8,171,454	9.85%
Premises and equipment	28,300,275	25,427,243	2,873,032	11.30%

Noninterest-bearing deposits	52,035,620	56,307,457	(4,271,837)	-7.59%
Interest-bearing deposits	396,445,938	348,066,754	48,379,184	13.90%

Total deposits	448,481,558	404,374,211	44,107,347	10.91%

Federal funds purchased	—	1,300,000	(1,300,000)	-100.00%
Federal Home Loan Bank advances	$65,900,000	$65,356,418	$543,582	0.83%
Loans
     At June 30, 2008, loans comprised 79.42% of the Bank’s earning assets. The increase in our loan portfolio was primarily attributable to the increase in residential 1-4 family, commercial and construction loans. Total earning assets, as a percent of total assets, were 90.34% at June 30, 2008, compared to 89.35% at December 31, 2007, and 90.91% at June 30, 2007. Total earning assets relative to total assets increased at June 30, 2008 as compared to December 31, 2007, due primarily to the increase in loans and investment securities. The average yield on loans, including loan fees, during the first six months of 2008 was 7.80% compared to 8.86% for the first six months of 2007, due to the declining interest rate environment that began during the last four months of 2007 and continued into the first four months of 2008. From September 2007 to April 2008, the Federal Reserve’s Federal Open Market Committee (the “FOMC”) reduced the target federal funds rate seven times resulting in a total decrease of 3.25%.

     Loans increased approximately $18,947,000 during the first quarter of 2008; however, the increase during the second quarter of 2008 was approximately $4,543,000. Management has controlled loan growth during the second quarter due to economic related stress, particularly in the construction and land development portfolio. We plan to continue this strategy during the last two quarters of 2008 while placing a primary emphasis on servicing current customers’ needs.
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
     As of June 30, 2008, the Bank had loans totaling approximately $2,401,000, which represents 0.57% of total loans, that were 30 days or more but less than 90 days past due and approximately $3,060,000, or 0.73% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of June 30, 2007, the Bank had loans totaling approximately $1,049,000, or 0.28% of total loans, that were 30 days or more but less than 90 days past due and approximately $748,000, or 0.20% of total loans, in non-performing loans. The level of past due loans continues to represent a small percentage of total loans at June 30, 2008. Delinquent loans consisted primarily of loans secured by commercial real estate, construction and land development at June 30, 2008 and 2007.
     Although the tourist economy in Sevier County has seen only a minor downturn through the first six months of 2008, the sales of residential lots and construction of homes have declined significantly during this same period as compared to previous year. The increase in delinquency and non-performing loans is due primarily to construction and land development loans. Approximately $1,516,000 of the loans past due more than 30 days but less than 90 days, or 63% of the approximate $2,401,000 total, is construction and land development. Approximately $2,503,000 of the non-performing loans, or 82% of the approximate $3,060,000 total, is construction and land development.
     Due to the reduced sales of both completed residential dwelling units and vacant lots, some building contractors are experiencing difficulties meeting their loan obligations. Due to a reliance on their customers purchasing these properties as investment properties for nightly rental programs, as second homes and vacation homes, the economic downturn in other areas of the country has had an impact on sales of these properties. These properties have not had a significant reduction in pricing; however, reduced sales volume has led to a reduction in cash flows for contractors dependent primarily upon sales as their source of income. At present, nightly rental income of completed properties has not experienced a measurable reduction.
     Management considers the current level of its allowance for loan losses at June 30, 2008, in the amount of approximately $4,427,000, which is 1.05% of total loans, as compared to $3,974,000, or 1.00% of total loans, at December 31, 2007, to be adequate to absorb probable incurred losses. Net charge-offs of loans remains historically low through the first six months of 2008; however, management has determined the appropriate course of action is to increase funding of the allowance for loan losses due to the increased risk in the portfolio relating to construction and land development loans. No assurance can be given that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 15.53% of total assets at quarter-end. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first six months of 2008 was 4.85% versus 4.82% for the first six months of 2007. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income, increased by $889,225, net of income taxes, during the first six months of 2008 from a net loss of $278,990 at December 31, 2007, to a net loss of $1,168,215 at June 30, 2008.
     The distribution of the portfolio in the mix of mortgage-backed, municipal and agency securities changed somewhat during the six months ended June 30, 2008 from the balance at December 31, 2007. The majority of our agency securities were called during the period as interest rates declined and were replaced with different types of securities. Mortgage-backed securities increased as a percentage of the total portfolio while municipal securities represented approximately the same proportion of the balance at June 30, 2008.
Deposits
     The table below sets forth the total balances of deposits by type as of June 30, 2008 and December 31, 2007, and the dollar and percentage change in balances over the intervening period:

	June 30,	December 31,	$	%
	2008	2007	change	change
		(in thousands)
Non-interest bearing accounts	$52,036	$56,307	$(4,271)	-7.59%

NOW accounts	104,902	87,380	17,522	20.05%

Money market accounts	43,677	42,959	718	1.67%

Savings accounts	13,953	8,980	4,973	55.38%

Certificates of deposit	150,217	147,221	2,996	2.04%

Brokered deposits	68,691	48,210	20,481	42.48%

Individual retirement accounts	15,006	13,317	1,689	12.68%

TOTAL DEPOSITS	$448,482	$404,374	$44,108	10.91%
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
     Savings accounts had a large increase during the six months ended June 30, 2008 due to the continued success of a new competitive rate savings product.
     Brokered deposits are a significant resource available to the Bank to fund the increase in loans. At June 30, 2008, brokered deposits represented approximately 15.32% of total deposits and have been utilized by management to fund loan growth in a market area where there is strong competition for new deposits. Despite a reduction in brokered deposits during July 2008 explained in the following paragraph, we anticipate a continued reliance on brokered deposits as a source of funding for future loan growth as management does not intend to restrict loan growth beyond the end of the current economic trend.
     During July 2008, the Bank reduced brokered deposits by approximately $15,600,000. These deposits were callable by the Bank and had an average interest cost of approximately 4.60% and were originally issued during 2007. This reduction was due to more favorably priced sources of funds being available and the reduced loan volume during the second quarter of 2008.
     The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three- and six-month periods ended June 30, 2008 was 3.50% and 3.78%, respectively, down from 4.63% and 4.62%, respectively, for the same periods a year ago reflecting the FOMC’s rate cuts. Competitive pressures in our markets, however, have limited our ability to realize the full effect of these rate cuts.
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $39,000,000 as of June 30, 2008, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had over $34 million of additional borrowing capacity from the FHLB at June 30, 2008.
     Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. Based on these guidelines, management believes the Bank was “well capitalized” at June 30, 2008.

          The table below sets forth the Company’s capital ratios as of the periods indicated.

	June 30,	December 31,
	2008	2007
Tier 1 Risk-Based Capital	13.42%	N/A
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.34%	N/A
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	11.21%	N/A
Regulatory Minimum	4.00%	4.00%
          The table below sets forth the Bank’s capital ratios as of the periods indicated.

	June 30,	December 31,
	2008	2007
Tier 1 Risk-Based Capital	12.97%	13.10%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	13.90%	13.97%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Tier 1 Leverage	10.85%	11.24%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
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
     Following is a summary of the commitments outstanding at June 30, 2008 and December 31, 2007.

	2008	2007
	(in thousands)
Commitments to extend credit	$103,286	$125,475
Standby letters of credit	6,579	5,824

TOTALS	$109,865	$131,299
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans decreased by approximately $18,998,000 to approximately $63,635,000 at June 30, 2008, compared to commitments of approximately $82,633,000 at December 31, 2007.
Income Statement Analysis
     The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

Net Interest Income Analysis
For the Three Months Ended June 30, 2008 and 2007
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate
	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Loans	$416,457	$365,074	$7,878	$8,027	7.61%	8.82%
Investment Securities:
Available for sale	92,853	83,715	1,098	1,004	4.76%	4.81%
Held to maturity	2,055	1,958	25	23	4.89%	4.71%
Equity securities	3,971	3,090	48	52	4.86%	6.75%

Total securities	98,879	88,763	1,171	1,079	4.76%	4.88%
Federal funds sold and other	2,466	1,588	15	21	2.45%	5.30%

Total interest-earning assets	517,802	455,425	9,064	9,127	7.04%	8.04%
Nonearning assets	54,461	43,142

Total Assets	$572,263	$498,567

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	131,886	121,189	680	1,260	2.07%	4.17%
Savings deposits	12,786	8,206	61	19	1.92%	0.93%
Time deposits	221,571	190,948	2,450	2,415	4.45%	5.07%

Total interest bearing deposits	366,243	320,343	3,191	3,694	3.50%	4.63%
Securities sold under agreements to repurchase	5,165	5,841	33	38	2.57%	2.61%
Federal Home Loan Bank advances and other borrowings	83,696	64,219	809	751	3.89%	4.69%
Subordinated debt	13,403	13,403	160	248	4.80%	7.42%

Total interest-bearing liabilities	468,507	403,806	4,193	4,731	3.60%	4.70%
Noninterest-bearing deposits	51,137	55,649	—	—

Total deposits and interest-bearings liabilities	519,644	459,455	4,193	4,731	3.25%	4.13%

Other liabilities	1,915	2,389
Shareholders’ equity	50,704	36,723

	$572,263	$498,567

Net interest income			$4,871	$4,396

Net interest spread (1)					3.44%	3.34%
Net interest margin (2)					3.78%	3.87%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

Net Interest Income Analysis
For the Six Months Ended June 30, 2008 and 2007
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate
	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Loans	$410,720	$360,198	$15,925	$15,819	7.80%	8.86%
Investment Securities:
Available for sale	87,967	81,177	2,112	1,933	4.83%	4.80%
Held to maturity	2,043	1,838	49	44	4.82%	4.83%
Equity securities	3,909	2,874	104	76	5.35%	5.33%

Total securities	93,919	85,889	2,265	2,053	4.85%	4.82%
Federal funds sold and other	2,142	1,604	29	42	2.72%	5.28%

Total interest-earning assets	506,781	447,691	18,219	17,914	7.23%	8.07%
Nonearning assets	52,666	42,692

Total Assets	$559,447	$490,383

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	132,162	125,411	1,594	2,645	2.43%	4.25%
Savings deposits	11,353	8,385	98	37	1.74%	0.89%
Time deposits	215,642	186,438	5,051	4,657	4.71%	5.04%

Total interest bearing deposits	359,157	320,234	6,743	7,339	3.78%	4.62%
Securities sold under agreements to repurchase	4,779	5,437	67	72	2.82%	2.67%
Federal Home Loan Bank advances and other borrowings	80,084	57,462	1,593	1,363	4.00%	4.78%
Subordinated debt	13,403	13,403	377	499	5.66%	7.51%

Total interest-bearing liabilities	457,423	396,536	8,780	9,273	3.86%	4.72%
Noninterest-bearing deposits	49,402	55,388	—	—

Total deposits and interest-bearings liabilities	506,825	451,924	8,780	9,273	3.48%	4.14%

Other liabilities	2,395	2,356
Shareholders’ equity	50,227	36,103

	$559,447	$490,383

Net interest income			$9,439	$8,641

Net interest spread (1)					3.37%	3.35%
Net interest margin (2)					3.75%	3.89%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

     Our results for the three and six months ended June 30, 2008 and 2007 were influenced by loan and investment growth and increases in interest-bearing liabilities, as well as decreases in market interest rates. The following is a summary of our results of operations (dollars in thousands):

	Six months ended				Three months ended
	6/30/08	6/30/07	$ change	% change	6/30/08	6/30/07	$ change	% change
Interest income	$18,218	$17,914	$304	1.70%	$9,063	$9,127	$(64)	-0.70%
Interest expense	8,779	9,273	(494)	-5.33%	4,192	4,731	(539)	-11.39%

Net interest income	9,439	8,641	798	9.24%	4,871	4,396	475	10.81%
Provision for loan losses	525	432	93	21.53%	330	216	114	52.78%

Net interest income after provision for loan losses	8,914	8,209	705	8.59%	4,541	4,180	361	8.64%
Noninterest income	1,753	1,760	(7)	-0.40%	916	928	(12)	-1.29%
Noninterest expense	8,482	7,414	1,068	14.41%	4,261	3,720	541	14.54%

Net income before income taxes	2,185	2,555	(370)	-14.48%	1,196	1,388	(192)	-13.83%
Income tax expense	465	627	(162)	-25.84%	267	362	(95)	-26.24%

Net income	$1,720	$1,928	$(208)	-10.79%	$929	$1,026	$(97)	-9.45%

Net Interest Income and Net Interest Margin
Interest Income
     The interest income and fees earned on loans are the largest contributing element of interest income. The increase in this component of interest income for the six months ended June 30, 2008 as compared to the same period in 2007 is primarily attributable to the increase in the volume of average loans outstanding of approximately $50,522,000, or 14.03%, from June 30, 2007, to June 30, 2008. The increase in volume was largely offset by a decrease in the average rate earned on loans during the first six months of 2008 as compared to the first six months of 2007. Additionally, interest income on securities increased during the six-month period ended June 30, 2008 as compared to the same period in 2007 due to an increase in the average balance of securities of approximately $8,030,000, or 9.35%, from June 30, 2007, to June 30, 2008, as well as a slight increase in the yield on those securities.
     Despite an increase in average loans outstanding of approximately $51,383,000, or 14.07%, for the second quarter of 2008 as compared to the same period in 2007, interest income and fees on loans decreased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to a steeper decline in loan yields from quarter to quarter as the FOMC’s rate cuts became more evident in our portfolio. Investment security interest income increased for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007 due to growth in the average balance of our investment portfolio of more than $10,116,000, or 11.40%, during the periods compared. The yield on investment securities decreased slightly from the second quarter of 2007 to the second quarter of 2008.
Interest Expense
     The decrease in interest expense for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to the reduction in the average cost of the majority of our interest-bearing liabilities. The average balance of interest bearing deposits, the largest component of interest-bearing liabilities, increased approximately $38,923,000, or 9.58%, for the first six months of 2008 compared to the first six months of 2007. However, the average rate paid on total interest bearing deposits decreased 0.85% between the two periods offsetting the increase in volume and creating a net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings increased during the six-month period ended June 30, 2008 compared to the same period in 2007 due to an increase in the average borrowed funds balance of approximately $22,622,000, or 39.37%, during the periods compared. The decrease in the average rate paid on these liabilities was not substantial enough to compensate for the increase in volume and cause a net reduction in interest expense. The average balance of subordinated debentures did not change from June 30, 2007 to June 30, 2008. Therefore, the decrease in the rate paid on this debt for the six-month period ended June 30, 2008 compared to the same period in 2007 resulted in an overall decrease in the related interest expense.
     Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first six months of 2008 compared to the first six months of 2007. The largest factor contributing to the overall reduction in rate and expense was interest bearing demand deposits. The rates paid on these accounts typically correspond to changes in the federal funds rate and therefore experienced the most significant decline resulting in a decreased expense despite an increase in volume. The smaller magnitude of the decline in the cost of time deposits in comparison to the reduction in the federal funds rate is due to the slower re-pricing speed of these deposits as well as the competitive deposit market in Sevier County. Therefore, while time deposit rates decreased, the increase in the average balance of time deposits caused a net increase in interest expense related to these deposits. Additionally, the average cost and associated interest expense for savings deposits increased during the period due to the premium paid on a new competitive rate savings product as well as increases in volume.
     Interest expense decreased for the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007 as a result of the same factors mentioned in the above paragraphs.
Net Interest Income
     The increase in net interest income for the three- and six-month periods ended June 30, 2008 when compared to the same periods in 2007 was due to the increase in volume of interest-earning assets as well as the decrease in rates paid on interest bearing liabilities. However, the volume related increases in net interest income were somewhat offset by declining interest rates earned on loans as a result of the FOMC’s actions to reduce the Fed Funds rate by 325 basis points from September 2007 to April 2008.
Net Interest Margin
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, decreased 0.09% and 0.15%, respectively, for the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007. During the period of declining rates beginning in September 2007, the interest rates we earned on loans, the principal component of our interest-earning assets, decreased more quickly as rates we charge on loans more closely followed the magnitude of changes in market rates of interest than did the rates we paid on interest-bearing liabilities consisting primarily of interest-bearing deposits. The stable interest rate environment preceding the 325 basis point cuts beginning in September 2007 also negatively affected our net interest margin because our interest-bearing liabilities were re-pricing upward to current market rates while the yield on our interest-earning assets stabilized. Consequently, as anticipated, we have seen continuing compression in our net interest margin that began during the fourth quarter of 2006, continued into the first nine months of 2007 and escalated during the fourth quarter of 2007 and first quarter of 2008. Although our net interest margin decreased each period when compared to 2008, as rates have begun to stabilize, our net interest margin has begun to improve during 2008 as our interest-bearing liabilities, which are slower to respond to rate cuts, have continued to re-price downward, a trend we anticipate will continue during the last two quarters of 2008. Improvement in our net interest margin, however, may be slowed by competitive deposit pricing pressures in our market area.

Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge-off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews monthly and makes appropriate adjustments to the level of the allowance for loan losses. Net charge-offs during the second quarter of 2008 were $32,849, or 0.03% (annualized) of average loans, as compared to net charge-offs of $113,273, or 0.12% (annualized) of average loans, during the second quarter of 2007. Net charge-offs during the first six months of 2008 were $72,522, or 0.04% (annualized) of average loans, as compared to net charge-offs of $122,695, or 0.07% (annualized) of average loans, during the first six months of 2007. The Bank’s provision for loan losses during the three- and six-months ended June 30, 2008 was $330,000 and $525,000, respectively, as compared to $216,000 and $432,000, respectively, for the three and six months ended June 30, 2007.
     As mentioned above in the section titled Allowance for Loan Losses, management has determined it is necessary to increase the funding of the allowance account through the provision for loan losses. Management has conducted a thorough review of the loan portfolio with particular emphasis on construction and land development loans and we anticipate that we may incur losses on loans in this category during the third and fourth quarters of 2008. The current review indicates charge offs should fall within a range of 0.15% to 0.25% of estimated average loans during the last two quarters of 2008. Further deterioration of factors relating to this portion of the loan portfolio could have an additional adverse impact.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The decrease in other non-interest income for the three and six months ended June 30, 2008, was primarily attributable to a decline in gains earned on the sale of mortgage loans. Other non-interest income was positively impacted by gains realized on the sale of investment securities in 2008 that did not occur in 2007. Fee income from debit and credit cards as well as ATM and deposit related service charges also increased during the three- and six-month periods ended June 30, 2008 as compared to 2007.
Non-Interest Expense
     The Company’s net income during the three and six months ended June 30, 2008, as compared to the same periods in 2007, was significantly, negatively impacted by the increase in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense is primarily attributable to the continued expansion of the Bank and the increase in staff from 160 full time equivalent employees (“FTE’s”) at the end of the second quarter of 2007 to 185 FTE’s at the end of the second quarter of 2008, an addition of twenty-five FTE’s. The related salary, benefit and occupancy expenses increased approximately $575,000, or 11.45%, for the first six months of 2008 as compared to the same period of 2007 and increased approximately $263,000, or 10.49%, for the second quarter of 2008 compared to the second quarter of 2007. Additionally, as compared to the three and six months ended June 30, 2007, the Bank’s FDIC insurance increased over $79,000 and $140,000, or 720.24% and 655.64%, respectively, for the three and six months ended June 30, 2008 due to implementation of the Deposit Insurance Reform Act of 2005. There were also general increases of various magnitudes in the following areas for the three and six months ended June 30, 2008 when compared to 2007: equipment expense, electronic banking costs, ATM and debit card expense, professional fees related to compliance with portions of Section 404 of the Sarbanes-Oxley Act, marketing expense and communication costs.

Income Taxes
     Income tax expense decreased for the three- and six-month periods ended June 30, 2008. The effective tax rate on pre-tax earnings was 22.34% and 26.06% for the three-month periods ended June 30, 2008 and 2007, respectively. The effective tax rate on pre-tax earnings for the six-month periods ended June 30, 2008 and 2007 was 21.29% and 24.57%, respectively. The reduction in the effective tax rates for both periods is due primarily to the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2008. The program is also expected to generate a one time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to contribute to our reduced effective tax rate.
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
Changes in Internal Control over Financial Reporting
     During the second quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides certain information as of June 30, 2008 with respect to the Company’s repurchase of common stock.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs
April 1-30, 2008	—	$—	—	$200,000
May 1-31, 2008	1,912	21.60	1,912	158,700
June 1-30, 2008	2,686	22.18	2,686	399,125

Total	4,598	$21.94	4,598	$399,125

     On July 6, 2007, the Company announced the authorization by the Board of Directors of a repurchase plan of up to $500,000 of the Company’s common stock prior to June 27, 2008. On July 7, 2008, the Company announced the expansion of this share repurchase plan. Under the expansion, an additional $300,000 in repurchases of Company common stock was approved, over and above the initial $500,000 authorization. The expiration date of the existing repurchase plan was extended to June 27, 2009. The stock repurchases have been and should continue to be accomplished in private or open-market purchases and the timing of the repurchases and the number of shares of common stock to be purchased is dependent upon prevailing market conditions, share price, and other factors.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s annual meeting of shareholders was held on May 6, 2008 at the Company’s Operations Center in Sevierville, Tennessee

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in 2011 (Class II):

	Votes for	Votes Withheld	Broker Non-Votes
Sam L. Large	1,447,728	25,770	—
Linda N. Ogle	1,448,263	25,235	—
Michael C. Ownby	1,446,552	26,946	—
(c)	Other matters voted upon and the results of the voting were as follows:
At the annual meeting, the shareholders also ratified the appointment of Crowe Chizek and Company, LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The shareholders voted 1,461,300 in the affirmative and 3,850 against the proposal with 8,348 abstentions and 0 broker non-votes.

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

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: August 13, 2008	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: August 13, 2008	/s/ Rick Hubbs
Rick Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.