Form 10-Q
period 2008-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2008-11-14
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,647,479 shares as of November 1, 2008.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$14,008,616	$13,011,580
Federal funds sold	482,000	3,317,000

Total cash and cash equivalents	14,490,616	16,328,580

Securities available for sale	110,929,476	80,965,512
Securities held to maturity, fair value $2,008,450 in 2008 and $2,404,376 in 2007	2,094,637	2,021,327
Restricted investments, at cost	4,004,068	3,831,618
Loans, net of allowance for loan losses of $4,396,841 in 2008 and $3,974,354 in 2007	414,315,478	393,699,847
Investment in partnership	4,105,421	4,095,085
Premises and equipment	30,477,480	25,427,243
Accrued interest receivable	3,277,198	2,701,402
Cash surrender value of life insurance	10,977,208	8,649,793
Other real estate owned	9,383,472	1,328,798
Other assets	2,056,576	2,446,821

Total assets	$606,111,630	$541,496,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$46,281,562	$56,307,457
NOW accounts	116,713,675	87,380,047
Money market accounts	40,638,756	42,958,868
Savings accounts	16,939,071	8,980,122
Time deposits	226,237,500	208,747,717

Total deposits	446,810,564	404,374,211

Federal funds purchased	15,100,000	1,300,000
Securities sold under agreements to repurchase	4,849,412	5,441,515
Accrued interest payable	946,154	1,240,117
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	70,900,000	65,356,418
Other liabilities	2,146,255	1,432,312

Total liabilities	554,155,385	492,547,573

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,632,771 shares at September 30, 2008 and 2,499,629 shares at December 31, 2007	2,632,771	2,499,629
Additional paid-in capital	42,435,990	39,426,881
Retained earnings	6,877,819	7,300,933
Accumulated other comprehensive income (loss)	9,665	(278,990)

Total shareholders’ equity	51,956,245	48,948,453

Total liabilities and shareholders’ equity	$606,111,630	$541,496,026

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans	$23,396,030	$23,991,160	$7,470,867	$8,172,010
Taxable securities	3,099,685	2,657,373	1,183,901	910,620
Tax-exempt securities	551,268	458,375	203,143	152,165
Federal funds sold and deposits in other banks	46,761	170,366	17,305	128,500

Total interest income	27,093,744	27,277,274	8,875,216	9,363,295

INTEREST EXPENSE
Deposits	9,979,120	11,260,397	3,236,410	3,920,951
Federal funds purchased	243,199	173,837	78,107	559
Repurchase agreements	102,644	119,905	35,926	47,651
Federal Home Loan Bank advances	2,133,517	1,925,806	705,453	736,426
Subordinated debentures	541,308	747,661	164,433	249,090

Total interest expense	12,999,788	14,227,606	4,220,329	4,954,677

Net interest income	14,093,956	13,049,668	4,654,887	4,408,618

Provision for loan losses	1,075,000	608,000	550,000	176,000

Net interest income after provision for loan losses	13,018,956	12,441,668	4,104,887	4,232,618

NONINTEREST INCOME
Service charges on deposit accounts	1,068,247	1,036,608	363,346	354,327
Other fees and commissions	929,800	856,874	328,235	310,516
Gain on sale of mortgage loans	151,072	267,785	41,580	58,554
Gain on sale of securities available for sale, net	139,117	—	105,411	—
Other noninterest income	521,642	479,626	218,642	157,221

Total noninterest income	2,809,878	2,640,893	1,057,214	880,618

NONINTEREST EXPENSE
Salaries and employee benefits	7,349,390	6,668,424	2,406,529	2,166,747
Occupancy expenses	995,443	797,620	342,416	278,233
Other operating expenses	4,204,275	3,718,492	1,318,293	1,325,493

Total noninterest expense	12,549,108	11,184,536	4,067,238	3,770,473

Income before income taxes	3,279,726	3,898,025	1,094,863	1,342,763

Income taxes	691,805	963,833	226,659	336,086

Net income	$2,587,921	$2,934,192	$868,204	$1,006,677

EARNINGS PER SHARE
Basic	$0.98	$1.31	$0.33	$0.43
Diluted	$0.98	$1.29	$0.33	$0.42
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008 and 2007
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Income/(Loss)	Equity
BALANCE, January 1, 2007		$1,943,428	$27,096,848	$6,068,324	$(697,737)	34,410,863
Exercise of stock options, 28,567 shares		28,567	235,167			263,734
Exercise of stock warrants, 437,645 shares		437,645	9,571,585			10,009,230
Share repurchase program, 9,272 shares		(9,272)	(263,901)			(273,173)
5% stock dividend		96,361	2,553,567	(2,679,485)		(29,557)
Share-based compensation			84,012			84,012
Tax benefit from exercise of options			73,127			73,127
Comprehensive income:
Net income	$2,934,192			2,934,192		2,934,192
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	11,969	—	—	—	11,969	11,969

Total comprehensive income	2,946,161

BALANCE, September 30, 2007		2,496,729	39,350,405	6,323,031	(685,768)	47,484,397

BALANCE, January 1, 2008		2,499,629	39,426,881	7,300,933	(278,990)	48,948,453
Exercise of stock options, 25,022 shares		25,022	176,840			201,862
Share repurchase program, 16,598 shares		(16,598)	(325,139)			(341,737)
5% stock dividend		124,718	2,868,515	(3,011,035)		(17,802)
Share-based compensation			86,000			86,000
Tax benefit from exercise of options			202,893			202,893
Comprehensive income:
Net income	2,587,921			2,587,921		2,587,921
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	288,655	—	—	—	288,655	288,655

Total comprehensive income	$2,876,576

BALANCE, September 30, 2008		$2,632,771	$42,435,990	$6,877,819	$9,665	$51,956,245

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,587,921	$2,934,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	902,428	761,334
Net realized gains on securities available for sale	(139,117)	—
Net amortization on securities	110,548	105,245
Activity in held-to-maturity securities:
Increase due to accretion	(73,310)	(65,082)
Provision for loan losses	1,075,000	608,000
Gain on sale of other real estate	(64,737)	(33,928)
Gross mortgage loans originated for sale	(17,314,957)	(27,648,675)
Gross proceeds from sale of mortgage loans	17,793,625	28,980,418
Gain on sale of mortgage loans	(151,072)	(267,785)
Increase in cash surrender value of life insurance	(327,415)	(252,168)
Investment in partnership	(10,336)	(41,961)
Share-based compensation	86,000	84,012
Tax benefit from exercise of options	(202,893)	(73,127)
Change in operating assets and liabilities:
Accrued interest receivable	(575,796)	(469,755)
Accrued interest payable	(293,963)	364,023
Other assets and liabilities	1,160,961	(273,852)

Net cash provided by operating activities	4,562,887	4,710,891

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	38,566,620	14,661,250
Purchases	(68,213,360)	(20,008,181)
Activity in held-to-maturity securities:
Purchases	—	(449,288)
Purchases of other investments	(172,450)	(908,551)
Loan originations and principal collections, net	(30,173,408)	(44,947,344)
Purchase of premises and equipment	(5,952,665)	(4,473,718)
Purchase of life insurance	(2,000,000)	—
Proceeds from sale of other real estate	311,363	421,410

Net cash used in investing activities	(67,633,900)	(55,704,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,436,353	37,496,196
Proceeds from Federal Home Loan Bank advances	17,000,000	50,000,000
Matured Federal Home Loan Bank advances	(11,456,418)	(21,827,437)
Net increase/(decrease) in federal funds purchased	13,800,000	(15,575,000)
Net decrease in securities sold under agreements to repurchase	(592,103)	(525,887)
Proceeds from issuance of common stock, including warrants and options	201,863	10,346,091
Tax benefit from exercise of options	202,893	73,127
Purchase of common stock	(341,737)	(273,173)
Cash dividends	(17,802)	(29,557)

Net cash provided by financing activities	61,233,049	59,684,360

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,837,964)	8,690,829

CASH AND CASH EQUIVALENTS, beginning of year	16,328,580	13,396,179

CASH AND CASH EQUIVALENTS, end of period	$14,490,616	$22,087,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,293,751	$13,863,583
Income taxes	1,000,000	1,150,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	8,155,181	419,630
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
Note 2. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material. See Note 7 Fair Value.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
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
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The new pronouncement would impact the Company’s accounting for business combinations completed beginning January 1, 2009.
     In November 2007, the Securities and Exchange Commission (the “Commission”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position or results of operations.
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
     On November 6, 2008, the Company’s Board of Directors declared a special cash dividend of $0.38 per issued and outstanding share of its Common Stock. The dividend payout will total approximately $1 million based on the number of common shares of the Company outstanding at November 6, 2008. The special cash dividend will be paid on December 15, 2008 to shareholders of record on November 26, 2008.
     During the third quarter of 2005, the Company completed a registered public stock offering. In connection with the offering, shareholders that purchased shares of the Company’s common stock in the offering received a warrant to acquire one share of Company common stock for each share of Company common stock purchased in the offering. The final day to exercise outstanding common stock warrants was September 7, 2007. During the period in which the warrants could be exercised, 476,194 out of 482,151 (adjusted for 5% stock dividends) warrants were exercised at a weighted average exercise price of $21.77 (adjusted for 5% stock dividends). The total corresponding increase to shareholders’ equity from the exercise of the stock warrants for shares of common stock from September 7, 2006 to September 7, 2007 (the period the warrants could be exercised) was approximately $10,367,000. Warrants to purchase 459,527 (adjusted for 5% stock dividends) shares of common stock were exercised during the nine months ended September 30, 2007, at a weighted average price of $21.77 (adjusted for 5% stock dividends) per warrant.
     On July 6, 2007, the Company announced the authorization by the Board of Directors of a repurchase plan of up to $500,000 of the Company’s common stock prior to June 27, 2008. On July 7, 2008, the Company announced the first expansion of this share repurchase plan. Under the expansion, an additional $300,000 in repurchases of Company common stock was approved, over and above the initial $500,000 authorization. On October 24, 2008, the Company announced a second expansion of the share repurchase program. The second expansion authorizes the repurchase of an additional $700,000 of Company common stock, bringing the total amount of the repurchase plan including all expansions to $1,500,000. The expiration date of the ongoing repurchase plan was extended to June 27, 2009. The stock repurchases have been and should continue to be accomplished in private or open-market purchases and the timing of the repurchases and the number of shares of common stock to be purchased is dependent upon prevailing market conditions, share price, and other factors.
     During the third quarter of 2008, the Company purchased 12,000 shares of its common stock under the approved repurchase plan. Purchase prices ranged from $19.95 to $20.00 per share, with a weighted average price of $19.98 per share. The resulting decrease in shareholders’ equity was approximately $240,510.
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
     The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2008 and 2007:

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share calculation:

Numerator - Net income	2,587,921	2,934,192	868,204	1,006,677
Denominator - Average common shares outstanding	2,633,310	2,235,516	2,637,622	2,372,874

Basic net income per share	$0.98	$1.31	$0.33	$0.43

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Diluted earnings per share calculation:

Numerator - Net income	2,587,921	2,934,192	868,204	1,006,677
Denominator - Average common shares outstanding	2,633,310	2,235,516	2,637,622	2,372,874
Dilutive shares contingently issuable	24,861	47,192	20,856	52,841

Average dilutive common shares outstanding	2,658,171	2,282,708	2,658,478	2,425,715

Diluted net income per share	$0.98	$1.29	$0.33	$0.42
     During the three and nine months ended September 30, 2008, there were options for the purchase of 56,018 and 55,741 shares, respectively, outstanding that were antidilutive. During the three and nine months ended September 30, 2007, there were options for the purchase of 30,939 and 42,095 shares, respectively, outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.

Note 5. Loans and Allowance for Loan Losses
     At September 30, 2008 and December 31, 2007, the Bank’s loans consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Mortgage loans on real estate:
Residential 1-4 family	$72,686	$57,540
Residential multifamily	6,950	4,554
Commercial real estate	109,323	107,652
Construction and land development	147,122	150,844
Second mortgages	5,621	4,713
Equity Lines of Credit	29,122	26,552

	370,824	351,855

Commercial loans	39,731	35,929

Consumer installment loans:
Personal	6,041	7,864
Credit cards	2,116	2,026

	8,157	9,890

Total Loans	418,712	397,674
Less: Allowance for loan losses	(4,397)	(3,974)

Loans, net	$414,315	$393,700

     A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended
	September 30,
	2008	2007
AFLL
Balance, beginning of year	$3,974,354	$3,524,374
Loans charged off	(702,262)	(172,304)
Recoveries of loans previously charged off	49,749	25,726
Provision for loan losses	1,075,000	608,000

Balance, end of period	$4,396,841	$3,985,796

Note 6. Comprehensive Income
     Comprehensive income is made up of net income and other comprehensive income. Other comprehensive income is made up of changes in the unrealized gain/(loss) on securities available for sale. Comprehensive income for the three and nine months ended September 30, 2008 was $2,046,084 and $2,876,576, respectively, as compared to $1,983,789 and $2,946,161 for the three and nine months ended September 30, 2007.
Note 7. Fair Value
     SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
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

Assets and Liabilities Measured on a Recurring Basis
     The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$—	$110,929,476	$—
Assets and Liabilities Measured on a Non-Recurring Basis
     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis (principally, impaired loans) were not significant at September 30, 2008.
Note 8. Participation in the Treasury Capital Purchase Program
     On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Company has decided, after very careful consideration, not to participate in this program. The Company and the Bank are both well-capitalized and management believes the Company and the Bank will continue to be well-capitalized going forward. The Bank does not have any subprime mortgages on its books and has never been involved in subprime lending. Additionally, the Bank did not invest in Federal National Mortgage Association or Federal Home Loan Mortgage Corporation preferred stock. Therefore, these issues have not impacted the Bank’s capital or earnings.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries, including Mountain National Bank (the “Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 above and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three and nine months ended September 30, 2008.

This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2008. The Company has also provided some comparisons of the financial data for the three- and nine-month periods ended September 30, 2008, against the same periods in 2007, as well as our year-end results as of and for the year ended December 31, 2007, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (as updated by the Company’s Quarterly Reports on Form 10-Q) and, without limitation:
•	the effects of future economic and business conditions (including in the residential and commercial real estate construction and development segment of the economy) nationally and in our local market;

•	lack of sustained growth in the economy in the Sevier County and Blount County, Tennessee area;

•	government monetary and fiscal policies as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks of borrowers;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and information described in this report and in any of our other reports that we make with the Commission under the Exchange Act.
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
Overview
     We conduct our operations, which consist primarily of traditional commercial banking operations, through the Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, through seven additional branches in Sevier County, Tennessee, and two additional branches in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate segment of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
     In addition to our ten existing locations, we own one property in each of Sevier, Blount and Knox Counties for use in future branch expansion. We completed construction of our second branch in Blount County early in the second quarter of 2008. During the fourth quarter of 2007, we began construction of a branch office that will house the Blount County regional headquarters with a projected completion date during the fourth quarter of 2008 or first quarter of 2009. We began construction of a branch on property located on the corner of Highway 411 and Highway 416 in Sevier County during the fourth quarter of 2008 with a projected completion date during the second quarter of 2009. The property located in Knox County is not currently under development. We regularly evaluate additional sites for future expansion in and around our existing markets.
     The decrease in net income between the three- and nine-month periods ended September 30, 2008 and 2007 was as follows:

	9/30/2008	9/30/2007	$ change	% change
Net Income
Three months ended	$868,204	$1,006,677	$(138,473)	-13.76%
Nine months ended	$2,587,921	$2,934,192	$(346,271)	-11.80%
     The reduction in net income for the quarter and nine months ended September 30, 2008 when compared to the comparable periods in 2007 was the result of compression in the Company’s net interest margin and an increase in the Company’s provision for loan losses and noninterest expense. The compression of our net interest margin resulted from the Federal Reserve’s actions to reduce the target Federal Funds rate 325 basis points since the third quarter of 2007. Although net interest income increased for the three- and nine-month periods ended September 30, 2008, in a stable interest rate environment, the Company typically would experience a more substantial increase in interest income if it was able to grow its loan portfolio. However, for the first nine months as well as the third quarter of 2008, the growth of our interest-earning assets that generally would have resulted in an increase in interest income was largely offset by the reduction in yields earned on those interest-earning assets. The overall increase in net interest income was largely attributable to the decrease in interest expense for the three- and nine-month periods, predominantly related to the Company’s ability to reduce rates paid on interest bearing demand deposits. The decrease in net income was also the result of a significant increase in non-interest expense of approximately $297,000 and $1,365,000 for the three and nine months ended September 30, 2008, respectively. This increase was primarily attributable to our continued branch expansion efforts. Additionally, the increase in the provision for loan losses due to increased charge-offs during the period negatively impacted net income. The provision for loan losses increased approximately $374,000 and $467,000 for the third quarter and first nine months of 2008, respectively. See more detailed discussion under “Income Statement Analysis” below.
     Basic and diluted earnings per share decreased from $0.43 and $0.42, respectively, in the third quarter of 2007 to $0.33 and $0.33, respectively, in the third quarter of 2008. Basic and diluted earnings per share decreased from $1.31 and $1.29, respectively, for the first nine months of 2007 to $0.98 and $0.98, respectively, for the first nine months of 2008. Earnings per share decreased for the three and nine months ended September 30, 2008, compared to the same periods in 2007 due primarily to the decrease in net income, an increase in the average number of shares outstanding as a result of option and warrant exercises as well as payment of a 5% stock dividend, offset, in part, by share repurchases.
     The increase in total assets, total liabilities and shareholders’ equity for the nine months ended September 30, 2008, was as follows:

	9/30/08	12/31/07	$ change	% change
Total Assets	$606,111,630	$541,496,026	$64,615,604	11.93%
Total Liabilities	554,155,385	492,547,573	61,607,812	12.51%
Shareholders’ Equity	51,956,245	48,948,453	3,007,792	6.14%
     The increase in total liabilities was primarily attributable to an increase in NOW accounts of approximately $29.3 million, an increase in time deposits of approximately $17.5 million and an increase in federal funds purchased of approximately $13.8 million. The increase in total liabilities was used to fund an increase in investments of approximately $30 million and an increase in loans of approximately $21 million. The increase in total assets also included an increase in premises and equipment of approximately $5.1 million related to the Bank’s continued expansion.
     The increase in shareholders’ equity was primarily attributable to net income of $2,587,921 and the increase in accumulated other comprehensive gain/(loss) of $288,655. Accumulated other comprehensive gain/(loss) increased from a net loss of $278,990 for the year ended December 31, 2007 to a net gain of $9,665 during the nine-month period ended September 30, 2008. Accumulated other comprehensive gain/(loss) represents the unrealized gain or loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities, net of income taxes. The increase in shareholders’ equity was partially offset by the net decrease of combined option exercises and share repurchases. Shareholders’ equity increased $201,862 due to the exercise of options to purchase 25,022 shares of Company common stock during the nine-month period ended September 30, 2008, while the repurchase of 16,598 shares of Company common stock during the same period resulted in a decrease to shareholders’ equity of $341,737.

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
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If management determines that the value of any investment is other than temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions — global, regional or related to industries of specific issuers — could adversely affect these values. We recorded no impairment of our investment securities during the first nine months of 2008.
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

Balance Sheet Analysis
     The following table presents an overview of selected period-end balances at September 30, 2008 and December 31, 2007, as well as the dollar and percentage change for each:

	9/30/08	12/31/07	$ change	% change
Cash and equivalents	$14,490,616	$16,328,580	$(1,837,964)	-11.26%
Loans	418,712,319	397,674,201	21,038,118	5.29%
Allowance for loan losses	4,396,841	3,974,354	422,487	10.63%
Investment securities	113,024,113	82,986,839	30,037,274	36.20%
Premises and equipment	30,477,480	25,427,243	5,050,237	19.86%

Noninterest-bearing deposits	46,281,562	56,307,457	(10,025,895)	-17.81%
Interest-bearing deposits	400,529,002	348,066,754	52,462,248	15.07%

Total deposits	446,810,564	404,374,211	42,436,353	10.49%

Federal funds purchased	15,100,000	1,300,000	13,800,000	1,061.54%
Federal Home Loan Bank advances	$70,900,000	$65,356,418	$5,543,582	8.48%
Loans
     At September 30, 2008, loans comprised 78.09% of the Bank’s earning assets. The increase in our loan portfolio was primarily attributable to the increase in residential 1-4 family and commercial loans. Total earning assets, as a percentage of total assets, were 88.47% at September 30, 2008, compared to 89.35% at December 31, 2007, and 90.89% at September 30, 2007. Total earning assets relative to total assets decreased at September 30, 2008 as compared to December 31, 2007 and September 30, 2007, due primarily to the increase in the Bank’s portfolio of other real estate owned as discussed in more detail below, the increase in premises and equipment related to branch expansion as well as management’s continued efforts to control loan growth beginning in the second quarter of 2008 as discussed in more detail in the following paragraph. The average yield on loans, including loan fees, during the first nine months of 2008 was 7.54% compared to 8.75% for the first nine months of 2007, reflecting the declining interest rate environment that began during the third quarter of 2007 and continued into 2008. From September 2007 to April 2008, the Federal Reserve’s Federal Open Market Committee (the “FOMC”) reduced the target federal funds rate seven times resulting in a total decrease of 3.25%. Additionally, during October 2008, the FOMC reduced the federal funds rate two times for a total decrease of 1.00%.
     Loans increased approximately $18,947,000 and $4,543,000, respectively, during the first and second quarters of 2008; however, during the third quarter of 2008, loans decreased approximately $2,452,000. Management has slowed loan growth during the second and third quarter due to economic related stress, particularly in the construction and land development portfolio. We plan to continue this strategy during the last quarter of 2008 and into the early part of 2009 while placing a primary emphasis on servicing current customers’ needs.
     The Bank’s other real estate owned (“ORE”), included in other assets on the Company’s statement of condition, increased approximately $8,054,000 from approximately $1,329,000 at December 31, 2007 to approximately $9,383,000 at September 30, 2008. One property, a fully operating hotel located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $6,346,000, represents approximately $6,372,000, or 67.9%, of the ORE balance at September 30, 2008. The hotel is currently under management contract with an experienced hotel management company as we seek to market the sale of the property. We do not anticipate recognizing a loss on the property.

Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, underlying collateral values securing loans, current economic conditions, and other factors which affect the allowance for potential credit losses. The Bank operates primarily in Sevier County, Tennessee, with expanding operations in Blount County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review officer on a quarterly basis prepares an analysis of the credit quality of the loan portfolio which is reviewed by the Company’s Board of Directors.
     As of September 30, 2008, the Bank had loans totaling approximately $8,411,000, which represents 2.01% of total loans, that were 30 days or more but less than 90 days past due and approximately $2,324,000, or 0.56% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of September 30, 2007, the Bank had loans totaling approximately $1,758,000, or 0.45% of total loans, that were 30 days or more but less than 90 days past due and approximately $1,490,000, or 0.38% of total loans, in non-performing loans. Delinquent loans consisted primarily of loans secured by commercial real estate, construction and land development at September 30, 2008 and 2007.
     Although the tourist economy in Sevier County has experienced a minor downturn through the first nine months of 2008, sales of residential lots and construction of new homes have declined significantly during this same period as compared to the previous year. The increase in delinquency during 2008 is primarily related to the reduced volume of real estate sales in Sevier County as contractors and developers have been unable to sell vacant lots or completed homes. The delinquent and non-performing loans consist primarily of commercial real estate, construction and land development and residential 1-4 family loans. Approximately $7,658,000 of the loans past due more than 30 days but less than 90 days, or 91% of the approximate $8,411,000 total, are in these three categories. Approximately $1,870,000 of the non-performing loans, or 80% of the approximate $2,324,000 total, are in the categories cited above.
     Due to the reduced sales of both completed residential dwelling units and vacant lots, some building contractors are experiencing difficulties meeting their loan obligations. Due to a reliance on their customers purchasing these properties as investment properties for nightly rental programs or as second homes and vacation homes, the economic downturn in other areas of the country has had an impact on sales of these properties. These properties have not had a significant reduction in pricing; however, reduced sales volume has led to a reduction in cash flows for contractors dependent primarily upon sales as their source of income. At present, nightly rental income of completed properties has not experienced a measurable reduction, but we can give no assurance that occupancy rates or rental rates will not be negatively impacted if economic conditions do not stabilize or improve.
     Management considers the current level of its allowance for loan losses at September 30, 2008, in the amount of approximately $4,397,000, which is 1.05% of total loans, as compared to $3,974,000, or 1.00% of total loans, at December 31, 2007, to be adequate to absorb probable incurred losses. Net charge-offs of loans remained relatively low through the first six months of 2008. Loan charge-offs increased during the third quarter of 2008, as anticipated, relating primarily to construction and land development loans. Loans totaling $574,150, or 98.95% of total charge-offs during the quarter, were construction and land development loans to two separate companies. Management believes most of the loans, including those loans that were delinquent at September 30, 2008, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 18.65% of total assets at quarter-end, up from 15.33% at December 31, 2007. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first nine months of 2008 was 4.86% versus 4.82% for the first nine months of 2007. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, increased by $288,655, net of income taxes, during the first nine months of 2008 from a net loss balance of $278,990 at December 31, 2007, to a net gain balance of $9,665 at September 30, 2008.
     The distribution of the portfolio in the mix of mortgage-backed, municipal and agency securities changed somewhat during the nine months ended September 30, 2008 from the balance at December 31, 2007. The majority of our agency securities were called during the period as interest rates declined and were replaced with different types of securities. Mortgage-backed securities increased as a percentage of the total portfolio while municipal securities represented approximately the same proportion of the balance at September 30, 2008.
Deposits
     The table below sets forth the total balances of deposits by type as of September 30, 2008 and December 31, 2007, and the dollar and percentage change in balances over the intervening period:

	September 30,	December 31,	$	%
	2008	2007	change	change
		(in thousands)
Non-interest bearing accounts	$46,282	$56,307	$(10,025)	-17.80%

NOW accounts	116,714	87,380	29,334	33.57%

Money market accounts	40,639	42,959	(2,320)	-5.40%

Savings accounts	16,939	8,980	7,959	88.63%

Certificates of deposit	152,739	147,221	5,518	3.75%

Brokered deposits	60,255	48,210	12,045	24.98%

Individual retirement accounts	13,243	13,317	(74)	-0.56%

TOTAL DEPOSITS	$446,811	$404,374	$42,437	10.49%

     The decrease in non-interest bearing demand deposits is due to seasonal expenditures and other factors by businesses primarily relating to the tourist industry. There has not been any measurable shift of deposits from this category to any other category.
     We continue to experience high demand for our NOW accounts, predominantly from public funds sources. Obtaining these public funds is generally through a bidding process under varying terms. Management does not believe the Bank would be adversely affected if any of these public funds deposits were to be withdrawn. The Bank should have sufficient liquidity and sources of funds available to offset the withdrawal of public funds as needed, including through brokered deposits and the available for sale investment securities portfolio.
     Savings accounts had a large increase during the nine months ended September 30, 2008 due to the continued success of a new competitive rate savings product.
     Brokered deposits are a significant resource available to the Bank to fund the increase in loans. At September 30, 2008, brokered deposits represented approximately 13.49% of total deposits and have been utilized by management to fund loan growth in a market area where there is strong competition for new deposits. Despite a reduction in brokered deposits during July 2008 explained in the following paragraph, we anticipate a continued reliance on brokered deposits as a source of funding for future loan growth.
     During July 2008, the Bank reduced brokered deposits by approximately $15,600,000. These deposits were callable by the Bank and had an average interest cost of approximately 4.60% and were originally issued during 2007. This reduction was due to more favorably priced sources of funds being available and the reduced loan volume during the second and third quarters of 2008.
     The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three- and nine-month periods ended September 30, 2008 was 3.29% and 3.59%, respectively, down from 4.59% and 4.58%, respectively, for the same periods a year ago reflecting the FOMC’s rate cuts. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of these rate cuts.
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a county that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $39,000,000 as of September 30, 2008, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had over $29 million of additional borrowing capacity from the FHLB at September 30, 2008.
     Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. Based on these guidelines, management believes the Bank was “well capitalized” at September 30, 2008.

     The table below sets forth the Company’s capital ratios as of the periods indicated.

	September 30,	December 31,
	2008	2007
Tier 1 Risk-Based Capital	13.49%	N/A
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.40%	N/A
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	10.90%	N/A
Regulatory Minimum	4.00%	4.00%
     The table below sets forth the Bank’s capital ratios as of the periods indicated.

	September 30,	December 31,
	2008	2007
Tier 1 Risk-Based Capital	13.11%	13.10%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	14.02%	13.97%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Tier 1 Leverage	10.60%	11.24%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
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
     Following is a summary of the commitments outstanding at September 30, 2008 and December 31, 2007.

	2008	2007
	(in thousands)
Commitments to extend credit	$90,535	$125,475
Standby letters of credit	9,843	5,824

TOTALS	$100,378	$131,299
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Reflecting current economic conditions in our market, commitments to fund commercial real estate, construction, and land development loans decreased by approximately $31,561,000 to approximately $51,072,000 at September 30, 2008, compared to commitments of approximately $82,633,000 at December 31, 2007.
Income Statement Analysis
     The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

Net Interest Income Analysis
For the Three Months Ended September 30, 2008 and 2007
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Loans	$421,159	$379,189	$7,471	$8,172	7.06%	8.55%
Investment Securities:
Available for sale	107,093	82,155	1,317	996	4.89%	4.81%
Held to maturity	2,079	1,981	24	21	4.59%	4.21%
Equity securities	4,004	3,364	46	46	4.57%	5.43%

Total securities	113,176	87,500	1,387	1,063	4.88%	4.82%
Federal funds sold and other	3,334	10,480	17	128	2.03%	4.85%

Total interest-earning assets	537,669	477,169	8,875	9,363	6.57%	7.78%
Nonearning assets	58,429	44,521

Total Assets	$596,098	$521,690

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	150,128	124,324	849	1,223	2.25%	3.90%
Savings deposits	15,822	8,874	85	26	2.14%	1.16%
Time deposits	224,988	205,816	2,302	2,672	4.07%	5.15%

Total interest bearing deposits	390,938	339,014	3,236	3,921	3.29%	4.59%
Securities sold under agreements to repurchase	6,097	6,783	36	48	2.35%	2.81%
Federal Home Loan Bank advances and other borrowings	81,741	64,925	784	736	3.82%	4.50%
Subordinated debt	13,403	13,403	164	249	4.87%	7.37%

Total interest-bearing liabilities	492,179	424,125	4,220	4,954	3.41%	4.63%
Noninterest-bearing deposits	50,940	55,478	—	—

Total deposits and interest- bearings liabilities	543,119	479,603	4,220	4,954	3.09%	4.10%

Other liabilities	1,720	2,983
Shareholders’ equity	51,259	39,104

	$596,098	$521,690

Net interest income			$4,655	$4,409

Net interest spread (1)					3.16%	3.15%
Net interest margin (2)					3.44%	3.67%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

Net Interest Income Analysis
For the Nine Months Ended September 30, 2008 and 2007
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Loans	$414,225	$366,587	$23,396	$23,991	7.54%	8.75%
Investment Securities:
Available for sale	94,389	81,506	3,428	2,929	4.85%	4.80%
Held to maturity	2,055	1,886	73	65	4.75%	4.61%
Equity securities	3,941	3,039	150	122	5.08%	5.37%

Total securities	100,385	86,431	3,651	3,116	4.86%	4.82%
Federal funds sold and other	2,460	4,594	47	170	2.55%	4.95%

Total interest-earning assets	517,070	457,612	27,094	27,277	7.00%	7.97%
Nonearning assets	54,683	43,337

Total Assets	$571,753	$500,949

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	139,519	127,145	2,443	3,868	2.34%	4.07%
Savings deposits	12,854	8,550	183	63	1.90%	0.99%
Time deposits	218,780	192,967	7,353	7,329	4.49%	5.08%

Total interest bearing deposits	371,153	328,662	9,979	11,260	3.59%	4.58%
Securities sold under agreements to repurchase	5,222	5,891	103	120	2.63%	2.72%
Federal Home Loan Bank advances and other borrowings	80,641	59,977	2,377	2,099	3.94%	4.68%
Subordinated debt	13,403	13,403	541	748	5.39%	7.46%

Total interest-bearing liabilities	470,419	407,933	13,000	14,227	3.69%	4.66%
Noninterest-bearing deposits	48,592	53,325	—	—

Total deposits and interest- bearings liabilities	519,011	461,258	13,000	14,227	3.35%	4.12%

Other liabilities	2,107	2,675
Shareholders’ equity	50,635	37,016

	$571,753	$500,949

Net interest income			$14,094	$13,050

Net interest spread (1)					3.31%	3.31%
Net interest margin (2)					3.64%	3.81%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

     Our results for the three and nine months ended September 30, 2008 and 2007 were influenced by decreases in market interest rates, increases in interest-bearing liabilities as well as investment and loan growth. The following is a summary of our results of operations (dollars in thousands):

	Nine months ended				Three months ended
	9/30/08	9/30/07	$ change	% change	9/30/08	9/30/07	$ change	% change
Interest income:
Loans	$23,396	$23,991	(595)	-2.48%	$7,471	$8,172	(701)	-8.58%
Securities	3,651	3,116	535	17.17%	1,387	1,063	324	30.48%
Fed funds sold/other	47	170	(123)	-72.35%	17	128	(111)	-86.72%

Total Interest income	27,094	27,277	(183)	-0.67%	8,875	9,363	(488)	-5.21%
Interest Expense:
Deposits	9,979	11,260	(1,281)	-11.38%	3,236	3,921	(685)	-17.47%
Other borrowed funds	3,021	2,967	54	1.82%	984	1,033	(49)	-4.74%

Total interest expense	13,000	14,227	(1,227)	-8.62%	4,220	4,954	(734)	-14.82%

Net interest income	14,094	13,050	1,044	8.00%	4,655	4,409	246	5.58%
Provision for loan losses	1,075	608	467	76.81%	550	176	374	212.50%

Net interest income after provision for loan losses	13,019	12,442	577	4.64%	4,105	4,233	(128)	-3.02%
Noninterest income	2,810	2,641	169	6.40%	1,057	880	177	20.11%
Noninterest expense	12,549	11,185	1,364	12.19%	4,067	3,770	297	7.88%

Net income before income taxes	3,280	3,898	(618)	-15.85%	1,095	1,343	(248)	-18.47%
Income tax expense	692	964	(272)	-28.22%	227	336	(109)	-32.44%

Net income	$2,588	$2,934	$(346)	-11.79%	$868	$1,007	$(139)	-13.80%

Net Interest Income and Net Interest Margin
Interest Income
     The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the nine months ended September 30, 2008 as compared to the same period in 2007 was the result of a decrease in the average rate earned on loans which was offset in part by an increase in the volume of average loans. Average loans outstanding increased approximately $47,638,000, or 13.00%, from September 30, 2007, to September 30, 2008. The increase in volume was more than offset by the 121 basis point decrease in the average rate earned on loans during the first nine months of 2008 as compared to the first nine months of 2007. Interest income on securities increased during the nine-month period ended September 30, 2008 as compared to the same period in 2007 due to an increase in the average balance of securities of approximately $13,954,000, or 16.14%, from September 30, 2007 to September 30, 2008, as well as a slight increase in the yield on those securities. Additionally, interest income on federal funds sold/other decreased due to reductions in both yield and average balance from September 30, 2007 to September 30, 2008.
     Interest income decreased for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007 as a result of the same factors mentioned in the above paragraph.
Interest Expense
     The decrease in interest expense for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to the reduction in the average cost of the majority of our interest-bearing liabilities, predominantly the cost of interest bearing demand deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, increased approximately $42,491,000, or 12.93%, for the first nine months of 2008 compared to the first nine months of 2007. However, the average rate paid on total interest bearing deposits decreased 0.99% between the two periods offsetting the increase in volume and creating a net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings increased during the nine-month period ended September 30, 2008 compared to the same period in 2007 due to an increase in the average borrowed funds balance of approximately $20,664,000, or 34.45%, during the periods compared. The decrease in the average rate paid on these liabilities was not substantial enough to compensate for the increase in volume and cause a net reduction in interest expense. The average balance of subordinated debentures did not change from September 30, 2007 to September 30, 2008. Therefore, the decrease in the rate paid on this debt for the nine-month period ended September 30, 2008 compared to the same period in 2007 resulted in an overall decrease in the related interest expense.
     Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first nine months of 2008 compared to the first nine months of 2007. The largest factor contributing to the overall reduction in rate and expense was interest bearing demand deposits. The rates paid on these accounts typically correspond to changes in the federal funds rate and therefore experienced the most significant decline resulting in a decreased expense despite an increase in volume. The smaller magnitude of the decline in the cost of time deposits in comparison to the reduction in the federal funds rate is due to the slower re-pricing speed of these deposits as well as the competitive deposit market in Sevier and Blount Counties. Therefore, while time deposit rates decreased, the increase in the average balance of time deposits caused a slight increase in interest expense related to these deposits. Additionally, the average cost and associated interest expense for savings deposits increased during the period due to the premium paid on a new competitive rate savings product which has driven increases in volume in savings deposits.
     Interest expense decreased for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007 as a result of the same factors mentioned in the above paragraphs. Interest expense on time deposits was the only exception to the direction of the volume, rate and expense changes when comparing the three and nine month periods. As time deposits matured and renewed at lower rates during 2008, the decrease in the average rate paid on these time deposits for the third quarter of 2008 compared to the same period in 2007 was more significant than the nine month comparative change causing a decrease in interest expense on time deposits from the third quarter of 2007 to the third quarter of 2008.
Net Interest Income
     The increase in net interest income for the three- and nine-month periods ended September 30, 2008 when compared to the same periods in 2007 was due to the increase in volume of interest-earning assets as well as the decrease in rates paid on interest-bearing liabilities. However, the volume related increases in net interest income were largely offset by declining interest rates earned on loans as a result of the FOMC’s actions to reduce the Fed Funds rate by 325 basis points from September 2007 to April 2008.
Net Interest Margin
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, decreased 0.23% and 0.17%, respectively, for the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007. During the period of declining rates beginning in September 2007, the interest rates we earned on loans, the principal component of our interest-earning assets, decreased more quickly than the rates we paid on interest-bearing deposits and other liabilities as the rates we charged on loans more quickly and closely followed the magnitude of changes in market rates of interest than did the rates we paid on interest-bearing liabilities consisting primarily of interest-bearing deposits. The stable interest rate environment preceding the 325 basis point cuts beginning in September 2007 also negatively affected our net interest margin because our interest-bearing liabilities were re-pricing upward to current market rates while the yield on our interest-earning assets stabilized. Consequently, as anticipated, we have seen a continuing of the compression in our net interest margin that began during the fourth quarter of 2006, continued into the first nine months of 2007 and escalated during the fourth quarter of 2007 and first quarter of 2008. Although our net interest margin decreased each period when compared to 2007, as rates have begun to stabilize, our net interest margin has begun to improve during 2008 as our interest-bearing liabilities, which are slower to respond to rate cuts, have continued to re-price downward, a trend we anticipate will continue during the remainder of 2008. Improvement in our net interest margin, however, has been slowed by competitive deposit pricing pressures in our market area and the higher rates we are paying on our savings deposits as we roll out a new savings product.
Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge-off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews monthly and makes appropriate adjustments to the level of the allowance for loan losses. Net charge-offs during the third quarter of 2008 were $579,992, or 0.55% (annualized) of average loans, as compared to net charge-offs of $23,883, or 0.03% (annualized) of average loans, during the third quarter of 2007. Net charge-offs during the first nine months of 2008 were $652,513, or 0.21% (annualized) of average loans, as compared to net charge-offs of $146,578, or 0.05% (annualized) of average loans, during the first nine months of 2007. The Bank’s provision for loan losses during the three- and nine-months ended September 30, 2008 was $550,000 and $1,075,000, respectively, as compared to $176,000 and $608,000, respectively, for the three and nine months ended September 30, 2007.
     As mentioned above in the section titled Allowance for Loan Losses, management has determined it is necessary to increase the allowance account through the provision for loan losses. The increase in the provision for loan losses was due to the increased charge-offs and delinquencies noted above. Management has continued its thorough review of the loan portfolio with particular emphasis on construction and land development loans and we believe we have identified and adequately provided for losses inherent in the loan portfolio; however, further deterioration of factors relating to this portion of the loan portfolio could have an additional adverse impact and require additional provision expense.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services.
     The increase in other non-interest income for the three and nine months ended September 30, 2008, was primarily attributable to gains realized on the sale of investment securities in 2008 that did not occur in 2007. Fee income from debit and credit cards as well as ATM and deposit related service charges also increased during the three- and nine-month periods ended September 30, 2008 as compared to 2007. The increase in non-interest income was negatively impacted by a decline in gains earned on the sale of mortgage loans for each period compared.
Non-Interest Expense
     The Company’s net income during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was significantly, negatively impacted by the increase in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense relates to the continued expansion of the Bank. Since the end of the third quarter of 2007, the Bank has opened three new branches, one in Sevier County and two in Blount County. Employee related expenses increased approximately $240,000 and $681,000, respectively, for the third quarter and first nine months of 2008 as compared to the same periods in 2007. Building and equipment related expenses for the nine months ended September 30, 2008 were approximately $319,000 more than the same period in 2007. These expenses also increased approximately $121,000 from the third quarter of 2007 to the third quarter of 2008. Additionally, as compared to the third quarter and first nine months of 2007, the Bank’s FDIC insurance increased over $27,000 and $168,000, respectively, due to implementation of the Deposit Insurance Reform Act of 2005. We believe that our expenses related to FDIC insurance will continue to increase in the fourth quarter of 2008 and in 2009, when compared to the prior year’s comparable periods. There were also general increases of various magnitudes in the following areas for the three and nine months ended September 30, 2008 when compared to 2007: electronic banking costs, ATM and debit card expense and communication costs.
Income Taxes
     Income tax expense decreased for the three- and nine-month periods ended September 30, 2008. The effective tax rate on pre-tax earnings was 20.70% and 25.03% for the three-month periods ended September 30, 2008 and 2007, respectively. The effective tax rate on pre-tax earnings for the nine-month periods ended September 30, 2008 and 2007 was 21.09% and 24.73%, respectively. The reduction in the effective tax rates for both periods is due primarily to the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2008. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to contribute to our reduced effective tax rate.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports and other information filed with the Commission, under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President — Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
     During the third quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides certain information as of September 30, 2008 with respect to the Company’s repurchase of common stock.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs
July 1-31, 2008	—	$—	—	$399,125
August 1-31, 2008	2,000	20.00	2,000	359,125
September 1-30, 2008	10,000	19.98	10,000	159,325

Total	12,000	$19.98	12,000	$859,325

     On July 6, 2007, the Company announced the authorization by the Board of Directors of a repurchase plan of up to $500,000 of the Company’s common stock prior to June 27, 2008. On July 7, 2008, the Company announced the first expansion of this share repurchase plan. Under the expansion, an additional $300,000 in repurchases of Company common stock was approved, over and above the initial $500,000 authorization. On October 24, 2008, the Company announced a second expansion of the share repurchase program. The second expansion authorizes the repurchase of an additional $700,000 of Company common stock, bringing the total amount of the repurchase plan including all expansions to $1,500,000. The expiration date of the ongoing repurchase plan was also extended to June 27, 2009. The stock repurchases have been and should continue to be accomplished in private or open-market purchases and the timing of the repurchases and the number of shares of common stock to be purchased is dependent upon prevailing market conditions, share price, and other factors.

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

MOUNTAIN NATIONAL BANCSHARES, INC.

Date: November 14, 2008	/s/ Dwight B. Grizzell Dwight B. Grizzell
President and Chief Executive Officer

Date: November 14, 2008	/s/ Richard A. Hubbs Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.