Form 10-K
period 2008-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2009-03-31
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	75-3036312

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

300 East Main Street, Sevierville, Tennessee	37862
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $57,947,692.
     There were 2,631,611 shares of Common Stock outstanding as of February 28, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Report. Other than those portions of the 2009 Proxy Statement specifically incorporated by reference herein pursuant to Part III, no other portions of the 2009 Proxy Statement shall be deemed so incorporated.

MOUNTAIN NATIONAL BANCSHARES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

Item		Page
Number		Number
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59

13.	Certain Relationships and Related Transactions, and Director Independence	59

14.	Principal Accountant Fees and Services	59

Part IV

15.	Exhibits and Financial Statement Schedules	59

	Signatures	63
EX-10.3
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “seek,” “attempt,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those set forth in Item 1A. Risk Factors below and the following factors:
•	the effects of future economic or business conditions (including in the residential and commercial real estate construction and development segment of the economy) nationally and in our local market;

•	lack of sustained growth in the economy in the Sevier County and Blount County, Tennessee area;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
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
The Company
     Mountain National is a bank holding company registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company provides a full range of banking services through its banking subsidiary, Mountain National Bank (the “Bank”).
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
     At December 31, 2008, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.
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
Our Banking Business
     General. Our banking business consists primarily of traditional commercial banking operations, including taking deposits and originating loans. We conduct our banking activities from our main office located in Sevierville, Tennessee and through seven additional branch offices in Sevier County, Tennessee, as well as a regional headquarters and two branch offices in Blount County, Tennessee. We operate two branch offices in Gatlinburg, two branch offices in Pigeon Forge, a branch office in Seymour, a branch office in Kodak, a branch office in Sevierville, all in Sevier County, and two branch offices and our Blount County regional headquarters that opened during January 2009 in Maryville, Blount County, Tennessee. The retail nature of our commercial banking operations allows for diversification in the number of our depositors and borrowers, and we do not believe that we are dependent on a single or a few customers.
     We offer a variety of retail banking services. We seek savings and other time and demand deposits from consumers and businesses in our primary market area by offering a full range of deposit accounts, including savings, demand deposit, retirement, including individual retirement accounts, or “IRA’s,” and professional and checking accounts, as well as certificates of deposit. We use the deposit funds we receive to originate mortgage, commercial and consumer loans, and to make other authorized investments. In addition, we currently maintain 20 full-service ATMs throughout our market area. Because the Bank is a member of a number of payment systems networks, Bank customers may also access banking services through ATMs and point of sale terminals throughout the world. In addition to traditional deposit-taking and lending services, we also provide a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.
     The banking industry is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at commercial banks are influenced by economic conditions, including interest rates and competing investment instruments, levels of personal income and savings, among others. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, local economic and seasonal factors and availability of funds. Our primary sources of funding for lending activities include savings and demand deposits, income from investments, loan principal payments and borrowings. For additional information relating to our deposits and loans, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciating assets such as automobiles. Where consumer loans are unsecured or secured by depreciating assets, the absence of collateral or the insufficiency of any repossessed collateral to serve as an adequate source of repayment of the outstanding loan balance poses greater risk of loss to us. When a deficiency exists between the outstanding balance of a defaulted loan and the value of collateral repossessed, the borrower’s financial instability and life situations that led to the default (which may include job loss, divorce, illness or personal bankruptcy, among other things) often do not warrant substantial further collection efforts. Furthermore, the application of various federal and state laws, including federal bankruptcy and state insolvency laws, may limit the amount that we can recover in the event a consumer defaults on an unsecured or undersecured loan.

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
Investment Activities
     Our investment securities portfolio is an integral part of our total assets and liabilities management strategy. We use our investments, in part, to further our interest rate risk management objective of reducing our sensitivity to interest-rate fluctuations. Our primary objective in making investment determinations with respect to our securities portfolio is to achieve a high degree of maturity and rate matching between these assets and our interest-bearing liabilities. In order to achieve this goal, we concentrate our investments, which constituted approximately 20.4% of our total assets at December 31, 2008, in U.S. government securities or other securities of similar low risk. The U.S. government and other investment-grade securities in which we invest typically have maturities ranging from 30 days to 30 years.
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

Competition
     We face significant competition in our primary market areas from a number of sources, including eight commercial banks and one savings institution in Sevier County and twelve commercial banks and one savings institution in Blount County. As of June 30, 2008, there were 54 commercial bank branches and three savings institutions branches located in Sevier County and 51 commercial bank branches and one savings institution branch located in Blount County.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other recent federal and state laws have resulted in increased competition from both conventional banking institutions and other businesses offering financial services and products. Mortgage banking firms, finance companies, real estate investment trusts, insurance companies, leasing companies and certain government agencies provide additional competition for loans and for certain financial services. We also compete for deposit accounts with a number of other financial intermediaries, including securities brokerage firms, money market mutual funds, government and corporate securities and credit unions. The primary criteria on which institutions compete for deposits and loans are interest rates, loan origination fees and range of services offered.
     As evidenced by our deposit and loan growth, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have been able to compete with our larger, more established competitors by attracting customers from existing financial institutions as well as from growth in our communities by focusing on providing a high level of customer service and by providing the products most important to our customers. During our operating history, we have been successful in hiring a staff with significant local bank experience that shares our commitment to providing our customers with the highest levels of customer service. While focusing on customer service, we are also able to offer our customers most of the banking services offered by our local competitors, including Internet banking, investment services and sweep accounts.
Employees
     We currently employ a total of 179 employees, including 175 full time employees. We are not a party to any collective bargaining agreements with our employees, and we consider relations with our employees to be good.
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
Bank Holding Company Regulation
     The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve under the BHC Act. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company and may examine non-bank subsidiaries the Company may acquire.
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
     The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies. See the discussion regarding the GLB Act in “Bank Holding Company Regulation” above.
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
     The GLB Act and federal bank regulations have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Under current OCC regulations, the Bank has intermediate small bank status. The requirements for an intermediate small bank to meet its CRA objectives are more stringent than those for a small bank, but less so than those for large banks.
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
Sarbanes-Oxley Act
     We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board thereunder. In particular, we are required to include management reports on internal controls as part of our annual report for the year ended December 31, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act. We have spent significant amounts of time and money on compliance with these rules and anticipate a similar burden going forward. We completed our assessment of our internal controls in a timely manner and management’s report on internal controls is included in Item 9A of this report. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.
Emergency Economic Stabilization Act
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (the “EESA”), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. Several programs have been initiated by the U.S. Treasury, the Board of Governors of the Federal Reserve and the FDIC to stabilize the financial system. The U.S. Treasury’s Troubled Asset Relief Program and Capital Purchase Program (the “TARP/CPP”) was created to invest up to $250 billion into banks and savings institutions of all sizes. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Company decided, after very careful consideration, not to participate in this program. The Company and the Bank are both well-capitalized and management believes the Company and the Bank will continue to be well-capitalized going forward. The FDIC also began to temporarily provide a 100% guarantee of the senior debt of all FDIC insured institutions, as well as deposits in noninterest-bearing deposit accounts under its Temporary Liquidity Guarantee Program (the “TLGP”). The Bank is participating in the transaction account guarantee component of the TLGP as discussed in more detail under “FDIC Insurance Assessments” below.
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
     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of

4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, or a Tier 1 capital ratio of less than 4% (3% in certain circumstances), (iv) significantly undercapitalized if it has a total capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%, or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.
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
     As of December 31, 2008, the consolidated capital ratios of the Company and Bank were as follows:

	Regulatory Minimum to be
	Adequately Capitalized	Company	Bank
Tier 1 capital ratio	4.0%	13.34%	13.19%
Total capital ratio	8.0%	14.44%	14.29%
Leverage ratio	3.0-5.0%	10.51%	10.41%
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
     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Company and the Bank are considered “well capitalized,” and brokered deposits are not restricted.
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
Fiscal and Monetary Policy
     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Mountain National and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Mountain National and its subsidiary cannot be predicted. During 2008, the Federal Reserve reduced the targeted federal funds rate seven times for a total of 4.00 - 4.25%. The year-end targeted federal funds rate was expressed as a range from 0.00 — 0.25%. During 2008, the Federal Reserve also reduced the discount rate eight times for a total of 4.25%.
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
     Beginning in October 2008, the FDIC temporarily increased FDIC deposit insurance coverage per separately insured depositor to $250,000 through December 31, 2009. On January

1, 2010, the standard coverage limit is scheduled to return to $100,000 for all deposit accounts, except for certain retirement accounts.
     The Bank is subject to FDIC deposit insurance assessments (“DIF assessments”). The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, “well capitalized,” “adequately capitalized” or “undercapitalized,” and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC.
     In addition to DIF assessments, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation (“FICO”). The FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FICO assessments are set quarterly and ranged from 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the last quarter of 2007 and from 1.12 basis points in the first quarter of 2008 to 1.14 basis points in the last quarter of 2008. The FICO assessment rate for the first quarter of 2009 is 1.04 basis points.
     During the two years ended December 31, 2008 and 2007, the Bank paid $48,733.99 and $44,815.83, respectively, in FICO assessments. The Bank paid $254,246.14 during 2008 for FDIC deposit insurance premiums.
     In October 2008, the FDIC introduced the TLGP, a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of noninterest-bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount. The Bank is not participating in the debt guarantee program. The Bank is presently participating in the transaction account guarantee program and, as such, all funds in covered accounts held through December 31, 2009 will be covered with a full guarantee. In connection with this guarantee, a 10 basis point annual rate surcharge will be assessed on amounts in covered accounts exceeding $250,000.
     In order to restore reserves and ensure that the DIF assessments will be able to adequately cover losses from future bank failures, the FDIC, in October 2008, proposed amendments to its deposit insurance rules to alter the way the assessment system differentiates risks among insured institutions and to change assessment rates, including base assessment rates, in order to increase assessment revenue. A uniform assessment increase for the first quarter of 2009 was adopted as a final rule in December 2008. The FDIC has also proposed further base rate assessment adjustments effective April 1, 2009. We cannot currently provide any assurance as to the amount of any proposed increase in the Bank’s deposit insurance premium rate, should there be an increase, because any increase would be dependent upon a number of factors, some of which are beyond the Bank’s control.

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
     Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:
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
Statistical Information
     Certain statistical and financial information (as required by Guide 3, “Statistical Disclosure by Bank Holding Companies” of the Exchange Act Industry Guides) is included in response to Item 7 of this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.
     Negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions, including the Bank, resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact the Company’s financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.
We have a concentration of credit exposure to borrowers dependent on the tourism industry.
     Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains ten primary concentrations of credit by industry, of which five are directly related to the tourism industry. At December 31, 2008, approximately $180 million in loans, representing approximately 43% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the five categories included in the industry concentration amounts noted above. The tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue; however, if the tourism industry experiences an economic slowdown and, as a result, the borrowers in this industry are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.
A portion of our loan portfolio is secured by homes that are being built for sale as vacation homes or as second homes for out of market investors or homes that are used to generate rental income.
     Our borrowers rely to some extent upon rental income to service real estate loans secured by rental properties, or they rely upon sales of the property for construction and development loans secured by homes that have been built for sale to investors living outside of our market area as investment properties, second homes or as vacation homes. If tourism levels in our market area were to decline significantly, the rental income that some of our borrowers utilize to service their obligations to us may decline as well and these borrowers may have difficulty meeting their obligations to us which could adversely impact our results of operations. In addition, sales of vacation homes and second homes to investors living outside of our market area have slowed and are expected to remain at reduced levels throughout 2009. Borrowers that are developers or builders whose loans are secured by these vacation and second homes and whose ability to repay their obligations to us is dependent on the sale of these properties may have difficulty meeting their obligations to us if these properties are not sold timely or at values in excess of their loan amount which could adversely impact our results of operations.
Our business is subject to local real estate market and other local economic conditions.
     Adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2008, approximately 89% of our loans were secured by real estate. Of this amount, approximately 30% were commercial real estate loans, 32% were residential real estate loans and 38% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, could adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. If we experience significant construction loan loss because the cost and value of a construction loan project is inaccurately estimated or because of a general economic downturn, our results of operations could be adversely impacted and our net book value could be reduced.

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
     To continue to grow, we will need to provide sufficient capital to the Bank through earnings generation, additional equity offerings, the issuance of additional trust preferred securities or borrowed funds or any combination of these sources of funds. Should we incur indebtedness, we could be required to obtain certain regulatory approvals beforehand if we are not well-capitalized under regulatory standards. Should our growth exceed our expectations, we may need to raise additional capital over our projected capital needs. However, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
     If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover the inherent risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, other factors and other pertinent information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings.

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
     We face significant competition in our primary market areas from a number of sources, currently including eight commercial banks and one savings institution in Sevier County and twelve commercial banks and one savings institution in Blount County. As of June 30, 2008, there were 54 commercial bank branches and three savings institutions branches located in Sevier County and 51 commercial bank branches and one savings institution branch located in Blount County. Most of our competitors have been in existence for a longer period of time, are better established, have substantially greater financial resources and have more extensive facilities than we do. Because of the size and established presence of our competitors in our market area, these competitors have longer-term customer relationships than we maintain and are able to offer a wider range of services than we offer.
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
     Although our common stock is publicly traded on the OTC bulletin board, our common stock has substantially less daily trading volume than the average trading market for companies quoted on the Nasdaq Global Market, or any national securities exchange. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.
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
     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. As economic conditions deteriorate, our regulators may review our operations with more scrutiny and we may be subject to increased regulatory oversight which could adversely affect our operations.
     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.
The enactment of Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 may not be able to stabilize the U.S. financial system or the economy and may significantly affect the Company’s financial condition, results of operation or liquidity.
     On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) in an effort to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA or ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.
     There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Stress on the Federal Home Loan Bank system may cause our results of operations and financial condition to be adversely affected.
     In recent months, the financial media has disclosed that the nation’s FHLB system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several FHLB institutions have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that they may suspend dividend payments to their members. We are a member of the FHLB of Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, the FHLB system (including FHLB of Cincinnati) in the future may have to, not only suspend dividend payments, but also curtail advances to member institutions like us. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other funding sources, which may negatively impact our net interest margin and results of operations.
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
ITEM 2. PROPERTIES
     The Bank currently operates from its main office in Sevierville, Tennessee and nine branch offices located in Gatlinburg, Pigeon Forge, Seymour, Kodak and Maryville, Tennessee. Additionally, during the first quarter of 2009, the Bank opened its Blount County regional headquarters in Maryville, Tennessee. The main office, which is located at 300 East Main, Sevierville, Tennessee 37862, contains approximately 24,000 square feet and is owned by the Bank.
     The Blount County regional headquarters opened for business during the first quarter of 2009 and is located at 1820 W. Broadway, Maryville, Tennessee. The building contains approximately 12,000 square feet and is owned by the Bank.
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
     The Justice Center branch opened for business during the second quarter of 2008 and is located on land leased by the Bank at 1002 E. Lamar Alexander Parkway, Maryville, Tennessee. The branch contains approximately 3,900 square feet. The lease expires in 2013 and includes renewal options for six additional five-year terms.
     The Operations Center, owned by the Bank, contains approximately 40,000 square feet and is located on Red Bank Road in Sevierville, Tennessee. We completed construction of a 16,000 square foot addition, which is included in the 40,000 square foot total, during the first quarter of 2009.
     In addition to our twelve existing locations including the Operations Center, we began construction of a branch in Sevier County during the third quarter of 2008 with an anticipated completion date during the second quarter of 2009. We will have twelve branches when this one is completed, including the Main and Regional offices. Additionally, we hold one property in Knox County, Tennessee, which we intend to use as a future branch site.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is not a large market for the Company’s shares, which are quoted on the OTC Bulletin Board under the symbol “MNBT” and are not traded on any national exchange. Trading is generally limited to private transactions and, therefore, there is limited reliable information available as to the number of trades or the prices at which our stock has traded. Management has reviewed the limited information available regarding the range of prices at which the Company’s common stock has been sold. The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices. This data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock:

	Market Price Range
	Per Share
Yeart/Period	High	Low
2008:	$24.46	$16.20
First Quarter	23.30	19.82
Second Quarter	24.46	19.81
Third Quarter	21.53	18.10
Fourth Quarter	17.61	16.20

2007:	$28.57	$22.00
First Quarter	26.67	25.71
Second Quarter	27.67	25.71
Third Quarter	28.57	27.43
Fourth Quarter	27.43	22.00
     On March 9, 2009, the last reported sale price for the common stock was $11.75 per share.
     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. They have been adjusted to reflect the five percent stock dividends issued February 2007 and March 2008.
     As of the date of this filing, the Company has approximately 2,000 holders of record of its common stock. The Company has no other class of securities issued or outstanding.
     Dividends from the Bank are the Company’s primary source of funds to pay dividends on its capital stock. Under the National Bank Act, the Bank may, in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank’s ability to pay dividends to the Company. Additional information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in this report under “Item 1 — Business- Supervision and Regulation.”
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
     During November 2008, the Board of Directors approved a special cash dividend of $0.38 per issued and outstanding share of Common Stock for stockholders of record as of November 26, 2008. The dividend totaling approximately $1,013,000 was paid on December 15, 2008.
Issuer Purchases of Equity Securities
     On July 6, 2007, the Company announced the authorization by the Board of Directors of a repurchase plan of up to $500,000 of the Company’s common stock prior to June 27, 2008. On July 7, 2008, the Company announced the first expansion of this share repurchase plan. Under the expansion, an additional $300,000 in repurchases of Company common stock was authorized, over and above the initial $500,000 authorization. On October 24, 2008, the Company announced a second expansion of the share repurchase program. The second expansion authorizes the repurchase of an additional $700,000 of Company common stock, bringing the total amount of the repurchase plan including all expansions to $1,500,000. The expiration date of the ongoing repurchase plan was extended to June 27, 2009. However, during the fourth quarter of 2008, the authorized repurchase amount was exhausted. The stock repurchases were accomplished in private or open-market purchases and the timing of the repurchases and the number of shares of common stock purchased were dependent upon prevailing market conditions, share price, and other factors.
     The following table provides certain information for the fourth quarter ended December 31, 2008 with respect to the Company’s repurchase of common stock.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs
October 1-31, 2008	—	$—	—	$859,325
November 1-30, 2008	31,650	17.74	31,650	297,850
December 1-31, 2008	17,402	17.11	17,402	—

Total	49,052	$17.48	49,052	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations for the two-year period ended December 31, 2008, and our financial condition at December 31, 2007 and 2008. We have provided comparisons of financial data as of and for the fiscal years ended December 31, 2007 and 2008, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. The following discussion should be read in conjunction with our consolidated audited financial statements, including the notes thereto, and the selected consolidated financial data presented elsewhere in this Annual Report on Form 10-K.
Overview
     We conduct our business, which consists primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, our regional headquarters in Maryville, TN, and through nine additional branches in Sevier County and Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate segment of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue.
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
Valuation of Investment Securities
     Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions — global, regional or related to industries of specific issuers — could adversely affect these values. We recorded no other than temporary impairment of our investment securities during 2007 or 2008.
Allowance and Provision for Loan Losses
     The allowance and provision for loan losses are based on management’s assessments of amounts that it deems to be adequate to absorb losses inherent in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge-off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area undergo an unexpected and adverse change, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area undergo an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan losses.
Results of Operations for the Years Ended December 31, 2008 and 2007
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
In 2008 and 2007, our other principal sources of revenue were service charges on deposit accounts and credit/debit card related income. During 2008, other noninterest income included a significant gain on sale of property discussed in more detail under “Noninterest Income” below.
Net Income
     The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Years Ended December 31,		Dollar Change	Percent Change
	2008	2007	2008 to 2007	2008 to 2007
Interest income	$35,193	$36,714	$(1,521)	-4.14%
Interest expense	16,934	19,028	(2,094)	-11.00%

Net interest income	18,259	17,686	573	3.24%
Provision for loan losses	2,275	982	1,293	131.67%

Net interest income after provision for loan losses	15,984	16,704	(720)	-4.31%
Noninterest income	4,453	3,742	711	19.00%
Noninterest expense	16,330	15,240	1,090	7.15%

Net income before income taxes	4,107	5,206	(1,099)	-21.11%
Income tax expense	827	1,294	(467)	-36.09%

Net income	$3,280	$3,912	$(632)	-16.16%

Total revenues	$39,646	$40,456
Total expenses	36,366	36,544

Basic earnings per share	1.24	1.68
Diluted earnings per share	1.24	1.61
     The decrease in net income in 2008 as compared with 2007 was primarily attributable to the increase in the provision for loan losses as well as compression in the Company’s net interest margin. The increase in the provision for loan losses was primarily due to the increasing risk inherent in our loan portfolio during the current economic climate, primarily within the real estate construction and development segment of the portfolio. The increase in the provision was also necessary due to growth in our loan portfolio during 2008. Total average loans increased approximately $43,887,000 from December 31, 2007 to December 31, 2008. While the average balance of our loan portfolio increased, the average rate earned on these loans decreased 148 basis points during 2008 from 8.65% at December 31, 2007, to 7.17% at December 31, 2008. These opposing factors resulted in an overall decrease in interest income earned on loans of approximately $2,346,000. The increase in the average balance of our securities portfolio, approximately $21,811,000 during 2008, resulted in an increase in the related interest income of approximately $1,030,000. This increase was primarily related to the increase in volume. The average interest rate earned on investment securities decreased 4 basis points from 4.92% at December 31, 2007, to 4.88% at December 31, 2008. Despite the net decrease in interest income, net interest income increased during 2008. The increase in net interest income is due to the relatively more significant decrease in interest expense. The average balance of interest-bearing deposits increased approximately $46,859,000 during the year, however; the average rate paid on those deposits decreased from 4.53% at December 31, 2007, to 3.40% at December 31, 2008, a decrease of 113 basis points. The resulting decrease in interest expense related to deposits was approximately $2,157,000. Additionally, the average balance of FHLB advances and other borrowings increased approximately $22,054,000 from 2007 to 2008. The average rate paid on these borrowings decreased 84 basis points during the year, but the increase in volume was enough to offset the benefit derived from the lower rate. Interest expense on these borrowed funds increased approximately $315,000 from 2007 to 2008. The considerable decreases in the rates earned on interest-earning assets and the rates paid on interest-bearing liabilities are rooted in the numerous rate cuts enacted by the Federal Reserve’s Federal Open Market Committee (“FOMC”) beginning in the third quarter of 2007 and continuing through December 2008. The FOMC decreased the target federal funds rate ten times during that period resulting in a total decrease of 400-425 basis points. In December 2008, the final rate cut resulted in a target funds rate expressed as a range from 0.00-0.25%. The increase in noninterest expense, which exceeded the increase in noninterest income, also contributed to the decrease in net income. The components of noninterest income and noninterest expense are discussed under the headings “Noninterest Income” and “Noninterest Expense” below.
     During 2007, management anticipated the downward pressure on interest rates would continue into 2008. As a result, the Bank continued to increase the fixed rate loan portfolio during the first two quarters of 2008 utilizing interest rate floors in an attempt to somewhat mitigate the effect of the decreasing rate environment. As the FOMC continued to decrease the federal funds rate during the third and fourth quarters of 2008, the Bank began to make loans tied to prime adjusting daily, with interest rate floors exceeding the prime rate in most instances. The fixed rate loans and the interest rate floors have positively impacted our results of operations during 2007 and 2008. If rates begin to rise during 2009, our shift to loans tied to prime repricing daily will have an even more significant positive impact on our results of operations as the interest rates on those loans begin to exceed their rate floors.
     Basic and diluted earnings per share were $1.24 and $1.24, respectively, for 2008, compared to $1.68 and $1.61, respectively, for 2007 reflecting the decrease in net income from 2007 to 2008 as well as an increase in the average number of shares outstanding as a result of option exercises as well as payment of a 5% stock dividend, offset, in part, by share repurchases. See “Note 14 Stock Options and Warrants” for a more detailed discussion of shares issued.
     The Bank’s net interest margin, the difference between the yields on earning assets, including loan fees, and the rate paid on funds to support those assets, declined 34 basis points from 3.81% at December 31, 2007, to 3.47% at December 31, 2008. Management anticipated narrowing margins during 2008, however; the magnitude of the compression was greater than expected due to the unprecedented actions by the FOMC. See the section titled “Interest Expense and Net Interest Margin,” below for a more detailed discussion.
     The following chart illustrates our net income for the periods indicated. The changes below were impacted by changes in rate as well as changes in volume:

	2008	2007
First Quarter	$790,580	$901,478
Second Quarter	929,137	1,026,037
Third Quarter	868,204	1,006,677
Fourth Quarter	692,287	977,902

Annual Total	$3,280,208	$3,912,094

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

Average Balance Sheet and Analysis of Net Interest Income
for the Years Ended December 31, 2008 and 2007
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Loans (1)(2)	$417,124	$373,237	$29,921	$32,267	7.17%	8.65%
Investment Securities: (3)
Available for sale	101,035	80,168	4,917	3,915	4.87%	4.88%
Held to maturity	2,073	1,916	96	92	4.63%	4.80%
Equity securities	3,974	3,187	210	186	5.28%	5.84%

Total securities	107,082	85,271	5,223	4,193	4.88%	4.92%
Federal funds sold and other	2,147	5,116	49	254	2.28%	4.96%

Total interest-earning assets	526,353	463,624	35,193	36,714	6.69%	7.92%
Nonearning assets	56,617	45,361

Total Assets	$582,970	$508,985

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	142,020	127,704	3,067	4,949	2.16%	3.88%
Savings deposits	13,815	8,673	269	91	1.95%	1.05%
Time deposits	224,055	196,654	9,579	10,032	4.28%	5.10%

Total interest bearing deposits	379,890	333,031	12,915	15,072	3.40%	4.53%
Securities sold under agreements to repurchase	5,093	5,815	129	158	2.53%	2.72%
Federal Home Loan Bank advances and other borrowings	83,024	60,970	3,127	2,812	3.77%	4.61%
Subordinated debt	13,403	13,403	763	986	5.69%	7.36%

Total interest-bearing liabilities	481,410	413,219	16,934	19,028	3.52%	4.60%
Noninterest-bearing deposits	48,331	53,336	—	—

Total deposits and interest- bearings liabilities	529,741	466,555	16,934	19,028	3.20%	4.08%

Other liabilities	2,616	2,565
Shareholders’ equity	50,613	39,865

	$582,970	$508,985

Net interest income			$18,259	$17,686

Net interest spread (4)					3.17%	3.32%
Net interest margin (5)					3.47%	3.81%

(1)	Interest income from loans includes total fee income of approximately $1,786,000 and $2,138,000 for the years ended December 31, 2008 and 2007, respectively.

(2)	For the purpose of these computations, non-accrual loans are included in average loans.

(3)	Tax-exempt income from investment securities is not presented on a tax-equivalent basis.

(4)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(5)	Net interest margin is the result of net interest income divided by average interest-earning assets for the period.

     As mentioned above the increase in net interest income was attributable to changes in both rate and volume during 2008. Although net interest income increased during 2008, in a stable interest rate environment, the Company would typically experience a more substantial increase in interest income if it was able to grow its interest-earning assets, particularly the loan portfolio. However, during 2008, the growth of our interest-earning assets that generally would have resulted in an increase in interest income was largely offset by the reduction in yields earned on those interest-earning assets. The largest factor contributing to our growth in net interest income during 2008 was the reduction in rates paid on interest-bearing deposit accounts, particularly the 172 basis point decrease in the average rate paid on interest bearing demand deposits that resulted in a large decrease in interest expense. Additionally, the 82 basis point decrease in the rate paid on time deposits created a net reduction in interest expense related to time deposits. The expense reductions in both categories of deposits were recognized in spite of significant increases in the average balances outstanding from 2007 to 2008.
     The second largest factor contributing to the growth in our net interest income during 2008 was the approximately $22,000,000 growth in the average balance of our portfolio of securities, which was funded primarily by the approximately $25,000,000 growth in average public funds deposits. These public funds consist of NOW accounts and certificates of deposit. Interest income related to our securities was slightly affected by a modest decline in the average rate earned on these investments.
     The interest income we earn on loans is the largest component of net interest income and the Bank’s net interest margin. Despite the approximately $44,000,000 increase in average loans outstanding during 2008, the related interest income decreased for the year due to the 148 basis point decrease in the average yield on loans. Certain loan terms and conditions such as repricing frequency, rate floors and fixed interest rates have been used by the Bank in an attempt to limit exposure in a depressed rate environment.
Rate and Volume Analysis
     The following table sets forth the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by current year volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(dollars in thousands)

	2008 Compared to 2007
	Increase (decrease)
	due to change in
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	$(6,142)	$3,796	$(2,346)
Interest on securities	(43)	1,073	1,030
Interest on Federal funds sold and other	(58)	(147)	(205)

Total interest income	(6,243)	4,722	(1,521)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(2,424)	720	(1,704)
Interest on time deposits	(1,851)	1,398	(453)
Interest on other borrowings	(989)	1,052	63

Total interest expense	(5,264)	3,170	(2,094)

Net interest income	$(979)	$1,552	$573
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
     The increase in the provision for loan losses during 2008 as compared to 2007 was based on management’s evaluation of the overall allowance for loan losses relative to management’s assessment of the risk of losses inherent in our loan portfolio. Total loans increased approximately $21 million during 2008 as compared to an increase of approximately $53 million during 2007. Management has continued to focus on maintaining our allowance for loan losses at levels that reflect the risk associated with the loan portfolio.
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

Noninterest Income
     The following table presents the major components of noninterest income for 2008 and 2007 (dollars in thousands).

	Years Ended December 31,		Dollar Change	Percent Change
	2008	2007	2008 to 2007	2008 to 2007
Service charges on deposit accounts	$1,424	$1,414	$10	0.71%
Other fees and commissions	1,222	1,153	69	5.98%
Gain on sale of mortgage loans	163	323	(160)	-49.54%
Gain on sale of securities	179	—	179	100.00%
Other noninterest income	1,465	852	613	71.95%

Total noninterest income	$4,453	$3,742	$711	19.00%

     The principal components of noninterest income during 2008 and 2007 were service charges on deposits, fees associated with credit/debit cards included in “other fees and commissions”, and income resulting from the increase in the cash surrender value of bank owned life insurance (“BOLI”). Additionally, during 2008, we sold two pieces of excess Bank property resulting in a total gain on sale of approximately $882,000. During 2007, property held in other real estate owned was sold for a total gain of approximately $274,000. The approximately $53,000 increase in credit/debit card income for 2008, was due to the increase in the Bank’s customer base and their continued increased usage of debit and credit cards. The decrease in gain on sale of mortgage loans during 2008 was due to a further reduction in staff of the mortgage department and a continued general downturn in the home sales market in the Sevier and Blount County market areas during the year. In addition to the property transaction gains mentioned above, the increase in other noninterest income included an increase of approximately $93,000 from the cash surrender value of BOLI partially resulting from the Bank’s investment of an additional $2,000,000 in BOLI during February 2008. Other noninterest income also increased approximately $36,000 for 2008 due to the income generated from the Bank’s investment in Appalachian Fund for Growth II, an LLC the Bank invested in during the first quarter of 2006 that invests in low income areas and which generates tax credits for its members like the Company.
Interest Expense and Net Interest Margin
     The decrease in interest expense during 2008 as compared to 2007 was primarily due to the general decrease in interest rates paid on deposits, primarily demand deposit accounts and time deposits (including brokered deposits), as well as subordinated debt. The increases in the average balance of time deposits of approximately $27 million and interest-bearing demand deposits of approximately $14 million were not large enough to counteract the effects of the lower rates paid. Savings deposits was the only component of interest-bearing liabilities that had an increase in the average rate paid during the year. The average rate paid on savings deposits increased 90 basis points from 1.05% at December 31, 2007 to 1.95% at December 31, 2008. This increase was the result of the continued success of a new competitive rate savings product. Interest expense on subordinated debt decreased during 2008 due exclusively to the 167 basis point decrease in the average rate paid on this debt which is priced at a spread above 3-month

LIBOR. Interest expense on Federal Home Loan Bank advances and other borrowings increased during the year due to the approximately $22,054,000 increase in volume, offset in part by the 84 basis point decrease in the average rate paid.
     Even as our cost of interest-bearing deposits has declined due to the actions of the FOMC, the local competition for deposits, in some instances, has and could continue to cause interest rates paid on deposits to remain above market levels during 2009.
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 3.47% during 2008 versus 3.81% in 2007, a decrease of 34 basis points. The decrease in our net interest margin reflects a decrease in the average spread in 2008 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 123 basis points to 6.69% at December 31, 2008, as compared to 7.92% at December 31, 2007, and the rates we paid on interest-bearing liabilities, which had a slightly less substantial decrease of 108 basis points in the overall rate to 3.52% at December 31, 2008, versus 4.60% at December 31, 2007. Our interest-earning assets, including approximately $140,000,000 in loans tied to prime that reprice immediately, reprice more quickly than our interest-bearing liabilities, particularly time deposits and borrowings with a fixed rate and term. Therefore, during the continuous, declining interest rate environment that began in the third quarter of 2007 and continued throughout 2008, our net interest margin has been compressed as our interest-sensitive assets and liabilities reprice at their expected speeds. Our interest-earning assets are likely much closer to their current rate environment yield levels than are our interest-bearing liabilities. As these interest-bearing liabilities continue to reprice, our margin should begin to expand. When market interest rates begin to increase, our net interest margin should also begin to increase. Additionally, our net interest margin was negatively impacted by the approximately $12 million decrease in noninterest-bearing demand deposits during 2008. This negative effect will continue as long as and to the extent that the balance of noninterest-bearing demand deposits is reduced.
Noninterest Expenses
     The following table presents the major components of noninterest expense for 2008 and 2007 (dollars in thousands).

	Years Ended December 31,		Dollar Change	Percent Change
	2008	2007	2008 to 2007	2008 to 2007
Salaries and employee benefits	$9,232	$8,992	$240	2.67%
Occupancy expenses	1,324	1,080	244	22.59%
Other operating expenses	5,774	5,167	607	11.75%

Total noninterest expense	$16,330	$15,239	$1,091	7.16%

     The largest component of our non-interest expense continues to be the cost of salaries and employee benefits, which increased by approximately $240,000 during 2008. However, the most significant increase in noninterest expenses during 2008 was related to other operating expenses, including an increase in FDIC assessments of approximately $208,000, an increase in loss on other real estate owned of approximately $128,000, an increase in ATM/Debit card expense of approximately $107,000 reflecting the expense of implementing a new debit card reward points program as well as an increase in the volume of cardholders and transactions and an increase in furniture, fixtures and equipment depreciation expense of approximately $95,000 reflecting our expansion. During 2007 and 2008, the Bank continued the expansion of its branch network. This expansion created the need for additional staff in the new branches as well as in support areas. The increase in salaries and employee benefits would have been more significant, but during December 2008, we reversed approximately $438,000 of expense accrued throughout 2008 for an incentive bonus that is paid out if the Bank’s net income for the year exceeds management’s projected budget. It became apparent during December that the budget figure would not be reached. The comparable expense included in total salary expense for 2007 is approximately $525,000. During 2009, we anticipate opening only one additional branch. Accordingly, construction expenses and personnel costs are expected to stabilize. We do, however, expect our FDIC assessments to continue to increase in 2009 when compared to 2008 levels as the FDIC seeks to replenish its reserve funds and as a result of our participation in the TLGP transaction account guarantee program. This increase may be significant. We may also experience an increase in the loss on sale of other real estate owned in 2009 and increased expenses to hold, market and dispose of other real estate owned, particularly if the amount of other real estate owned continues to increase.
Income Taxes
     Our provision for income taxes and effective tax rates for 2008 and 2007 were as follows:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Provision	Effective Tax Rates
2008	$827	20.14%
2007	1,294	24.86%
     The Bank’s effective tax rate decreased during 2008 due primarily to the continuing tax benefits generated from the formation of MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006 the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership invested in a program that generated a federal tax credit in the amount of approximately $200,000 per year during 2007 and 2008. Additionally, the partnership generated a single $200,000 State of Tennessee tax credit for tax year 2006 that can be utilized over a maximum of 20 years to offset state tax liabilities. Increased tax-exempt income generated from municipal bonds and bank owned life insurance also contributed to the lower effective tax rate in 2008.

Discussion of Financial Condition
General Discussion of Our Financial Condition
     The following is a summary comparison of selected major components of our financial condition for the periods ended December 31, 2008 and 2007 (dollars in thousands):

	2008	2007	$ change	% change
Cash and equivalents	$14,590	$16,329	$(1,739)	-10.65%
Loans	420,429	397,674	22,755	5.72%
Allowance for loan losses	5,292	3,974	1,318	33.17%
Investment securities	126,695	83,162	43,533	52.35%
Premises and equipment	31,484	25,427	6,057	23.82%
Other real estate owned	9,444	1,329	8,115	610.61%

Total assets	621,373	541,496	79,877	14.75%

Noninterest-bearing demand deposits	44,652	56,307	(11,655)	-20.70%
Interest-bearing demand and savings deposits	163,565	139,319	24,246	17.40%
Time deposits	246,449	208,748	37,701	18.06%

Total deposits	454,666	404,374	50,292	12.44%

Federal funds purchased	22,580	1,300	21,280	1636.92%
Federal Home Loan Bank advances	72,900	65,356	7,544	11.54%
Subordinated debentures	13,403	13,403	—	0.00%

Total liabilities	570,379	492,548	77,831	15.80%

Accumulated other comprehensive loss	(148)	(279)	131	46.95%
Total shareholders’ equity	$50,994	$48,948	$2,046	4.18%
Loans
     At December 31, 2007 and 2008, loans comprised 80.8% and 76.1% of our total earning assets, respectively. This decrease was caused by the more significant, relative increase in our investment securities portfolio which was driven primarily by increased pledging requirements related to an increase in public funds deposits. Total earning assets as a percent of total assets, were 88.9% at December 31, 2008, compared to 90.8% at December 31, 2007. This decrease in total earning assets relative to total assets in 2008 was attributable to the increase in premises and equipment related to expansion and the construction of new branches and the expansion of our operations center as well as the increase in other real estate owned. The increase in securities as a percentage of our total earning assets could negatively impact our results of operations in 2009 as securities typically generate a lower yield than loans.

     Loan Portfolio. Our loan portfolio consisted of the following loan categories and amounts as of the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004
			(in thousands)
Commercial, financial, agricultural	$37,632	$35,929	$26,062	$15,375	$9,870
Real estate — construction, development	142,370	150,844	137,989	80,719	55,618
Real estate — mortgage	231,999	201,011	173,085	144,898	134,272
Consumer and other	8,428	9,890	7,572	7,872	9,418

Less allowance for loan losses	5,292	3,974	3,524	2,634	2,281
Loans, net	$415,137	$393,700	$341,184	$246,230	$206,897
     Commercial and consumer loans tend to be more risky than loans that are secured by real estate, however, the Bank seeks to control this risk with adherence to quality underwriting standards. Real estate construction and development loans do, however, involve risk and if the underlying collateral, which in the case of acquisition and development loans may involve large parcels of real property, is not equal to the value of the loan, we may suffer losses if the borrower defaults on its obligation to us.
     Maturities and Sensitivities of Loan Portfolio to Changes in Interest Rates. Total loans as of December 31, 2008 are classified in the following table according to maturity or scheduled repricing:

	One year	Over one year	Over three years	Over five
	or less	through three years	through five years	years
		(in thousands)
Commercial, financial, agricultural	$14,358	$8,274	$7,984	$7,016
Real estate — construction, development	101,661	21,089	15,622	3,999
Real estate — mortgage	97,839	89,167	30,855	14,137
Consumer and other	5,262	1,676	1,234	256

Total	$219,120	$120,206	$55,695	$25,408
     Of our loans maturing more than one year after December 31, 2008, approximately $93,508,000 had fixed rates of interest and approximately $107,801,000 had variable rates of interest. At December 31, 2008, loans to sub-dividers/developers were 15.9% of total loans. No other concentrations of credit exceeded ten percent of our total loans.
Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, impairment of loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. Based on an analysis of the credit quality of the loan portfolio prepared by the Bank’s loan review officer, the CFO presents a quarterly analysis of the adequacy of the allowance for loan losses for review by our board of directors.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the level of risk in the loan portfolio. During their routine examinations of banks, regulatory agencies may advise the bank to make additional provisions to its allowance for loan losses, which would negatively impact a bank’s results of operations, when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the bank’s management.
     Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry and loans to subdividers and developers of land. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At December 31, 2008, approximately $180 million in loans, or 43% of total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve as compared to approximately $179 million in loans, or 45% of total loans, at December 31, 2007. The most significant increase in this category was for sub-dividers/developers which increased approximately $8 million to approximately $66 million. This increase was somewhat offset by the decrease in loans to hotel & motel franchise operators of approximately $5 million to approximately $25 million.
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
     Non-accrual loans as a percentage of total loans increased from 0.04% at December 31, 2007 to 2.79% at December 31, 2008 while the ratio of nonperforming assets (loans past due 90 days or more and still accruing, loans on nonaccrual and other real estate owned) to total loans increased from 0.38% at December 31, 2007 to 5.06% at December 31, 2008. The increases in nonaccrual loans and nonperforming assets are related primarily to the reduced sales volume of real estate in Sevier County of land, vacation homes and second homes to investors living outside the county. Although sales volume for these types of properties fell approximately 35% during 2008 as compared to 2007, average sales prices fell by only approximately 5% for the same periods. The tourist industry in Sevier County remained relatively stable during 2008 as compared to 2007 with portions of the industry showing modest declines while others had modest increases. Management expects these trends to continue during 2009, however; if sales of vacation homes or second homes continue to decline, borrowers whose loans are secured by these types of properties may experience difficulty in meeting their obligations to us. Properties included in the other real estate owned category are not expected to create material losses during future periods. Approximately 68% of this category is one income producing hotel and the Bank has hired a hotel management firm to operate it until it is sold. Additionally, loans on nonaccrual are reviewed and current appraisals indicate losses on loans secured by real estate are not expected to cause a material impact on the Bank’s operating results.
     Our allowance for loan losses at December 31, 2008 was approximately $5,292,000, a net increase of approximately $1,318,000 for the year. The allowance for loan losses as a percentage of total loans, non-accrual loans and non-performing assets at December 31, 2008 was 1.26%, 45.19% and 24.86%, respectively, compared to 1.00%, 2,225.54% and 260.41%, respectively, at December 31, 2007. Net charge-offs during 2008 increased from approximately $532,000 in 2007 to approximately $957,000 in 2008, representing a net charge-off ratio of 0.23% in 2008 compared to 0.15% in 2007. Management continues to evaluate and adjust our allowance for loan losses, and presently believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio.
     The following table sets forth, as of the dates indicated, the aggregate value of non-performing loans for the following categories:

	At December 31,
	2008	2007	2006	2005	2004
		(in thousands)
Loans accounted for on a nonaccrual basis	$11,711	$179	$—	$92	$161

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	128	19	470	342	21

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	2,296	—	—	—	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$2,858	$170	$30	$95	$15
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

     The following table sets forth the reduction in interest income we experienced in 2007 and 2008 as a result of non-performance of certain loans during the year:

	2008	2007
	(in thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$748	$7

Interest income that was recorded on nonaccrual loans	2	41
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

     The following table summarizes our loan loss experience and related adjustments to the allowance for loan losses as of the dates and for the periods indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Average balance of loans outstanding	$417,124	$373,237	$292,950	$227,910	$188,481

Balance of allowance for loan losses at beginning of year	3,974	3,524	2,634	2,281	2,142
Charge-offs:
Commercial, financial, agricultural	198	43	—	—	—
Real estate — construction, development	686	158	1	24	—
Real estate — mortgage	41	250	25	40	325
Consumer and other	98	110	23	45	42

Recoveries:
Commercial, financial, agricultural	43	—	—	—	—
Real estate — construction, development	—	—	1	—	17
Real estate — mortgage	11	15	18	10	21
Consumer and other	12	14	5	6	—

Net charge-offs	957	532	25	93	329
Additions to allowance charges to operations	2,275	982	915	446	468
Balance of allowance for loan losses at end of year	5,292	3,974	3,524	2,634	2,281
Ratio of net loan charge-offs during the year to average loans outstanding during the year	0.23%	0.14%	0.01%	0.04%	0.17%
     The following table presents our allocation of the allowance for loan losses to the categories of loans in our loan portfolio as of the dates indicated:

	At December 31,
	2008		2007		2006		2005		2004
		Loan		Loan		Loan		Loan		Loan
		Catergory as		Catergory as		Catergory as		Catergory as		Catergory as
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial	$1,289	8.95%	$968	9.03%	$418	7.56%	$225	3.16%	$226	4.72%
Real estate — construction, development	2,131	33.86%	1,600	37.93%	1,331	40.03%	837	32.43%	584	26.59%
Real estate — mortgage	1,599	55.18%	1,201	50.55%	1,669	50.21%	1,502	58.23%	1,411	64.19%
Consumer, other	273	2.01%	205	2.49%	106	2.20%	70	6.18%	60	4.50%

Total	$5,292	100.00%	$3,974	100.00%	$3,524	100.00%	$2,634	100.00%	$2,281	100.00%
Securities
     Our investment securities portfolio consists of mortgage-backed securities, municipal securities and securities of U.S. government agencies. The investment securities portfolio is the second largest component of our earning assets and represented 22.91% of total earning assets and 20.36% of total assets at year-end 2008. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during 2008 was 4.88% versus 4.92% for 2007, a decrease of 4 basis points. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income/(loss), decreased by $131,403, net of income taxes, during 2008.
     The growth in our investment securities portfolio during 2008 was seen primarily in mortgage-backed securities, which increased 69%, and was attributable to deposit inflows of public funds that are required to be collateralized with these investments. The average yields on these investments generally exceeded the cost of the interest-bearing deposits and borrowings that funded them during 2008. However, the cost of these deposits and the lower yield associated with these securities, when compared to loans, could negatively impact our net interest margin. As interest rates began to fall during the last quarter of 2007 and into 2008, many of our U.S. government agency securities, which were structured as callable investments, were called at the option of the issuing agencies. Included in our investment securities portfolio as of December 31, 2008, was approximately $24,341,000 in tax-exempt municipal securities.
     The carrying amounts of securities at the dates indicated are summarized as follows:

	At December 31,
	2008	2007	2006
	(in thousands)
Securities available for sale:
U.S. Treasury and government agencies and corporations	$5,751	$9,179	$9,535
Corporate securities	175	175	—
Mortgage-backed securities	98,045	57,975	51,367
Obligations of states and political subdivisions	20,607	13,812	13,612

Total	124,578	81,141	74,514
Securities held to maturity:
Obligations of states and political subdivisions	2,117	2,021	1,480
     The following table contains the contractual maturity distribution, carrying value, and weighted-average yield to maturity of our investment securities.

	Maturity
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average Tax	After 1	Average Tax	After 5	Average Tax		Average Tax		Average Tax
	1 year	Equivalent	Year - 5	Equivalent	Years - 10	Equivalent	Over 10	Equivalent		Equivalent
	or less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury and government agencies	$5,252	2.80%	$—	—	$—	—	$500	5.01%	$5,752	2.99%
Corporate securites	—	—	—	—	—	—	115	3.09%	115	3.09%
Mortgage-backed securities	—	—	406	4.71%	8,149	5.08%	89,489	5.44%	98,044	5.40%
Obligations of states and political subdivisions	304	4.53%	1,108	4.94%	3,801	6.31%	15,394	5.86%	20,607	5.87%

Total available for sale	5,556	2.90%	1,514	4.88%	11,950	5.47%	105,498	5.49%	124,518	5.37%

Securities held to maturity:
U.S. Treasury and government agencies	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	659	6.56%	1,458	4.62%	2,117	5.23%

Total held to maturity	—	—	—	—	659	6.56%	1,458	4.62%	2,117	5.23%

Total securities	5,556	2.90%	1,514	4.88%	12,609	5.53%	106,956	5.48%	126,635	5.37%
     We did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2008, except for mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $98,045,000 and $57,975,000 at December 31, 2008 and 2007, respectively.
Deposits
     Asset growth during 2008 was funded primarily by the increase in deposits, federal funds purchased and FHLB advances for the periods ended December 31, 2008 and 2007.
     The balance in total deposits was distributed as follows:

	2008	2007	$ change	% change
Noninterest-bearing demand deposits	$44,652	$56,307	$(11,655)	-20.70%

Total noninterest-bearing deposits	44,652	56,307	(11,655)	-20.70%

NOW accounts	110,420	87,380	23,040	26.37%
Money market accounts	37,167	42,959	(5,792)	-13.48%
Savings	15,978	8,980	6,998	77.93%
Brokered deposits	62,478	48,210	14,268	29.60%
Time deposits	183,971	160,538	23,433	14.60%

Total interest-bearing deposits	410,014	348,067	61,947	17.80%

Total deposits	$454,666	$404,374	$50,292	12.44%
     Brokered deposits are certificates of deposit acquired from approved brokers on terms that are substantially similar to deposits acquired in the local market. Brokered deposits increased approximately $14,000,000 at December 31, 2008 as compared to December 31, 2007. The Bank will continue to rely upon these brokered deposits going forward to fund loan demand and supplement other sources of liquidity due to the relative ease at which these deposits can be acquired and replaced upon maturity and their comparability to local market rates. The average cost of our brokered deposits at December 31, 2008 was 4.36%. During 2009, maturing brokered deposits are being replaced at an average rate of 1.66%, a 270 basis point decrease from the 2008 average, with maturities ranging from 3 to 24 months.
     The average balances of deposit accounts by category and the average rates paid thereon are presented below for the periods indicated:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$48,331	0%	$53,336	0%	$54,163	0%
Interest-bearing demand deposits	142,020	2.16%	127,704	3.88%	120,268	3.72%
Savings deposits	13,815	1.95%	8,673	1.05%	7,860	0.61%
Time deposits	224,055	4.28%	196,654	5.10%	146,014	4.28%

Total	$428,221		$386,367		$328,305

     The balances in time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2008, are shown below by time remaining until maturity:

(dollars in thousands)
Three months or less	$56,944
Over three months through six months	49,298
Over six months through 12 months	47,706
Over 12 months	18,354

Total	$172,302
     The average balance of interest-bearing demand and savings deposits increased approximately $19,458,000 during 2008 The average rate paid on these interest-bearing demand and savings deposits in 2008 was 2.14%, down from 3.70% in 2007.
     We also continue to experience high demand for our certificate of deposit accounts. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for 2008 was 3.40%, down from 4.53% in the prior year.
Shareholders’ Equity
     The increase in shareholders’ equity was primarily the result of the exercise of stock options, offset in part by share repurchases, as discussed in more detail under

“Item 1 — Business,” as well as the impact of net earnings of approximately $3,280,000. Accumulated other comprehensive loss, which represents the net unrealized losses on securities available-for-sale, decreased approximately $131,000 for 2008 to approximately $148,000.
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
     The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2008. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in the period in which they are scheduled to mature while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity dates.

	Analysis of Interest Sensitivity
	As of December 31, 2008
	(dollars in thousands)
	0 – 3	3 – 12	1 – 3	Over three
	months	months	years	years	Total
Federal funds sold	$576	$—	$—	$—	$576
Securities	2,640	13,063	20,139	90,853	126,695
Loans (1)	205,596	75,006	90,961	48,866	420,429

Total interest-earning assets	208,812	88,069	111,100	139,719	547,700

Interest-bearing liabilities:
Interest-bearing demand deposits	147,587	—	—	—	147,587
Savings	15,978	—	—	—	15,978
Time deposits	68,480	143,993	29,106	4,870	246,449
Other borrowings	36,912	—	7,700	55,200	99,812

Total interest-bearing liabilities	268,957	143,993	36,806	60,070	509,826

Interest rate sensitivity gap	$(60,145)	$(55,924)	$74,294	$79,649	$37,874

Cumulative interest rate sensitivity gap	$(60,145)	$(116,069)	$(41,775)	$37,874

Interest rate sensitivity gap ratio	-28.80%	-63.50%	66.87%	57.01%

Cumulative interest rate sensitivity gap ratio	-28.80%	-39.10%	-10.24%	6.92%

(1)	Includes nonaccrual loans
     Beginning in the third quarter of 2007, the Federal Reserve reduced the targeted federal funds rate ten times, for a total of 5.00-5.25% and reduced the discount rate twelve times during the same period, for a total of 5.75%. In December 2008, the final federal funds rate cut resulted in a target rate expressed as a range from 0.00-0.25%.

     At December 31, 2008, the Bank’s cumulative one-year interest rate sensitivity gap ratio was (39.10%), which would tend to indicate that our interest-earning assets will re-price during this period at a rate slower than our interest-bearing liabilities. In a declining interest rate environment that is approaching its trough, this would be expected as our interest-earning assets reprice more quickly than our interest-bearing liabilities and would have more closely followed the magnitude and direction of the changing interest rates. Our interest-earning assets are likely much closer to their current interest rate environment yield levels than a significant portion of our interest-bearing liabilities, particularly time deposits and other longer term borrowings, which should continue to reprice downward as outstanding liabilities originated during periods of higher interest rates mature and get replaced at lower rates. Additionally, the effects of certain categories of interest-bearing liabilities, primarily interest-bearing demand deposits and overnight federal funds purchased, tend to be overstated in our gap analysis and we believe that the spread between our interest-earning assets and interest-bearing liabilities will not be affected as much by the repricing period for these deposits as they will by the current interest rate environment. These particular shorter term liabilities, like our interest-earning assets, are probably at or much closer to their current rate environment yield levels than other longer-term liabilities mentioned above.
Return on Assets and Equity
     The following table summarizes our return on average assets and return on average equity as well as our dividend payout ratio for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended
	At December 31,
	2008	2007	2006
Return on average assets	0.56%	0.77%	0.95%
Return on average equity	6.48%	9.81%	11.26%
Average equity as a percentage of average assets	8.68%	7.83%	8.48%
Cash dividend payout ratio	30.65%	0.00%	0.00%
Capital Adequacy and Liquidity
     Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a market that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $39 million as of December 31, 2008, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB of Cincinnati that the Bank uses to meet short-term liquidity demands.
     Capital adequacy is important to the continued financial safety and soundness and growth of the Bank and the Company. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank and the Company are “well capitalized.”
Regulatory Capital Requirements
     The Bank and Company are subject to minimum capital standards as set forth by federal bank regulatory agencies.
     Capital for regulatory purposes differs from equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale, while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital.
     Total capital at the Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.
The table below set forth the Company’s capital ratios as of the periods indicated:

December 31, 2008
Tier 1 Risk-Based Capital	13.34%
Regulatory minimum	4.00%

Total Risk-Based Capital	14.44%
Regulatory minimum	8.00%

Tier 1 Leverage	10.51%
Regulatory minimum	4.00%
The table below sets forth the Bank’s capital ratios as of the periods indicated:

	December 31, 2008	December 31, 2007
Tier 1 Risk-Based Capital	13.19%	13.10%
Regulatory minimum	4.00%	4.00%
Well-capitalized	6.00%	6.00%

Total Risk-Based Capital	14.29%	13.97%
Regulatory minimum	8.00%	8.00%
Well-capitalized	10.00%	10.00%

Tier 1 Leverage	10.41%	11.24%
Regulatory minimum	4.00%	4.00%
Well-capitalized	5.00%	5.00%

     In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. In June 2006, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust II. This subsidiary issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trusts’ sale of trust preferred securities by issuing junior subordinated debentures to the trusts. Under the Financial Accounting Standards Board’s revised Interpretation No. 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated with the Company for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve’s current rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will continue to treat the eligible portion of its $13,000,000 of trust preferred securities as Tier 1 capital.
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
     The following is a summary of the Bank’s commitments outstanding at December 31, 2008 and 2007.

	2008	2007
	(dollars in thousands)
Commitments to extend credit	$82,097	$125,475
Standby letters of credit	9,885	5,824

Totals	$91,982	$131,299
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans decreased approximately $46,075,000 during 2008, reflecting current economic conditions in our market.
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
Significant Accounting Changes
     The information appearing under “Note 18. Recent Accounting Pronouncements” in the 2008 notes to the financial statements is incorporated herein by reference.
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
ITEM 9A. CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     During the fourth quarter of 2008 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Management assessed the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008 based on the specified criteria.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information appearing under the headings “Proposal #1 Election of Directors,” “Additional Information Concerning the Company’s Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2009 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 5, 2009, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information appearing under the heading “Proposal #1 Election of Directors” and “Compensation of Named Executive Officers and Directors” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2009 Proxy Statement is incorporated herein by reference.
     The information appearing under “Note 14. Stock Options and Warrants” in the 2008 notes to the financial statements is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information appearing under the headings “Certain Relationships and Transactions” and “Proposal #1 Election of Directors” in the 2009 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under the caption “Proposal #2 — Ratification of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial statements. See Item 8.

(a)(2)	Financial statement schedules. Inapplicable.

(a)(3)	The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description of Exhibit

2.1	Plan of Reorganization dated March 28, 2003, by and between the Registrant and Mountain National Bank (included as Exhibit 2.1 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

2.2	Amendment to Plan of Reorganization dated July 1, 2003 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Registrant, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.1	Charter of Incorporation of the Registrant, as amended (included as Exhibit 3.1 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

Exhibit No.	Description of Exhibit

3.2	Bylaws of the Registrant, as amended (included as Exhibit 3.2 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

10.1	Stock Option Plan of the Registrant, as amended (included as Exhibit 10.1 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.2	Stock Option Agreement of Dwight B. Grizzell (assumed by Registrant) (included as Exhibit 10.3 to the Registrant’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.3	Summary Description of Director and Named Executive Officer Compensation Arrangements*

10.4	Form of Warrant Agreement (included as Exhibit 10.5 to the Registrant’s Form SB-2/A filed with the Commission on August 23, 2005)

10.5	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Dwight Grizzell (included as Exhibit 10.2 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.6	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Grace McKinzie (included as Exhibit 10.3 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.7	Employment Agreement dated as of May 18, 2006 by and between Mountain National Bancshares, Inc. and Michael Brown (included as Exhibit 10.4 to the Report on Form 8-K of the Registrant, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.8	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Dwight Grizzell. (included as Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.9	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Dwight Grizzell. (included as Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

Exhibit No.	Description of Exhibit

10.10	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Michael Brown. (included as Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.11	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Michael Brown. (included as Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.12	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Grace McKinzie. (included as Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.13	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Grace McKinzie. (included as Exhibit 10.13 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.
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
Date: March 31, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dwight B. Grizzell	Date: March 31, 2009

Dwight B. Grizzell, President, Chief Executive Officer and Director

/s/ Richard A. Hubbs	Date: March 31, 2009

Richard A. Hubbs, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James E. Bookstaff	Date: March 31, 2009

James E. Bookstaff, Director

/s/ Gary A. Helton	Date: March 31, 2009

Gary A. Helton, Director

/s/ Charlie R. Johnson	Date: March 31, 2009

Charlie R. Johnson, Director

/s/ Sam L. Large	Date: March 31, 2009

Sam L. Large, Director

/s/ Jeffrey J. Monson	Date: March 31, 2009

Jeffrey J. Monson, Director

/s/ Linda N. Ogle	Date: March 31, 2009

Linda N. Ogle, Director

/s/ Michael C. Ownby	Date: March 31, 2009

Michael C. Ownby, Director

/s/ John M. Parker	Date: March 31, 2009

John M. Parker, Director

/s/ Ruth Reams	Date: March 31, 2009

Ruth Reams, Director

MOUNTAIN NATIONAL BANCSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Mountain National Bancshares, Inc.
We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Brentwood, Tennessee
March 31, 2009

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and due from banks	$14,013,675	$13,011,580
Federal funds sold	576,000	3,317,000

Total cash and cash equivalents	14,589,675	16,328,580

Securities available for sale	124,578,359	81,140,512
Securities held to maturity, fair value $1,813,410 in 2008 and $2,040,376 in 2007	2,117,044	2,021,327
Restricted investments, at cost	3,862,518	3,656,618
Loans, net of allowance for loan losses of $5,292,028 in 2008 and $3,974,354 in 2007	415,137,230	393,699,847
Investment in partnership	4,117,962	4,095,085
Premises and equipment	31,484,233	25,427,243
Accrued interest receivable	2,737,819	2,701,402
Cash surrender value of life insurance	11,078,708	8,649,793
Other real estate owned	9,444,150	1,328,798
Other assets	2,225,501	2,446,821

Total assets	$621,373,199	$541,496,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$44,652,008	$56,307,457
NOW accounts	110,420,061	87,380,047
Money market accounts	37,166,820	42,958,868
Savings accounts	15,977,609	8,980,122
Time deposits	246,449,448	208,747,717

Total deposits	454,665,946	404,374,211

Federal funds purchased	22,580,000	1,300,000
Securities sold under agreements to repurchase	4,331,865	5,441,515
Accrued interest payable	1,022,921	1,240,117
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	72,900,000	65,356,418
Other liabilities	1,475,714	1,432,312

Total liabilities	570,379,446	492,547,573

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,631,611 shares at December 31, 2008 and 2,499,629 shares at December 31, 2007	2,631,611	2,499,629
Additional paid-in capital	41,952,632	39,426,881
Retained earnings	6,557,097	7,300,933
Accumulated other comprehensive income (loss)	(147,587)	(278,990)

Total shareholders’ equity	50,993,753	48,948,453

Total liabilities and shareholders’ equity	$621,373,199	$541,496,026

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008 and 2007

	2008	2007
INTEREST INCOME
Loans	$29,920,558	$32,267,281
Taxable securities	4,434,395	3,575,785
Tax-exempt securities	788,792	616,277
Federal funds sold and deposits in other banks	49,246	254,274

Total interest income	35,192,991	36,713,617

INTEREST EXPENSE
Deposits	12,914,535	15,071,725
Federal funds purchased	314,216	213,222
Repurchase agreements	129,080	157,734
Federal Home Loan Bank advances	2,813,163	2,599,215
Subordinated debentures	763,196	986,037

Total interest expense	16,934,190	19,027,933

Net interest income	18,258,801	17,685,684

Provision for loan losses	2,275,000	981,900

Net interest income after provision for loan losses	15,983,801	16,703,784

NONINTEREST INCOME
Service charges on deposit accounts	1,424,062	1,414,005
Other fees and commissions	1,222,454	1,152,851
Gain on sale of mortgage loans	162,740	322,906
Gain on sale of securities available for sale, net	179,274	—
Other noninterest income	1,464,867	852,381

Total noninterest income	4,453,397	3,742,143

NONINTEREST EXPENSE
Salaries and employee benefits	9,232,079	8,992,172
Occupancy expenses	1,323,860	1,080,632
Other operating expenses	5,774,264	5,166,693

Total noninterest expense	16,330,203	15,239,497

Income before income taxes	4,106,995	5,206,430

Income taxes	826,787	1,294,336

Net income	$3,280,208	$3,912,094

EARNINGS PER SHARE
Basic	$1.24	$1.68
Diluted	$1.24	$1.61
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Income/(Loss)	Equity
BALANCE, January 1, 2007		$1,943,428	$27,096,848	$6,068,324	$(697,737)	34,410,863
Exercise of stock options, 32,216 shares		32,216	276,473			308,689
Exercise of stock warrants, 437,896 shares		437,896	9,578,237			10,016,133
Share repurchase program, 10,272 shares		(10,272)	(289,967)			(300,239)
5% stock dividend		96,361	2,553,567	(2,679,485)		(29,557)
Share-based compensation			138,596			138,596
Tax benefit from exercise of options			73,127			73,127
Comprehensive income:
Net income	$3,912,094			3,912,094		3,912,094
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	418,747	—	—	—	418,747	418,747

Total comprehensive income	4,330,841

BALANCE, December 31, 2007		2,499,629	39,426,881	7,300,933	(278,990)	48,948,453

Exercise of stock options, 72,914 shares		72,914	504,716			577,630
Share repurchase program, 65,650 shares		(65,650)	(1,136,372)			(1,202,022)
5% stock dividend		124,718	2,868,514	(3,011,034)		(17,802)
Cash dividend ($0.38 per share)				(1,013,010)		(1,013,010)
Share-based compensation			86,000			86,000
Tax benefit from exercise of options			202,893			202,893
Comprehensive income:
Net income	3,280,208			3,280,208		3,280,208
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	131,403	—	—	—	131,403	131,403

Total comprehensive income	$3,411,611

BALANCE, December 31, 2008		$2,631,611	$41,952,632	$6,557,097	$(147,587)	$50,993,753

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,280,208	$3,912,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,248,204	1,058,203
Net realized gains on securities available for sale	(179,274)	—
Net amortization on securities	124,466	148,110
Activity in held-to-maturity securities:
Increase due to accretion	(95,717)	(92,419)
Provision for loan losses	2,275,000	981,900
(Gain)/loss on sale of other real estate	62,120	(271,614)
Gain on sale of land	(821,096)	—
Deferred income taxes	(611,624)	(460,168)
Gross mortgage loans originated for sale	(19,015,218)	(33,096,725)
Gross proceeds from sale of mortgage loans	19,381,754	34,585,892
Gain on sale of mortgage loans	(162,740)	(322,906)
Increase in cash surrender value of life insurance	(428,915)	(335,625)
Investment in partnership	(22,877)	(1,857)
Share-based compensation	86,000	138,596
Tax benefit from exercise of options	(202,893)	(73,127)
Change in operating assets and liabilities:
Accrued interest receivable	(36,417)	(63,183)
Accrued interest payable	(217,196)	283,893
Other assets and liabilities	929,901	(2,283,894)

Net cash provided by operating activities	5,593,686	4,107,170

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	44,204,574	17,602,342
Purchases	(87,456,210)	(23,783,142)
Activity in held-to-maturity securities:
Purchases	—	(449,288)
Purchases of other investments	(205,900)	(1,210,451)
Loan originations and principal collections, net	(32,618,031)	(54,663,567)
Purchase of premises and equipment	(7,802,054)	(6,540,962)
Proceeds from sale of land	1,317,955	—
Purchase of life insurance	(2,000,000)	—
Proceeds from sale of other real estate	673,719	1,204,893

Net cash used in investing activities	(83,885,947)	(67,840,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	50,291,735	42,644,918
Proceeds from Federal Home Loan Bank advances	27,000,000	60,000,000
Matured Federal Home Loan Bank advances	(19,456,418)	(31,353,794)
Net increase/(decrease) in federal funds purchased	21,280,000	(14,275,000)
Net decrease in securities sold under agreements to repurchase	(1,109,650)	(418,871)
Proceeds from issuance of common stock, including warrants and options	577,630	10,324,822
Tax benefit from exercise of options	202,893	73,127
Purchase of common stock	(1,202,022)	(300,239)
Cash dividends	(1,030,812)	(29,557)

Net cash provided by financing activities	76,553,356	66,665,406

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,738,905)	2,932,401

CASH AND CASH EQUIVALENTS, beginning of year	16,328,580	13,396,179

CASH AND CASH EQUIVALENTS, end of year	$14,589,675	$16,328,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$17,151,386	$18,744,040
Income taxes	1,165,000	1,450,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	8,701,852	1,843,467
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s principal subsidiary is Mountain National Bank. All material inter-company accounts and transactions have been eliminated in consolidation.
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
December 31, 2008 and 2007
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
Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Realized gains and losses on sales of securities are recorded in non-interest income on the trade date and are determined on the specific-identification method.
The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the level-yield method over the period to maturity, without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.
Restricted equity securities include common stock of the Federal Home Loan Bank of Cincinnati, Silverton Bank stock and Federal Reserve Bank stock. These securities are carried at cost.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 1. Summary of Significant Accounting Policies (continued)
Investment Securities: (continued)
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
Loans held for sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage servicing rights are sold with the related loan. Loans held for sale totaled $188,800 and $392,596 at December 31, 2008 and 2007, respectively, and are included with loans on the balance sheet.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
Investment in Partnership:
The Bank is a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership involves a “new markets tax credit” which is generated from a tax credit allocation from the Community Development Financial Institutions Fund (“CDFI”). The purposes of the partnership are (a) to have the primary mission of providing investment capital, solely in the form of loans, to low-income

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 1. Summary of Significant Accounting Policies (continued)
Investment in Partnership: (continued)
communities in accordance with the New Markets Tax Credit Program and (b) to make loans that are qualified low-income community investment loans. This partnership is accounted for using the equity method of accounting.
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
Other real estate owned:
Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. Other real estate owned also includes excess Bank property not utilized when subdividing land acquired for the construction of Bank branches. Costs of significant property improvements are capitalized. Costs relating to holding property are expensed. Other real estate owned totaled $9,444,150 and $1,328,798 at December 31, 2008 and 2007, respectively.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 1. Summary of Significant Accounting Policies (continued)
Income taxes: (continued)
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
Advertising costs:
The Company expenses all advertising costs as incurred. Advertising expense was $332,989 and $455,453 for the years ended December 31, 2008 and 2007, respectively.
Company owned life insurance:
The Company has purchased life insurance policies on certain key executives. In accordance with EITF 06-05, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 1. Summary of Significant Accounting Policies (continued)
Earnings per common share:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Any shares having an antidilutive effect are excluded from the calculation. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.
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
Restrictions on cash:
Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. Beginning October 1, 2008, the Federal Reserve was authorized to pay interest on these balances based on a spread to the average target federal funds rate. These balances did not earn interest prior to that date.
Equity:
Stock dividends in excess of 20% of the Company’s outstanding shares are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less of the Company’s outstanding shares are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings.
Dividend restriction:
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. (See “Note 15 — Regulatory Matters” for more specific disclosure.)

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 1. Summary of Significant Accounting Policies (continued)
Stock-based compensation:
Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. At December 31, 2008, the Company has a stock-based compensation plan, which is described more fully in “Note 14 — Stock Options and Warrants.”
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
Note 2. Securities
Securities have been classified in the balance sheet according to management’s intent as securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2008 and 2007 are as follows:

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 2. Securities (continued)

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:
U. S. Government securities	$254,253	$2,545	$—	$256,798

U. S. Government agencies	5,453,229	42,086	—	5,495,315

Obligations of states and political subdivisions	22,224,441	21,075	(1,638,780)	20,606,736

Corporate securities	175,000	—	(60,147)	114,853

Mortgage-backed securities	96,720,773	1,435,106	(51,222)	98,104,657

	$124,827,696	$1,500,812	$(1,750,149)	$124,578,359

Securities held to maturity:
Obligations of states and political subdivisions	$2,117,044	$—	$(303,634)	$1,813,410

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:
U. S. Government securities	$247,708	$1,902	$—	$249,610

U. S. Government agencies	8,880,411	48,892	(592)	8,928,711

Obligations of states and political subdivisions	13,833,607	42,239	(64,000)	13,811,846

Corporate securities	175,000	—	—	175,000

Mortgage-backed securities	58,451,192	183,853	(659,700)	57,975,345

	$81,587,918	$276,886	$(724,292)	$81,140,512

Securities held to maturity:
Obligations of states and political subdivisions	$2,021,327	$34,490	$(15,441)	$2,040,376

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 2. Securities (continued)
Securities with unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss
U. S. Government securities	$—	$—	$—	$—	$—	$—

U. S. Government agencies	—	—	—	—	$—	$—

Obligations of states and political subdivisions	18,671,408	(1,787,779)	985,140	(154,636)	$19,656,548	$(1,942,415)

Corporate securities	114,853	(60,147)	—	—	$114,853	$(60,147)

Mortgage-backed securities	6,008,515	(37,907)	3,781,650	(13,314)	$9,790,165	$(51,221)

Total temporarily impaired	$24,794,776	$(1,885,833)	$4,766,790	$(167,950)	$29,561,566	$(2,053,783)

December 31, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss
U. S. Government securities	$—	$—	$—	$—	$—	$—

U. S. Government agencies	—	—	998,440	(592)	$998,440	$(592)

Obligations of states and political subdivisions	4,406,227	(59,279)	1,595,476	(20,162)	$6,001,703	$(79,441)

Mortgage-backed securities	3,009,017	(30,117)	30,736,827	(629,583)	$33,745,844	$(659,700)

Total temporarily impaired	$7,415,244	$(89,396)	$33,330,743	$(650,337)	$40,745,987	$(739,733)

Unrealized losses on obligations of states and political subdivisions and mortgage-backed securities have not been recognized into income because the issuer(s)’ bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, as discussed below, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity. As a result, the Company does not believe that gross unrealized losses as of December 31, 2008 represent an other-than-temporary impairment.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 2. Securities (continued)
The gross unrealized losses reported for investment securities relate primarily to mortgage-backed securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and investment securities issued by state and local municipalities. Total gross unrealized losses, which represent 1.62% of the amortized cost basis of the Company’s total investment securities, were primarily attributable to changes in interest rates and other market conditions and not due to the credit quality of the investment securities. The Bank assesses impairment at the individual security level. The Bank’s dependence upon its investment portfolio to provide liquidity during certain periods could, on occasion, create the need to sell an investment security at a price below cost. As noted in FASB Staff Position FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, paragraph 14, the Company will base its decision to consider an impaired available-for-sale security to be other-than-temporarily impaired in the period in which the decision to sell is made. At this time, the Company has the ability and intent to hold these investments until a recovery of fair value occurs, which may be maturity.
At December 31, 2008 and 2007, securities with a carrying value of approximately $106,808,000 and $60,949,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2008 and 2007, the carrying amount of securities pledged to secure repurchase agreements was approximately $6,095,000 and $7,757,000, respectively.
The amortized cost and estimated fair value of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,508,619	$5,556,138	$—	$—
Due more than one year through five years	1,101,036	1,107,642	—	—
Due more than five years through ten years	3,942,166	3,801,101	658,660	581,920
Due after ten years	17,555,102	16,008,821	1,458,384	1,231,490
Mortgage-backed securities	96,720,773	98,104,657	—	—

	$124,827,696	$124,578,359	$2,117,044	$1,813,410

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 2. Securities (continued)
Proceeds from the sale of securities available for sale were $18,016,077 for 2008 and $0 for 2007. Gross gains realized on those sales were $179,382 in 2008 and $0 in 2007. Gross losses on those sales were $108 in 2008 and $0 in 2007. Proceeds from securities called were $6,750,000 for 2008 and $500,000 for 2007. Gross gains realized on those calls were $6,261 in 2008 and $0 in 2007. Gross losses on securities called were $0 in 2008 and 2007.
We did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2008, except for securities of the U.S. Government or U.S. Government agencies and except for mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $98,045,000 and $57,975,000 at December 31, 2008 and 2007, respectively.
Note 3. Loans and Allowance for Loan Losses
At December 31, 2008 and 2007, the Bank’s loans consisted of the following:

	2008	2007
Mortgage loans on real estate:
Residential 1-4 family	$75,921,024	$57,539,569
Residential multifamily	6,587,643	4,554,549
Commercial	113,734,280	107,652,176
Construction	142,369,956	150,843,738
Second mortgages	6,058,854	4,712,743
Equity lines of credit	29,697,498	26,551,874

	374,369,255	351,854,649

Commercial loans	37,631,830	35,929,294

Consumer installment loans:
Personal	6,233,261	7,863,684
Credit cards	2,194,912	2,026,574

	8,428,173	9,890,258

Total loans	420,429,258	397,674,201
Less: Allowance for loan losses	(5,292,028)	(3,974,354)

Loans, net	$415,137,230	$393,699,847

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 3. Loans and Allowance for Loan Losses (continued)
A summary of transactions in the allowance for loan losses for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Balance, beginning of year	$3,974,354	$3,524,374
Provision for loan losses	2,275,000	981,900
Loans charged-off	(1,023,366)	(561,315)
Recoveries of loans previously charged-off	66,040	29,395

Balance, end of year	$5,292,028	$3,974,354

The Bank had a concentration of credit at December 31, 2008 in real estate loans, which totaled approximately $374,369,000. While real estate loans accounted for 89% of total loans, these loans were primarily residential mortgage loans, commercial loans secured by commercial properties and consumer loans. A large portion of these loans are for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.
Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $18,613,000 and $16,108,000 at December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, the activity in these loans included new borrowings of approximately $4,692,000 and repayments of approximately $2,187,000.
Individually impaired loans were as follows:

	2008	2007
Year-end loans with allocated allowance for loan losses	$2,807,562	$368,164
Year-end loans with no allocated allowance for loan losses	539,263	877,166
Allowance for loan losses on impaired loans	561,250	222,691
Average of individually impaired loans during the year	4,600,602	625,973
     Nonperforming loans were as follows:

	2008	2007
Loans past due over 90 days still on accrual	$128,620	$18,806

Nonaccrual loans	11,711,449	178,579

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 3. Loans and Allowance for Loan Losses (continued)
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.
Interest income recognized, on both an accrual and cash basis, on impaired loans was insignificant to total interest income on loans for each of the years ended December 31, 2008 and 2007.
Note 4. Bank Premises and Equipment
A summary of Bank premises and equipment at December 31, 2008 and 2007, is as follows:

	2008	2007
Land	$9,047,710	$9,424,151
Buildings and improvements	21,154,187	14,919,662
Furniture, fixtures and equipment	7,585,050	6,136,612

	37,786,947	30,480,425
Accumulated depreciation	(6,302,714)	(5,053,182)

	$31,484,233	$25,427,243

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $1,248,204 and $1,058,203, respectively.
At December 31, 2008 and 2007, construction in process totaled $5,328,854 and $1,742,754, respectively, and is included in the buildings and improvements line item above. At December 31, 2008, the balance consisted primarily of costs associated with the construction of our Blount County Regional Headquarters and Operations Center expansion in Sevier County.
Note 5. Deposits
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008, was approximately $172,302,000.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 5. Deposits (continued)
At December 31, 2008, the scheduled maturities of time deposits for each of the five years subsequent to December 31, 2008 were as follows:

2009	$213,097,000
2010	23,887,574
2011	4,600,227
2012	4,461,846
2013	402,801

Total	$246,449,448

Deposits of employees, officers and directors totaled approximately $7,923,000 at December 31, 2008 and $9,063,000 at December 31, 2007.
Note 6. Income Taxes
Income tax expense in the statements of income for the years ended December 31, 2008 and 2007, consists of the following:

	2008	2007
Current tax expense	$1,438,411	$1,754,504
Deferred tax expense (benefit)	(611,624)	(460,168)

Income tax expense	$826,787	$1,294,336

Income tax expense differs from amounts computed by applying the Federal income tax statutory rates of 34% in 2008 and 2007 to income before income taxes. A reconciliation of the differences for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Expected tax at statutory rates	$1,396,000	$1,770,000
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax	(90,328)	(94,889)
Increase in cash surrender value of life insurance	(145,831)	(114,113)
Tax exempt interest	(258,597)	(200,153)
General business credits, net of basis reduction	(132,000)	(132,000)
Other	57,543	65,491

Income tax expense	$826,787	$1,294,336

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 6. Income Taxes (continued)
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,779,980	$1,254,945
Deferred compensation	303,785	203,238
Unrealized loss on securities available for sale	101,750	168,417
Net operating loss	199,477	138,250
Other	265,017	114,046

Total deferred tax assets	2,650,009	1,878,896

Deferred tax liabilities:
Accelerated depreciation	(619,000)	(371,932)
Income from subsidiary	(46,973)	(225,682)
Investment in partnership	(204,000)	(136,227)
Other	(208,745)	(118,721)

Total deferred tax liabilities	(1,078,718)	(852,562)

Total net deferred tax assets	$1,571,291	$1,026,334

The Bank has a Tennessee net operating loss carryforward of approximately $1,590,000 which will expire in 2021, $1,630,000 which will expire in 2022 and $1,563,000 which will expire in 2023 if not offset by future taxable income.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years before 2005.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 7. Federal Home Loan Bank Advances
The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (“FHLB”) that provides short-term and long-term funding to the Bank in an amount up to $100,000,000. The Bank’s portfolio of one to four single-family mortgages, commercial real estate, home equity lines of credit and multi-family mortgages have been pledged as collateral for any advances based upon an agreement requiring a collateral-to-loan ratio of 135%, 300%, 300% and 125%, respectively. Maturities of the notes payable for each of the years subsequent to December 31, 2008 are as follows: $10,000,000 in 2009, $200,000 in 2010, $7,500,000 in 2011, $5,200,000 in 2012, $5,000,000 in 2014, $5,000,000 in 2015 and $40,000,000 in 2017. These advances are subject to prepayment penalties that vary according to the type of advance.
FHLB advances consisted of the following at December 31, 2008 and 2007:

	2008	2007
Short-term advance requiring monthly interest payments at 0.54% variable, principal due in February 2009	$10,000,000	$—

Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in December 2012	200,000	200,000

Long-term advance requiring monthly interest payments at 4.32% fixed, principal due in June 2010	200,000	200,000

Long-term advance requiring monthly interest payments at 4.83% fixed, principal due in October 2008	—	3,000,000

Long-term advance requiring monthly principal and interest payments at 4.20% fixed, remaining principal due in July 2008	—	1,756,418

Long-term advance requiring monthly interest payments at 4.15% fixed, principal due in June 2008	—	2,500,000

Long-term advance requiring monthly interest payments at 4.12% fixed, principal due in June 2008	—	200,000

Long-term callable advance requiring monthly interest payments at 4.39% fixed, principal due in November 2011	7,500,000	7,500,000

Long-term callable advance requiring monthly interest payments at 4.25% fixed, principal due in January 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.15% fixed, principal due in April 2017	10,000,000	10,000,000

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 7. Federal Home Loan Bank Advances (continued)

	2008	2007
Long-term callable advance requiring monthly interest payments at 4.27% fixed, principal due in May 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.68% fixed, principal due in June 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 3.36% fixed, principal due in December 2012	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 3.46% fixed, principal due in December 2014	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 3.13% fixed, principal due in January 2015	5,000,000	—

	$72,900,000	$65,356,418

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
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 7.103% at December 31, 2008 which is set each quarter and mature on December 31, 2033. The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 6.419% at December 31, 2008 which is set each quarter and mature on July 7, 2036. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. The Company’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 8. Subordinated Debentures (continued)
guarantee by the Company of the obligations of the Trusts under the Trust Preferred Securities.
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

	2008	2007
Weighted average borrowing rate at year-end	2.20%	2.72%

Weighted average borrowing rate during the year	2.53%	2.71%

Average daily balance during the year	$5,093,472	$5,815,161

Maximum month-end balance during the year	7,413,995	8,602,461

Balance at year-end	$4,331,865	$5,441,515

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 10. Employee Benefit Plans
The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $120,422 for 2008 and $127,580 for 2007.
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
The estimated cost of this obligation is being accrued over the service period for each officer. The Company recognized expense of $262,594 and $213,071 during 2008 and 2007, respectively, related to these agreements. The total amount accrued at December 31, 2008 and 2007 was $793,380 and $530,786, respectively.
Note 11. Leases
The Bank is leasing the land on which its Gatlinburg branch is located under a non-cancelable lease agreement that expires in 2013. This lease agreement contains renewal options for twelve additional five-year terms.
During 2007, the Bank entered into a long-term lease agreement for land in Blount County, Tennessee. The lease agreement expires in 2013 and contains renewal options for six additional five-year terms. The Bank completed construction of its Justice Center branch on this property during the second quarter of 2008.
In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and the property on which it has placed certain automated teller machines. These leases expire at various dates through 2010 and contain various renewal options. Total rental expense under all operating leases was $184,204 in 2008 and $152,240 in 2007.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 11. Leases (continued)
The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

2009	$167,718
2010	129,149
2011	101,745
2012	103,369
2013	78,270
Thereafter	—

Total	$580,251

Note 12. Financial Instruments with Off-Balance-Sheet Risk
In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2008, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $91,982,000, substantially all of which are carried at variable rates.
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
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 12. Financial Instruments with Off-Balance-Sheet Risk (continued)
such collateral, is essentially the same as that involved in making commitments to extend credit.
The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2008 or 2007.
Note 13. Fair Value
SFAS No. 157 Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent service provider. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the securities’ terms and conditions, among other things.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 13. Fair Value (continued)
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and the loan balance exceeds the collateral value at the measurement date. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.
Assets and Liabilities Measured on a Recurring Basis
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

FairValue Measurements
at December 31, 2008 Using
Significant
Other Observable
Inputs
(Level 2)
Assets:
Available for sale securities	$124,578,359
Assets and Liabilities Measured on a Non-Recurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Fair Value Measurements
at December 31, 2008 Using
Significant
Unobservable
Inputs
(Level 3)
Assets:
Impaired loans	$2,246,312

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 13. Fair Value (continued)
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,807,562, with a valuation allowance of $561,250 resulting in an additional provision for loan losses of $561,250.
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
Investment Securities:
The fair value of securities is estimated as previously described for securities available for sale, and in a similar manner for securities held to maturity.
Restricted investments:
Restricted investments consist of Federal Home Loan Bank, Federal Reserve Bank, and Silverton Bank stock. It is not practicable to determine the fair value due to restrictions placed on the transferability of the stock.
Loans:
The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates, adjusted for credit risk and servicing costs. The estimate of maturity is based on historical experience with repayments

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 13. Fair Value (continued)
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 13. Fair Value (continued)
The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007, not previously presented, are as follows (in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$14,590	$14,590	$16,329	$16,329
Investment securities held to maturity	2,117	1,813	2,021	2,040
Restricted investments	3,863	N/A	3,657	N/A
Loans, net	412,891	415,723	393,700	393,117
Accrued interest receivable	2,738	2,738	2,701	2,701

Liabilities:
Noninterest-bearing demand deposits	$44,652	$44,652	$56,307	$56,307
NOW accounts	110,420	110,420	87,380	87,380
Savings and money market accounts	53,144	53,144	51,939	51,939
Time deposits	246,449	248,356	208,748	210,089
Subordinated debentures	13,403	10,582	13,403	14,356
Federal funds purchased and securities sold under agreements to repurchase	26,912	26,912	6,742	6,742
Federal Home Loan Bank advances	72,900	80,517	65,356	67,435
Accrued interest payable	1,023	1,023	1,240	1,240
Note 14. Stock Options and Warrants
The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant. All options have been granted at the fair market value of the shares at the date of grant. The maximum term for each option is ten years. The maximum number of shares that can be issued under the plan is 724,239. The following table provides certain information about the Company’s equity compensation plan as of December 31, 2008:

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 14. Stock Options and Warrants (continued)

Number of
	Number of		securities remaining
	securities to be		available for
	issued upon		future issuance under
	exercise of	Weighted average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	121,717	$21.64	381,689

Equity compensation plans not approved by security holders	—	—	—
The Company has granted incentive stock options to certain key officers and employees. The Company has also granted nonqualified stock options to non-employee organizers of the Bank. The stock option agreements state that upon termination of employment, employees have 90 days to exercise any stock options vested as of the termination date.
The Company issues new shares to satisfy option exercises from the authorized shares allocated to the employee stock option plan.
A summary of activity in the Company’s stock option plan for the year ended December 31, 2008, is as follows:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of Options	Exercise Price	Contractual Term	Intrinsic Value
Options outstanding, December 31, 2007	191,831	$16.89
Options granted	9,646	20.41
Options exercised	(72,914)	7.92
Options forfeited	(6,846)	22.15

Options outstanding, December 31, 2008	121,717	$21.64	7.04	$—

Exercisable at December 31, 2008	50,277	$16.58	5.61	$112,332

All outstanding options are either fully vested or expected to vest. The weighted-average grant-date fair value of options granted during 2008 and 2007 was $6.60 per share and $7.95 per share, respectively. The total intrinsic value of options exercised during 2008 and 2007 was $764,852 and $577,539, respectively. Cash received from the exercise of options was $577,630 and $308,689 in 2008 and 2007, respectively. Tax benefits realized in 2008 and 2007 were $202,893 and $73,127, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 14. Stock Options and Warrants (continued)
As of December 31, 2008, there was $415,045 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 2.82 years.
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

	2008	2007
Dividend yield	0.00%	0.00%
Expected life	9.5 years	7.2 years
Expected volatility	18%	19%
Risk-free interest rate	3.60%	4.61%
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
Note 15. Regulatory Matters
The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action applicable to the Bank, the Bank and Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 15. Regulatory Matters (continued)
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank and Company met all capital adequacy requirements to which it is subject.
As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.
The actual capital amounts and ratios are presented in the table. Dollar amounts are presented in thousands.

			For Capital
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$69,433	14.44%	$38,471	8.00%	N/A	N/A
Mountain National Bank	68,725	14.29%	38,462	8.00%	48,078	10.00%

Tier I capital to risk-weighted assets:
Consolidated	64,142	13.34%	19,236	4.00%	N/A	N/A
Mountain National Bank	63,433	13.19%	19,231	4.00%	28,847	6.00%

Tier I capital to average assets:
Consolidated	64,142	10.51%	24,403	4.00%	N/A	N/A
Mountain National Bank	63,433	10.41%	24,375	4.00%	30,469	5.00%

As of December 31, 2007:
Total capital to risk-weighted assets:
Mountain National Bank	63,777	13.97%	36,531	8.00%	45,663	10.00%

Tier I capital to risk-weighted assets:
Mountain National Bank	59,803	13.10%	18,265	4.00%	27,398	6.00%

Tier I capital to average assets:
Mountain National Bank	59,803	11.24%	21,288	4.00%	26,610	5.00%

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 15. Regulatory Matters (continued)
Dividend restrictions:
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Under applicable federal laws, the Comptroller of the Currency restricts the amount of dividends that may be paid without prior approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of December 31, 2008, the Bank could, without prior approval, declare dividends of approximately $1,573,000.
Note 16. Other Comprehensive Income
Other comprehensive income (loss) consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2008 and 2007 is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Year ended December 31, 2008:
Unrealized holding gains/(losses) arising during the period	$377,344	$(134,791)	$242,553

Less reclassification adjustment for gains realized in net income	(179,274)	68,124	(111,150)

	$198,070	$(66,667)	$131,403

Year ended December 31, 2007:
Unrealized holding gains/(losses) arising during the period	$510,480	$(91,733)	$418,747

Less reclassification adjustment for gains realized in net income	—	—	—

Mountain National Bank	$510,480	$(91,733)	$418,747

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
Earnings per common share have been computed based on the following:

	2008	2007
Net income applicable to common stock	$3,280,208	$3,912,094

Average number of common shares outstanding	2,634,750	2,331,396
Dilutive effect of stock options	7,195	64,696
Dilutive effect of warrants	—	39,868

Average number of common shares outstanding used to calculate diluted earnings per common share	2,641,945	2,435,960

At December 31, 2008 and 2007, there were options for the purchase of 93,131 and 44,535 shares, respectively, outstanding that were antidilutive.
Note 18. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS 157 in a market that is not active. The impact of adoption was not material. See “Note 13. Fair Value” for fair value disclosures.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 18. Recent Accounting Pronouncements (continued)
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.
In December 2007, the SEC issued SAB No. 110 (“SAB 110”), which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB 110 has no impact on the Company’s consolidated financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 18. Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 was effective for the first fiscal year beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
Note 19. Dividends
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 19. Dividends (continued)
During November 2008, the Board of Directors approved a special cash dividend of $0.38 per issued and outstanding share of Common Stock for stockholders of record as of November 26, 2008. The dividend totaling approximately $1,013,000 was paid on December 15, 2008.
Note 20. Condensed Parent Information
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash	$463,884	$2,183,860
Investment in subsidiary	63,285,236	59,524,171
Other assets	774,465	775,687

Total assets	$64,523,585	$62,483,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$13,403,000	$13,403,000
Accrued interest payable	126,832	132,265

Total liabilities	13,529,832	13,535,265

Shareholders’ equity	50,993,753	48,948,453

Total liabilities and shareholders’ equity	$64,523,585	$62,483,718

STATEMENTS OF INCOME

	December 31,
	2008	2007
Dividends from subsidiaries	$500,000	$—
Interest expense	763,196	986,037
Other expense	145,184	131,953

Loss before equity in undistributed earnings of subsidiary	(408,380)	(1,117,990)

Equity in undistributed earnings of subsidiary	3,340,769	4,595,663
Income tax benefit	347,819	434,421

Net income	$3,280,208	$3,912,094

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 20. Condensed Parent Information (continued)
STATEMENTS OF CASH FLOWS

	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,280,208	$3,912,094
Adjustments to reconcile net income to net cash provided by operating activities Equity in undistributed income of subsidiary	(3,340,769)	(4,595,663)
Other	(4,211)	(127,423)

Net cash used in operating activities	(64,772)	(810,992)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	—	(10,000,000)

Net cash used in investing activities	—	(10,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(1,030,812)	(29,557)
Proceeds from issuance of common stock	577,630	10,324,822
Purchase of common stock	(1,202,022)	(300,239)

Net cash (used)/provided by financing activities	(1,655,204)	9,995,026

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,719,976)	(815,966)

CASH AND CASH EQUIVALENTS, beginning of year	2,183,860	2,999,826

CASH AND CASH EQUIVALENTS, end of year	$463,884	$2,183,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$768,630	$988,574
Income taxes	(295,042)	(272,133)