Form 10-Q
period 2009-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2009-05-15
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
      (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of May 1, 2009.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$9,896,367	$14,013,675
Federal funds sold	39,682,000	576,000

Total cash and cash equivalents	49,578,367	14,589,675

Securities available for sale	158,592,274	124,578,359
Securities held to maturity, fair value $2,025,962 in 2009 and $1,813,410 in 2008	2,136,240	2,117,044
Restricted investments, at cost	3,809,950	3,862,518
Loans, net of allowance for loan losses of $6,905,791 in 2009 and $5,292,028 in 2008	406,905,102	415,137,230
Investment in partnership	4,126,328	4,117,962
Premises and equipment	33,170,182	31,484,233
Accrued interest receivable	3,264,061	2,737,819
Cash surrender value of life insurance	11,180,974	11,078,708
Other real estate owned	17,099,707	9,444,150
Other assets	2,079,462	2,225,501

Total assets	$691,942,647	$621,373,199

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$42,620,304	$44,652,008
NOW accounts	127,845,817	110,420,061
Money market accounts	39,194,902	37,166,820
Savings accounts	16,736,404	15,977,609
Time deposits	330,171,291	246,449,448

Total deposits	556,568,718	454,665,946

Federal funds purchased	—	22,580,000
Securities sold under agreements to repurchase	5,042,381	4,331,865
Accrued interest payable	934,573	1,022,921
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	62,900,000	72,900,000
Other liabilities	1,594,895	1,475,714

Total liabilities	640,443,567	570,379,446

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,631,611 shares at March 31, 2009 and 2,631,611 shares at December 31, 2008	2,631,611	2,631,611
Additional paid-in capital	41,975,132	41,952,632
Retained earnings	5,883,463	6,557,097
Accumulated other comprehensive income (loss)	1,008,874	(147,587)

Total shareholders’ equity	51,499,080	50,993,753

Total liabilities and shareholders’ equity	$691,942,647	$621,373,199

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2009	2008
INTEREST INCOME
Loans	$6,730,363	$8,046,863
Taxable securities	1,407,519	925,005
Tax-exempt securities	245,684	168,669
Federal funds sold and deposits in other banks	5,172	14,246

Total interest income	8,388,738	9,154,783

INTEREST EXPENSE
Deposits	2,774,311	3,552,166
Federal funds purchased	22,576	64,086
Repurchase agreements	22,488	33,473
Federal Home Loan Bank advances	640,899	720,125
Subordinated debentures	109,808	217,112

Total interest expense	3,570,082	4,586,962

Net interest income	4,818,656	4,567,821

Provision for loan losses	2,810,008	195,000

Net interest income after provision for loan losses	2,008,648	4,372,821

NONINTEREST INCOME
Service charges on deposit accounts	577,590	345,867
Other fees and commissions	262,024	294,127
Gain on sale of mortgage loans	41,072	52,031
Gain on sale of securities available for sale, net	244,774	30,647
Other noninterest income	366,704	113,623

Total noninterest income	1,492,164	836,295

NONINTEREST EXPENSE
Salaries and employee benefits	2,391,146	2,520,471
Occupancy expenses	394,929	304,397
Loss on impairment of securities	347,368	—
Other operating expenses	1,764,887	1,395,762

Total noninterest expense	4,898,330	4,220,630

Income (loss) before income taxes	(1,397,518)	988,486

Income tax expense (benefit)	(723,884)	197,906

Net income (loss)	$(673,634)	$790,580

EARNINGS (LOSS) PER SHARE
Basic	$(0.26)	$0.32
Diluted	$(0.26)	$0.31
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 and 2008
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Income/(Loss)	Equity
BALANCE, January 1, 2008		$2,499,629	$39,426,881	$7,300,933	$(278,990)	48,948,453
Exercise of stock options, 7,190 shares		7,190	49,221			56,411
5% stock dividend		124,718	2,868,514	(3,011,034)		(17,802)
Share-based compensation			32,000			32,000
Tax benefit from exercise of options			131,707			131,707
Comprehensive income:
Net income	$790,580			790,580		790,580
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	285,941	—	—	—	285,941	285,941

Total comprehensive income	1,076,521

BALANCE, March 31, 2008		2,631,537	42,508,323	5,080,479	6,951	50,227,290

BALANCE, January 1, 2009		2,631,611	41,952,632	6,557,097	(147,587)	50,993,753
Share-based compensation			22,500			22,500
Comprehensive income:
Net income (loss)	(673,634)			(673,634)		(673,634)
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	1,156,461	—	—	—	1,156,461	1,156,461

Total comprehensive income	$482,827

BALANCE, March 31, 2009		$2,631,611	$41,975,132	$5,883,463	$1,008,874	$51,499,080

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(673,634)	$790,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	329,085	276,608
Net realized gains on securities available for sale	(244,774)	(30,647)
Impairment of securities	347,368	—
Net amortization on securities	77,437	33,531
Activity in held-to-maturity securities:
Increase due to accretion	(19,196)	(24,440)
Provision for loan losses	2,810,008	195,000
Gain on sale of other real estate	(162,397)	—
Gross mortgage loans originated for sale	(6,605,547)	(6,658,035)
Gross proceeds from sale of mortgage loans	5,871,969	6,722,062
Gain on sale of mortgage loans	(41,072)	(52,031)
Increase in cash surrender value of life insurance	(102,266)	(88,146)
Investment in partnership	(8,366)	(17,638)
Share-based compensation	22,500	32,000
Tax benefit from exercise of options	—	(131,707)
Change in operating assets and liabilities:
Accrued interest receivable	(526,242)	(415,541)
Accrued interest payable	(88,348)	(109,273)
Other assets and liabilities	214,648	669,887

Net cash provided by operating activities	1,201,173	1,192,210

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	24,565,098	10,038,977
Purchases	(57,430,216)	(23,842,346)
Purchases of other investments	(119,800)	(136,000)
Loan originations and principal collections, net	(2,004,254)	(18,998,906)
Purchase of premises and equipment	(2,015,034)	(2,056,559)
Purchase of life insurance	—	(2,000,000)
Proceeds from sale of other real estate	758,437	—

Net cash used in investing activities	(36,245,769)	(36,994,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	101,902,772	364,440
Proceeds from Federal Home Loan Bank advances	—	5,000,000
Matured Federal Home Loan Bank advances	(10,000,000)	(1,756,418)
Net increase/(decrease) in federal funds purchased	(22,580,000)	28,875,000
Net increase in securities sold under agreements to repurchase	710,516	229,927
Proceeds from issuance of common stock, including warrants and options	—	56,411
Tax benefit from exercise of options	—	131,707
Cash dividends	—	(17,802)

Net cash provided by financing activities	70,033,288	32,883,265

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	34,988,692	(2,919,359)

CASH AND CASH EQUIVALENTS, beginning of year	14,589,675	16,328,580

CASH AND CASH EQUIVALENTS, end of year	$49,578,367	$13,409,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$3,658,430	$4,696,235
Income taxes	355,000	450,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	8,201,024	—
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Accounting Policies
     The unaudited consolidated financial statements in this report have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements include the accounts of Mountain National Bancshares, Inc., a Tennessee corporation (the “Company”), and its subsidiaries. The Company’s principal subsidiary is Mountain National Bank, a national association (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
     Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the financial statements.
     Certain information and note disclosures normally included in the Company’s annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited financial statements in this report. Consequently, the quarterly financial statements should be read in conjunction with the notes included herein and the notes to the audited financial statements presented in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The unaudited quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods presented. All such adjustments were of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the complete fiscal year.
Note 2. New Accounting Standards
     Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”) amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The adoption of this standard was effective January 1, 2009 and did not have an impact on our financial statements.
     SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” (“SFAS 161”) amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and enhance the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair values of derivative instruments and their gains and losses and disclosures about credit-risk-related contingent features of the derivative instruments and their potential impact on an entity’s liquidity. The adoption of SFAS 161 on January 1, 2009 did not have a significant impact on our financial statements.

     The Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (“FSP”) to clarify the application of SFAS 157 “Fair Value Measurements” in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair-value measurements and other-than-temporary impairment FSPs are adopted simultaneously. The Company will adopt the FSPs effective for the period ending June 30, 2009, but does not anticipate that adoption will result in a material effect on our financial statements.
     FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.
     FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
     FAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. They also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods.
Note 3. Common Stock Activity and Stock Options
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
Note 4. Net Earnings Per Common Share
     Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options and warrants for which the exercise price is lower than the market price of the common stock, during the period.
     The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2009 and 2008:

	Three-Months Ended
	March 31,
	2009	2008
Basic earnings (loss) per share calculation:
Numerator - Net income (loss)	(673,634)	790,580
Denominator - Average common shares outstanding	2,631,611	2,502,315

Basic net income (loss) per share	$(0.26)	$0.32

	Three-Months Ended
	March 31,
	2009	2008
Diluted earnings (loss) per share calculation:
Numerator - Net income (loss)	(673,634)	790,580
Denominator - Average common shares outstanding	2,631,611	2,502,315
Dilutive shares contingently issuable	—	24,761

Average dilutive common shares outstanding	2,631,611	2,527,076

Diluted net income (loss) per share	$(0.26)	$0.31
     During the three months ended March 31, 2008, there were options for the purchase of 50,522 shares outstanding that were antidilutive. These shares were accordingly excluded from the calculations above.
     Potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. As of March 31, 2009, there were 24,421 shares excluded from this calculation.

Note 5. Loans and Allowance for Loan Losses
     At March 31, 2009 and December 31, 2008, the Bank’s loans consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Mortgage loans on real estate:
Residential 1-4 family	$78,322	$75,921
Residential multifamily	6,563	6,588
Commercial real estate	113,410	113,734
Construction and land development	131,905	142,370
Second mortgages	6,307	6,059
Equity Lines of Credit	29,189	29,697

	365,696	374,369

Commercial loans	40,478	37,632

Consumer installment loans:
Personal	5,421	6,233
Credit cards	2,216	2,195

	7,637	8,428

Total Loans	413,811	420,429
Less: Allowance for loan losses	(6,906)	(5,292)

Loans, net	$406,905	$415,137

     Individually impaired loans at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Year-end loans with allocated allowance for loan losses	$2,552	$2,808
Year-end loans with no allocated allowance for loan losses	10,434	539
Allowance for loan losses on impaired loans	871	561

     Nonperforming loans as March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$1,311	$129

Nonaccrual loans	22,078	11,711
     A summary of transactions in the allowance for loan losses (“AFLL”) for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
AFLL
Balance, beginning of year	$5,292	$3,974
Loans charged off	(1,200)	(53)
Recoveries of loans previously charged off	4	14
Provision for loan losses	2,810	195

Balance, end of period	$6,906	$4,130

Note 6. Comprehensive Income
     Comprehensive income is made up of net income and other comprehensive income. Other comprehensive income is made up of changes in the unrealized gain/(loss) on securities available for sale. Comprehensive income for the three months ended March 31, 2009 was $482,827, as compared to $1,076,521 for the three months ended March 31, 2008.
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
     Other Real Estate — The fair value of other real estate is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense.
Assets and Liabilities Measured on a Recurring Basis
     The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Significant Other
Observable Inputs
(Level 2)
March 31, 2009
Assets:
Available for sale securities	$158,592,274

Significant Other
Observable Inputs
(Level 2)
December 31, 2008
Assets:
Available for sale securities	$124,578,359

Assets and Liabilities Measured on a Non-Recurring Basis
     Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Significant
Unobservable Inputs
(Level 3)
March 31, 2009
Assets:
Impaired Loans	$1,680,898
Other real estate	17,099,707

Total Assets Measured at Fair Value on a Non-Recurring Basis as of March 31, 2009	$18,780,605

Significant
Unobservable Inputs
(Level 3)
December 31, 2008
Assets:
Impaired Loans	$2,246,312
     At March 31, 2009, impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $2,551,523, with a valuation allowance of $870,625 resulting in an additional provision for loan losses of $870,625. At December 31, 2008, impaired loans had a carrying amount of $2,807,562, with a valuation allowance of $561,250 resulting in an additional provision for loan losses of $561,250.
Note 8. Regulatory Matters
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
     Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios (set forth under the heading “Funding Resources, Capital Adequacy and Liquidity” below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2009, that the Bank and Company met all capital adequacy requirements to which it is subject.

     As a result of a recent regulatory examination, the Bank is in discussions with, and expects that it will be required to make certain commitments to, its primary federal regulator during the second quarter of 2009. Although the terms of these regulatory commitments have not yet been finalized, the Company believes that the final terms will include commitments by the Bank to, among other things, reduce its level of wholesale deposits, commercial real estate concentration and criticized assets and strengthen its credit underwriting, loan review and loan workout problem loan identification, particularly within its real estate portfolio. The Company has already taken many of these actions and does not believe compliance with these commitments will have a materially adverse impact on its operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries, including Mountain National Bank (the “Bank”). This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 above and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three months ended March 31, 2009. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three-month period ended March 31, 2009. The Company has also provided some comparisons of the financial data for the three-month period ended March 31, 2009, against the same period in 2008, as well as our year-end results as of and for the year ended December 31, 2008, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and, without limitation:

•	the effects of greater than anticipated deterioration in economic and business conditions (including in the residential and commercial real estate construction and development segment of the economy) nationally and in our local market;

•	lack of sustained growth in the economy in the Sevier County and Blount County, Tennessee area;

•	government monetary and fiscal policies as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and information described in this report and in any of our other reports that we make with the Commission under the Exchange Act.
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
Overview
     We conduct our operations, which consist primarily of traditional commercial banking operations, through the Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, our Blount County regional headquarters in Maryville, Tennessee, through seven additional branches in Sevier County, Tennessee, and two additional branches in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate and commercial real estate segments of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue. Additionally, we have a significant concentration of commercial and residential real estate construction and development loans. Economic downturns relating to sales of these types of properties can adversely affect the Bank’s operations creating risk independent of the tourism industry.

     In addition to our eleven existing locations, we own one property in Knox County for use in future branch expansion. This property is not currently under development. We completed construction of our Blount County regional headquarters early in the first quarter of 2009. We began construction of a branch on property located on the corner of Highway 411 and Highway 416 in Sevier County during the fourth quarter of 2008 with a projected completion date during the second quarter of 2009. We regularly evaluate additional sites for future expansion in and around our existing markets. Management does not anticipate construction of any additional branches during 2009.
     The decrease in net income between the three-month periods ended March 31, 2009 and 2008 was as follows:

	3/31/2009	3/31/2008	$ change	% change
Three months ended Net Income (loss)	$(673,634)	$790,580	$(1,464,214)	-185.21%
     The net loss experienced for the quarter ended March 31, 2009 was the result of an increase in the Company’s provision for loan losses, a loss on investment securities and compression in the Company’s net interest margin. The increase in the provision for loan losses was due to the increasing risk inherent in our loan portfolio during the current economic climate, primarily within the real estate construction and development segment of the portfolio, as well as increased charge-offs during the three months ended March 31, 2009. The provision for loan losses increased approximately $2,615,000 for the first quarter of 2009 when compared to the comparable period in 2008. See more detailed discussion under “Income Statement Analysis” below. The compression of our net interest margin resulted from the numerous rate cuts enacted by the Federal Reserve’s Federal Open Market Committee (“FOMC”) beginning in the third quarter of 2007 and continuing through December 2008. The FOMC decreased the target federal funds rate ten times during that period resulting in a total decrease of 400-425 basis points. In December 2008, the final rate cut resulted in a target funds rate expressed as a range from 0.00-0.25%. Although net interest income increased for the three-month period ended March 31, 2009, in a stable interest rate environment, the Company typically would experience a more substantial increase in interest income if it was able to grow its interest earning assets. However, during the first quarter of 2009, the growth of our interest-earning assets that generally would have resulted in an increase in interest income was largely offset by the reduction in yields earned on those interest-earning assets. This reduction in yield was also attributable, in part, to the relatively more significant increase in the average balance of investment securities as a percentage of our interest earning assets. Investment securities typically have lower yields when compared to the loan portfolio. The overall increase in net interest income was largely attributable to the decrease in interest expense for the three-month period, predominantly related to the Company’s ability to reduce rates paid on interest bearing demand deposits. The increases in noninterest income and noninterest expense virtually offset each other. The components of noninterest income and noninterest expense are discussed under the headings “Noninterest Income” and “Noninterest Expense” below.
     Basic and diluted earnings per share decreased from $0.32 and $0.31, respectively, in the first quarter of 2008 to basic and diluted loss per share of ($0.26) and ($0.26), respectively, in the first quarter of 2009. The net loss per share for the three months ended March 31, 2009, as compared to net earnings per share in the same period in 2008 was due primarily to the decrease in net income and an increase in the average number of shares outstanding as a result of option exercises.
     The increase in total assets, total liabilities and shareholders’ equity for the three months ended March 31, 2009, was as follows:

	3/31/09	12/31/08	$ change	% change
Total Assets	$691,942,647	$621,373,199	$70,569,448	11.36%
Total Liabilities	640,443,567	570,379,446	70,064,121	12.28%
Shareholders’ Equity	51,499,080	50,993,753	505,327	0.99%
     The increase in total liabilities was primarily attributable to an increase in time deposits of approximately $84 million and an increase in NOW accounts of approximately $17 million. The increase in time deposits includes an increase in brokered deposits of approximately $49 million. These deposits were used to fund an increase in investments of approximately $34 million and an increase in federal funds sold of approximately $39 million. Additionally, the deposits were used to pay off approximately $23 million in federal funds purchased as well as $10 million in FHLB advances.
     The increase in shareholders’ equity was primarily attributable to the increase in accumulated other comprehensive gain/(loss) of $1,156,461 at March 31, 2009. Accumulated other comprehensive gain/(loss) increased from a net unrealized loss of $147,587 for the year ended December 31, 2008 to a net unrealized gain of $1,008,874 during the three-month period ended March 31, 2009. Accumulated other comprehensive gain/(loss) represents the unrealized gain or loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities, net of income taxes. The increase in shareholders’ equity was offset by the net loss of $673,634.
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
     We recorded a $347,368 impairment on our investment securities during the first quarter of 2009 relating to Silverton Bank common stock and trust preferred securities due to the failure of Silverton Bank described in more detail below.

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
Balance Sheet Analysis
     The following table presents an overview of selected period-end balances at March 31, 2009 and December 31, 2008, as well as the dollar and percentage change for each:

	3/31/09	12/31/08	$ change	% change
Cash and equivalents	$49,578,367	$14,589,675	$34,988,692	239.82%
Loans	413,810,893	420,429,258	(6,618,365)	-1.57%
Allowance for loan losses	6,905,791	5,292,028	1,613,763	30.49%
Investment securities	160,728,514	126,695,403	34,033,111	26.86%
Premises and equipment	33,170,182	31,484,233	1,685,949	5.35%

Noninterest-bearing deposits	42,620,304	44,652,008	(2,031,704)	-4.55%
Interest-bearing deposits	513,948,414	410,013,938	103,934,476	25.35%

Total deposits	556,568,718	454,665,946	101,902,772	22.41%

Federal funds purchased	—	22,580,000	(22,580,000)	-100.00%
Federal Home Loan Bank advances	$62,900,000	$72,900,000	$(10,000,000)	-13.72%
Loans
     At March 31, 2009, loans comprised 66.92% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to the decrease in construction and land development loans. Total earning assets, as a percentage of total assets, were 89.37% at March 31, 2009, compared to 88.86% at December 31, 2008, and 90.65% at March 31, 2008. Total earning assets relative to total assets decreased at March 31, 2009 and December 31, 2008 as compared to March 31, 2008, due primarily to the increase in the Bank’s portfolio of other real estate owned as discussed in more detail below, the increase in premises and equipment related to branch expansion as well as management’s continued efforts to control loan growth beginning in the second quarter of 2008 as discussed in more detail in the following paragraph. Total earning assets as a percentage of total assets increased slightly from December 31, 2008 to March 31, 2009 due to growth in our investment securities portfolio. The average yield on loans, including loan fees, during the first three months of 2009 was 6.47% compared to 7.99% for the first three months of 2008, reflecting the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008. From September 2007 to December 2008, the FOMC reduced the target federal funds rate ten times resulting in a total decrease of 400-425 basis points. In December 2008, the final rate cut resulted in a target funds rate expressed as a range from 0.00-0.25%.

     Loans decreased approximately $6,618,000 during the first quarter of 2009. Management began to pursue a strategy to slow loan growth beginning in the second quarter of 2008 and continuing into early 2009 due to economic related stress, particularly in the construction and land development portfolio. We plan to continue this strategy into the second quarter of 2009 while placing a primary emphasis on servicing current customers’ needs.
     The Bank’s other real estate owned (“ORE”) increased approximately $7,656,000 from approximately $9,444,000 at December 31, 2008 to approximately $17,100,000 at March 31, 2009. One property, a fully operating hotel located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $6,346,000, represents approximately $6,410,000, or 37.5%, of the ORE balance at March 31, 2009. The hotel is currently under management contract with an experienced hotel management company as we seek to market the sale of the property. Another property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,916,000, or 28.8%, of the ORE balance at March 31, 2009. The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.
     As a result of a recent regulatory examination, the Bank is in discussions with, and expects that it will be required to make certain commitments to, its primary federal regulator during the second quarter of 2009. Although the terms of these regulatory commitments have not yet been finalized, the Company believes that the final terms will include commitments by the Bank to, among other things, reduce its level of wholesale deposits, commercial real estate concentration and criticized assets and strengthen its credit underwriting, loan review and loan workout problem loan identification, particularly within its real estate portfolio. The Company has already taken many of these actions and does not believe compliance with these commitments will have a materially adverse impact on its operations.
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
     As of March 31, 2009, the Bank had loans totaling approximately $6,827,000, which represents 1.65% of total loans, that were 30 days or more but less than 90 days past due and approximately $23,389,000, or 5.66% of total loans, in non-performing loans (loans past due 90 days or more and non-accrual loans). As of March 31, 2008, the Bank had loans totaling approximately $3,089,000, or 0.74% of total loans, that were 30 days or more but less than 90 days past due and approximately $333,000, or 0.08% of total loans, in non-performing loans. Delinquent loans consisted primarily of loans secured by commercial real estate, construction and land development at March 31, 2009 and 2008.
     The tourist industry in Sevier County remained relatively stable during the first quarter of 2009 as compared to 2008 with portions of the industry showing modest declines while others had modest increases, and management expects these trends to continue during 2009. At present, nightly rental income of completed properties has not experienced a measurable reduction, but we can give no assurance that occupancy rates or rental rates will not be negatively impacted if economic conditions do not stabilize or improve. The delinquent and non-performing loans consist primarily of commercial real estate, construction and land development and residential 1-4 family loans. Approximately $5,235,000 of the loans past due more than 30 days but less than 90 days, or 77% of the approximate $6,827,000 total, are in these three categories. Approximately $22,232,000 of the non-performing loans, or 95% of the approximate $23,434,000 total, are in the categories cited above.
     Residential and commercial real estate sales continued to be weak during the first quarter of 2009, following the same pattern that existed during 2008. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Although price declines in general have been minimal, a continued weak sales market could result in an adverse impact on real estate values during future periods.
     Management considers the current level of its allowance for loan losses at March 31, 2009, in the amount of approximately $6,906,000, which is 1.67% of total loans, as compared to $5,292,000, or 1.26% of total loans, at December 31, 2008, to be adequate to absorb probable incurred losses. Net charge-offs of loans began increasing during the third quarter of 2008 and continued to increase into the first quarter of 2009, as anticipated, and discussed in more detail under Provision for Loan Losses below. Management believes the loans, including those loans that were delinquent at March 31, 2009, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense.
Investment Securities
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 23.23% of total assets at quarter-end, up from 20.39% at December 31, 2008. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first three months of 2009 was 4.77% versus 4.95% for the first three months of 2008. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, increased by $1,156,461, net of income taxes, during the first three months of 2009 from a net loss balance of $147,587 at December 31, 2008, to a net gain balance of $1,008,874 at March 31, 2009.
     The balance of the portfolio in the mix of mortgage-backed, municipal and agency securities remained relatively unchanged during the quarter ended March 31, 2009 from the balance at December 31, 2008.
Deposits
     The table below sets forth the total balances of deposits by type as of March 31, 2009 and December 31, 2008, and the dollar and percentage change in balances over the intervening period:

	March 31,	December 31,	$	%
	2009	2008	change	change
		(in thousands)
Non-interest bearing accounts	$42,620	$44,652	$(2,032)	-4.55%

NOW accounts	127,846	110,420	17,426	15.78%

Money market accounts	39,195	37,167	2,028	5.46%

Savings accounts	16,736	15,978	758	4.74%

Certificates of deposit	203,690	170,321	33,369	19.59%

Brokered deposits	111,252	62,478	48,774	78.07%

Individual retirement accounts	15,230	13,650	1,580	11.58%

TOTAL DEPOSITS	$556,569	$454,666	$101,903	22.41%
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
     Brokered deposits are a significant resource available to the Bank to fund loan demand and supplement other sources of liquidity due to the relative ease at which these deposits can be acquired and replaced upon maturity and their comparability to local market rates. At March 31, 2009, brokered deposits represented approximately 19.99% of total deposits. During the first quarter of 2009, brokered deposits increased approximately $49,000,000 and management intends to utilize these funds, secured at favorable rates, to replace higher cost sources of funds as they mature.
     The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three-month period ended March 31, 2009 was 2.49%, down from 4.03% for the same period a year ago reflecting the FOMC’s rate cuts. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of these rate cuts.
Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $39,000,000 as of March 31, 2009, and are available on one day’s notice. Due to the failure of Silverton Bank, which is described in more detail below, we plan to replace the $10 million unsecured Fed Funds line available from them included in the total above during the second quarter of 2009. We do not anticipate this having an impact on the Bank’s liquidity. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had approximately $37 million of additional borrowing capacity from the FHLB at March 31, 2009.
     Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. Based on these guidelines, management believes the Bank was “well capitalized” at March 31, 2009.
     The table below sets forth the Company’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2009	2008
Tier 1 Risk-Based Capital	13.00%	13.34%
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.25%	14.44%
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	9.90%	10.51%
Regulatory Minimum	4.00%	4.00%
     The table below sets forth the Bank’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2009	2008
Tier 1 Risk-Based Capital	12.87%	13.19%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	14.13%	14.29%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Tier 1 Leverage	9.81%	10.41%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
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
     Following is a summary of the commitments outstanding at March 31, 2009 and December 31, 2008.

	2009	2008
	(in thousands)
Commitments to extend credit	$69,370	$82,097
Standby letters of credit	10,270	9,885

TOTALS	$79,640	$91,982
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Reflecting current economic conditions in our market, commitments to fund commercial real estate, construction, and land development loans decreased by approximately $7,242,000 to approximately $29,316,000 at March 31, 2009, compared to commitments of approximately $36,558,000 at December 31, 2008.
Income Statement Analysis
     The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2009 and 2008 (dollars in thousands):

Net Interest Income Analysis
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Loans	$421,577	$405,158	$6,730	$8,047	6.47%	7.99%
Investment Securities:
Available for sale	134,589	83,082	1,589	1,014	4.79%	4.91%
Held to maturity	2,123	2,031	19	24	3.63%	4.75%
Equity securities	3,864	3,847	46	56	4.83%	5.85%

Total securities	140,576	88,960	1,654	1,094	4.77%	4.95%
Federal funds sold and other	12,496	1,620	5	14	0.16%	3.48%

Total interest-earning assets	574,649	495,738	8,389	9,155	5.92%	7.43%
Nonearning assets	66,856	50,892

Total Assets	$641,505	$546,630

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	151,946	134,509	465	914	1.24%	2.73%
Savings deposits	16,137	9,921	60	37	1.51%	1.50%
Time deposits	283,946	209,713	2,249	2,601	3.21%	4.99%

Total interest bearing deposits	452,029	354,143	2,774	3,552	2.49%	4.03%
Securities sold under agreements to repurchase	3,869	4,393	22	34	2.31%	3.11%
Federal Home Loan Bank advances and other borrowings	75,790	76,473	664	784	3.55%	4.12%
Subordinated debt	13,403	13,403	110	217	3.33%	6.51%

Total interest-bearing liabilities	545,091	448,412	3,570	4,587	2.66%	4.11%
Noninterest-bearing deposits	40,867	45,593	—	—

Total deposits and interest- bearings liabilities	585,958	494,005	3,570	4,587	2.47%	3.73%

Other liabilities	3,083	2,605
Shareholders’ equity	52,464	50,020

	$641,505	$546,630

Net interest income			$4,819	$4,568

Net interest spread (1)					3.26%	3.32%
Net interest margin (2)					3.40%	3.71%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

     The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Three months ended
	3/31/09	3/31/08	$ change	% change
Interest income:
Loans	$6,730	$8,047	(1,317)	-16.37%
Securities	1,654	1,094	560	51.19%
Fed funds sold/other	5	14	(9)	-64.29%

Total Interest income	8,389	9,155	(766)	-8.37%
Interest Expense:
Deposits	2,774	3,552	(778)	-21.90%
Other borrowed funds	796	1,035	(239)	-23.09%

Total interest expense	3,570	4,587	(1,017)	-22.17%

Net interest income	4,819	4,568	251	5.49%
Provision for loan losses	2,810	195	2,615	1341.03%

Net interest income after provision for loan losses	2,009	4,373	(2,364)	-54.06%
Noninterest income	1,492	836	656	78.47%
Noninterest expense	4,899	4,220	679	16.09%

Net income (loss) before income tax expense (benefit)	(1,398)	989	(2,387)	-241.35%
Income tax expense (benefit)	(724)	198	(922)	-465.66%

Net income (loss)	$(674)	$791	$(1,465)	-185.21%

Net Interest Income and Net Interest Margin
Interest Income
     The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the three months ended March 31, 2009 as compared to the same period in 2008 was the result of a decrease in the average rate earned on loans which was offset in part by an increase in the volume of average loans. Average loans outstanding increased approximately $16,419,000, or 4.05%, from March 31, 2008, to March 31, 2009. The increase in volume was more than offset by the 152 basis point decrease in the average rate earned on loans during the first three months of 2009 as compared to the first three months of 2008. Interest income on securities increased during the three-month period ended March 31, 2009 as compared to the same period in 2008 due to an increase in the average balance of securities of approximately $51,616,000, or 58.02%, from March 31, 2008 to March 31, 2009. The volume related increase in interest income was partially offset by the 18 basis point decrease in the yield on those securities. Additionally, interest income on federal funds sold/other decreased due to the significant reduction in the yield earned on those balances. The average balance of federal funds sold/other increased approximately $10,876,000, or 671.36%, from March 31, 2008 to March 31, 2009; however, the yield decreased 332 basis points during the same periods.
Interest Expense
     The decrease in interest expense for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily attributable to the reduction in the average cost of the majority of our interest-bearing liabilities, predominantly the cost of interest bearing demand deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, increased approximately $97,886,000, or 27.64%, for the first three months of 2009 compared to the first three months of 2008. However, the average rate paid on total interest bearing deposits decreased 154 basis points between the two periods offsetting the increase in volume and creating a net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the three-month period ended March 31, 2009 compared to the same period in 2008 due to a decrease in the average borrowed funds balance of approximately $683,000, or 0.89%, during the periods compared. Additionally, the average rate paid on these liabilities decreased 57 basis points, contributing to the reduction in interest expense. The average balance of subordinated debentures did not change from March 31, 2008 to March 31, 2009. Therefore, the decrease in the rate paid on this debt for the three-month period ended March 31, 2009 compared to the same period in 2008 resulted in an overall decrease in the related interest expense.
     Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first three months of 2009 compared to the first three months of 2008. The largest factor contributing to the overall reduction in expense was interest bearing demand deposits. The rates paid on these accounts typically correspond to changes in the federal funds rate and therefore experienced a significant decline resulting in a decreased expense despite an increase in volume. The decline in the cost of time deposits resulted in a decrease in interest expense related to these deposits despite an increase in the average balance of time deposits. Additionally, the average cost and associated interest expense for savings deposits increased during the period due to the premium paid on a new competitive rate savings product which has driven increases in volume in savings deposits.
Net Interest Income
     The increase in net interest income before the provision for loan losses for the three-month period ended March 31, 2009 when compared to the same period in 2008 was due to the increase in volume of interest-earning assets as well as the decrease in rates paid on interest-bearing liabilities. However, the volume related increases in net interest income were largely offset by declining interest rates earned on loans as a result of the FOMC’s actions to reduce the Fed Funds rate by 400-425 basis points from September 2007 to December 2008.
Net Interest Margin
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, decreased 0.31% for the first quarter of 2009 compared to the first quarter of 2008. The decrease in our net interest margin reflects a decrease in the average spread during the first quarter of 2009 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 151 basis points to 5.92% at March 31, 2009, as compared to 7.43% at March 31, 2008, and the rates we paid on interest-bearing liabilities, which had a slightly less substantial decrease of 145 basis points in the overall rate to 2.66% at March 31, 2009, versus 4.11% at March 31, 2008. Our net interest margin was also negatively impacted by an increase in nonaccrual loans in the first three months of 2009 when compared to the same period in 2008. Our interest-earning assets, including approximately $140,000,000 in loans tied to prime that reprice immediately, reprice more quickly than our interest-bearing liabilities, particularly time deposits and borrowings with a fixed rate and term. Therefore, during the continuous, declining interest rate environment that began in the third quarter of 2007 and continued throughout 2008, our net interest margin has been compressed as our interest-sensitive assets and liabilities reprice at their expected speeds. Our interest-earning assets are likely much closer to their current rate environment yield levels than are our interest-bearing liabilities. As these interest-bearing liabilities continue to reprice, our margin should begin to expand. When market interest rates begin to increase, our net interest margin should also begin to increase. Improvement in our net interest margin, however, has been slowed by competitive deposit pricing pressures in our market area and the higher rates we are paying on our savings deposits as we continue to offer a competitive rate savings product. Additionally, our net interest margin was negatively impacted by the approximately $5 million decrease in noninterest-bearing demand deposits when comparing the first quarter of 2009 to the same period in 2008. This negative effect will continue as long as and to the extent that the balance of noninterest-bearing demand deposits is reduced.
Provision For Loan Losses
     The provision for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge-off experience, the level of non-performing and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews monthly and makes appropriate adjustments to the level of the allowance for loan losses. Net charge-offs during the first quarter of 2009 were $1,168,111, or 1.24% (annualized) of average loans, as compared to net charge-offs of $39,673, or 0.04% (annualized) of average loans, during the first quarter of 2008. The Bank’s provision for loan losses during the three-months ended March 31, 2009 was $2,810,008 as compared to $195,000 for the three months ended March 31, 2008.
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
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The increase in other non-interest income for the three months ended March 31, 2009, was primarily attributable to an increase in service charges on deposit accounts resulting from an authorized overdraft program implemented during January 2009, gains realized on other real estate owned as well as gains realized on the sale of investment securities in 2009 that did not occur in 2008. The increase in non-interest income was negatively impacted by a decline in other fees and commissions including fee income from debit and credit cards and gains earned on the sale of mortgage loans for each period compared.
Non-Interest Expense
     The Company’s net income during the three months ended March 31, 2009, as compared to the same period in 2008, was negatively impacted by the increase in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense from the first quarter of 2008 to the first quarter of 2009 relates primarily to the $347,368 loss on impairment of securities described below as well as an increase in the Bank’s FDIC insurance assessment of approximately $206,000. We believe that our expenses related to FDIC insurance will continue to increase during 2009 when compared to the prior year’s comparable periods as the FDIC seeks to replenish its reserve funds and as a result of our participation in the Temporary Liquidity Guarantee Program which provides 100% insurance coverage of deposits in noninterest-bearing deposit accounts. We also anticipate in the second quarter of 2009 a special one-time assessment from the FDIC between approximately $500,000 and $1 million to provide additional reserves for the Bank Insurance Fund. Loss on other real estate owned increased approximately $85,000 while the maintenance and upkeep costs for these properties increased approximately $32,000 for the three months ended March 31, 2008 when compared to the same period in 2009. The Bank’s continued expansion also contributed to the increase in non-interest expense. Since the end of the third quarter of 2007, the Bank has opened four new branches, one in Sevier County and three in Blount County including the Blount County regional headquarters. Building and equipment related expenses for the three months ended March 31, 2009 were approximately $114,000 more than the same period in 2008. There were also general increases of various magnitudes in the following areas for the three months ended March 31, 2009 when compared to 2008: electronic banking costs, ATM and debit/credit card expense and professional fees.
     In the first quarter of 2009, the Company experienced losses of $347,368 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $347,368, which represents the Company’s full investment in the securities.
Income Taxes
     The Company’s income tax benefit during the first quarter of 2009 was approximately $724,000 which represents an effective tax rate on pre-tax earnings of 51.80%. Income tax expense for the first quarter of 2008 was approximately $198,000 and represents an effective tax rate on pre-tax earnings of 20.02%. The increase in the effective tax rate for the first quarter of 2009 was primarily due to the Bank’s net operating loss attributable to the funding of the provision for loan losses in the amount of $2,810,008. During both quarters, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2009. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to contribute to our reduced effective tax rate.
ITEM 4. CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     During the first quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: May 15, 2009	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: May 15, 2009	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.