Form 10-Q
period 2009-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2009-08-14
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of August 1, 2009.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2009

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$14,971,636	$14,013,675
Federal funds sold	6,700,000	576,000

Total cash and cash equivalents	21,671,636	14,589,675

Securities available for sale	166,183,441	124,578,359
Securities held to maturity, fair value $2,063,680 at June 30, 2009 and $1,813,410 at December 31, 2008	2,158,750	2,117,044
Restricted investments, at cost	3,812,450	3,862,518
Loans, net of allowance for loan losses of $8,149,188 at June 30, 2009 and $5,292,028 at December 31, 2008	405,807,035	415,137,230
Investment in partnership	4,104,204	4,117,962
Premises and equipment	33,737,742	31,484,233
Accrued interest receivable	2,913,200	2,737,819
Cash surrender value of life insurance	11,281,847	11,078,708
Other real estate owned	21,305,860	9,444,150
Other assets	2,766,337	2,225,501

Total assets	$675,742,502	$621,373,199

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$45,585,611	$44,652,008
NOW accounts	110,008,863	110,420,061
Money market accounts	37,678,019	37,166,820
Savings accounts	17,504,068	15,977,609
Time deposits	328,510,070	246,449,448

Total deposits	539,286,631	454,665,946

Federal funds purchased	—	22,580,000
Securities sold under agreements to repurchase	7,215,956	4,331,865
Accrued interest payable	873,260	1,022,921
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	62,900,000	72,900,000
Other liabilities	1,595,807	1,475,714

Total liabilities	625,274,654	570,379,446

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,631,611 shares at June 30, 2009 and 2,631,611 shares at December 31, 2008	2,631,611	2,631,611
Additional paid-in capital	42,068,328	41,952,632
Retained earnings	5,094,413	6,557,097
Accumulated other comprehensive income (loss)	673,496	(147,587)

Total shareholders’ equity	50,467,848	50,993,753

Total liabilities and shareholders’ equity	$675,742,502	$621,373,199

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans	$13,149,338	$15,925,163	$6,418,975	$7,878,300
Taxable securities	2,799,392	1,915,784	1,391,873	990,779
Tax-exempt securities	513,258	348,125	267,574	179,456
Federal funds sold and deposits in other banks	10,979	29,456	5,807	15,210

Total interest income	16,472,967	18,218,528	8,084,229	9,063,745

INTEREST EXPENSE
Deposits	5,506,721	6,742,710	2,732,410	3,190,544
Federal funds purchased	30,891	165,092	8,315	101,006
Repurchase agreements	51,583	66,718	29,095	33,245
Federal Home Loan Bank advances	1,284,365	1,428,064	643,466	707,939
Subordinated debentures	219,953	376,875	110,145	159,763

Total interest expense	7,093,513	8,779,459	3,523,431	4,192,497

Net interest income	9,379,454	9,439,069	4,560,798	4,871,248

Provision for loan losses	5,180,748	525,000	2,370,740	330,000

Net interest income after provision for loan losses	4,198,706	8,914,069	2,190,058	4,541,248

NONINTEREST INCOME
Service charges on deposit accounts	1,195,360	704,901	617,770	359,034
Other fees and commissions	581,333	601,565	319,309	307,438
Gain on sale of mortgage loans	96,022	109,492	54,950	57,461
Investment gains and losses, net	(102,594)	33,706	—	3,059
Other noninterest income	994,226	303,000	627,522	189,377

Total noninterest income	2,764,347	1,752,664	1,619,551	916,369

NONINTEREST EXPENSE
Salaries and employee benefits	4,753,121	4,942,861	2,361,975	2,422,390
Occupancy expenses	837,195	653,027	442,266	348,630
Other operating expenses	4,355,353	2,885,982	2,590,466	1,490,220

Total noninterest expense	9,945,669	8,481,870	5,394,707	4,261,240

Income (loss) before income taxes	(2,982,616)	2,184,863	(1,585,098)	1,196,377

Income tax expense (benefit)	(1,519,932)	465,146	(796,048)	267,240

Net income (loss)	$(1,462,684)	$1,719,717	$(789,050)	$929,137

EARNINGS (LOSS) PER SHARE
Basic	$(0.56)	$0.65	$(0.30)	$0.35
Diluted	$(0.56)	$0.65	$(0.30)	$0.35
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Income/(Loss)	Equity
BALANCE, January 1, 2008		$2,499,629	$39,426,881	$7,300,933	$(278,990)	48,948,453
Exercise of stock options, 14,237 shares		14,237	103,071			117,308
Share repurchase program, 4,598 shares		(4,598)	(96,629)			(101,227)
5% stock dividend		124,718	2,868,514	(3,011,034)		(17,802)
Share-based compensation			57,500			57,500
Tax benefit from exercise of options			170,070			170,070
Comprehensive income:
Net income	$1,719,717			1,719,717		1,719,717
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(889,225)	—	—	—	(889,225)	(889,225)

Total comprehensive income	830,492

BALANCE, June 30, 2008		2,633,986	42,529,407	6,009,616	(1,168,215)	50,004,794

BALANCE, January 1, 2009		2,631,611	41,952,632	6,557,097	(147,587)	50,993,753
Share-based compensation			45,000			45,000
Tax benefit from exercise of options			70,696			70,696
Comprehensive income:
Net income (loss)	(1,462,684)			(1,462,684)		(1,462,684)
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	821,083	—	—	—	821,083	821,083

Total comprehensive loss	$(641,601)

BALANCE, June 30, 2009		$2,631,611	$42,068,328	$5,094,413	$673,496	$50,467,848

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,462,684)	$1,719,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	676,907	576,267
Net realized gains on securities available for sale	(244,774)	(33,706)
Impairment of securities	347,368	—
Net amortization on securities	353,807	81,150
Activity in held-to-maturity securities:
Increase due to accretion	(41,706)	(48,753)
Provision for loan losses	5,180,748	525,000
Gain on sale of other real estate	(291,344)	—
Gross mortgage loans originated for sale	(14,195,000)	(12,979,612)
Gross proceeds from sale of mortgage loans	14,479,822	13,300,700
Gain on sale of mortgage loans	(96,022)	(109,492)
Increase in cash surrender value of life insurance	(203,139)	(214,612)
Investment in partnership	13,758	(32,265)
Share-based compensation	45,000	57,500
Tax benefit from exercise of options	(70,696)	(170,070)
Change in operating assets and liabilities:
Accrued interest receivable	(175,381)	(254,068)
Accrued interest payable	(149,661)	(239,981)
Other assets and liabilities	(824,744)	416,384

Net cash provided by operating activities	3,342,259	2,594,159

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales, maturities, and calls	66,714,646	22,133,595
Purchases	(107,782,678)	(31,192,966)
Purchases of other investments	(122,300)	(172,450)
Loan originations and principal collections, net	(8,191,705)	(23,774,576)
Purchase of premises and equipment	(2,930,416)	(3,449,300)
Purchase of life insurance	—	(2,000,000)
Proceeds from sale of other real estate	1,056,683	—

Net cash used in investing activities	(51,255,770)	(38,455,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	84,620,685	44,107,347
Proceeds from Federal Home Loan Bank advances	—	7,000,000
Matured Federal Home Loan Bank advances	(10,000,000)	(6,456,418)
Net decrease in federal funds purchased	(22,580,000)	(1,300,000)
Net increase in securities sold under agreements to repurchase	2,884,091	1,549,515
Proceeds from issuance of common stock, including options	—	117,308
Tax benefit from exercise of options	70,696	170,070
Purchase of common stock	—	(101,227)
Cash dividends	—	(17,802)

Net cash provided by financing activities	54,995,472	45,068,793

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,081,961	9,207,255
CASH AND CASH EQUIVALENTS, beginning of year	14,589,675	16,328,580

CASH AND CASH EQUIVALENTS, end of year	$21,671,636	$25,535,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$7,243,174	$9,019,440
Income taxes	455,000	650,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	12,152,352	70,700
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Accounting Policies
     The unaudited consolidated financial statements in this report have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements include the accounts of Mountain National Bancshares, Inc., a Tennessee corporation (the “Company”), and its subsidiaries. The Company’s principal subsidiary is Mountain National Bank, a national association (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.
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
Note 2. New Accounting Standards
     The Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (“FSP”) to clarify the application of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or both the fair-value measurements and other-than-temporary impairment FSPs are adopted simultaneously. The Company adopted the FSPs for the period ending June 30, 2009 with no material effect on its financial statements.
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

     FAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. They also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized information in interim reporting periods.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the Company as of June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations or disclosures.
Note 3. Investment Securities
     The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2009
Available-for-sale
U. S. Government securities	$251,712	$1,413	$—	$253,125
U. S. Government sponsored entities and agencies	17,999,158	—	(958)	17,998,200
Obligations of states and political subdivisions	24,781,319	151,335	(587,712)	24,344,942
Mortgage-backed securities-residential	122,077,199	1,923,409	(413,434)	123,587,174

Total available-for-sale securities	$165,109,388	$2,076,157	$(1,002,104)	$166,183,441

Held-to-maturity
Obligations of states and political subdivisions	$2,158,750	$14,070	$(109,140)	$2,063,680

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2008
Available-for-sale
U. S. Government securities	$254,253	$2,545	$—	$256,798
U. S. Government sponsored entities and agencies	5,453,229	42,086	—	5,495,315
Obligations of states and political subdivisions	22,224,441	21,075	(1,638,780)	20,606,736
Corporate securities	175,000	—	(60,147)	114,853
Mortgage-backed securities-residential	96,720,773	1,435,106	(51,222)	98,104,657

Total available-for-sale securities	$124,827,696	$1,500,812	$(1,750,149)	$124,578,359

Held-to-maturity
Obligations of states and political subdivisions	$2,117,044	$—	$(303,634)	$1,813,410

     The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$18,441,033	$18,442,598
One to five years	1,861,694	1,908,410
Five to ten years	5,389,159	5,247,948
Beyond ten years	17,340,302	16,997,311
Mortgage-backed securities-residential	122,077,199	123,587,174

Total	$165,109,387	$166,183,441

Held-to-maturity
Five to ten years	673,890	653,640
Beyond ten years	1,484,860	1,410,040

Total	$2,158,750	$2,063,680

     The following table summarizes the investment securities with unrealized losses at June 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2009
Available-for-sale
U. S. Government agencies	$17,998,200	$(958)	$—	$—	$17,998,200	$(958)
Obligations of states and political subdivisions	14,995,968	(452,408)	1,674,518	(135,304)	16,670,486	(587,712)
Mortgage-backed securities-residential	37,558,577	(413,434)	—	—	37,558,577	(413,434)

Total available-for-sale	$70,552,745	$(866,800)	$1,674,518	$(135,304)	$72,227,263	$(1,002,104)

Held-to-maturity
Obligations of states and political subdivisions	$1,111,800	$(59,675)	$382,190	$(49,465)	$1,493,990	$(109,140)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2008
Available-for-sale
Obligations of states and political subdivisions	$17,276,238	$(1,559,745)	$566,900	$(79,036)	$17,843,138	$(1,638,781)
Corporate securities	114,853	(60,147)	—	—	114,853	(60,147)
Mortgage-backed securities-residential	6,008,515	(37,907)	3,781,650	(13,314)	9,790,165	(51,221)

Total available-for-sale	$23,399,606	$(1,657,799)	$4,348,550	$(92,350)	$27,748,156	$(1,750,149)

Held-to-maturity
Obligations of states and political subdivisions	$1,395,170	$(228,034)	$418,240	$(75,600)	$1,813,410	$(303,634)

     Proceeds from sales of securities available for sale were approximately $14 million and $6 million for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $244,774 and $33,814 and gross losses of $0 and $108 were realized on these sales during 2009 and 2008, respectively.
     Proceeds from sales of securities available for sale were $0 and approximately $5 million for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $0 and $3,167 and gross losses of $0 and $108 were realized on these sales during 2009 and 2008, respectively.
Other-Than-Temporary-Impairment
     Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized

Financial Assets.
     In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
     The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
     When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
     As of June 30, 2009, the Company’s security portfolio consisted of 211 securities, 73 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and obligations of states and political subdivisions, as discussed below:
Mortgage-backed Securities
     At June 30, 2009, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
Obligations of States and Political Subdivisions
     Unrealized losses on obligations of states and political subdivisions have not been recognized into income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

Other Securities
     In the first quarter of 2009, the Company recorded losses of $347,368 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009, and on June 5, 2009 Silverton filed a petition for bankruptcy. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $347,368, which represents the Company’s full investment in the securities, during the first quarter of 2009.
Note 4. Common Stock Activity and Stock Options
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
Note 5. Net Earnings Per Common Share
     Net earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options and warrants for which the exercise price is lower than the market price of the common stock, during the period.
     The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2009 and 2008:

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic earnings (loss) per share calculation:
Numerator - Net income (loss)	(1,462,684)	1,719,717	(789,050)	929,137
Denominator - Average common shares outstanding	2,631,611	2,631,130	2,631,611	2,635,227

Basic net income (loss) per share	$(0.56)	$0.65	$(0.30)	$0.35

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Diluted earnings (loss) per share calculation:
Numerator - Net income (loss)	(1,462,684)	1,719,717	(789,050)	929,137
Denominator - Average common shares outstanding	2,631,611	2,631,130	2,631,611	2,635,227
Dilutive shares contingently issuable	—	13,866	—	13,390

Average dilutive common shares outstanding	2,631,611	2,644,996	2,631,611	2,648,617

Diluted net income (loss) per share	$(0.56)	$0.65	$(0.30)	$0.35
     During the three and six months ended June 30, 2008, there were options for the purchase of 56,522 shares outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.
     Potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. During the three and six months ended June 30, 2009, there were 24,421 shares in each time period excluded from this calculation.

Note 6. Loans and Allowance for Loan Losses
     At June 30, 2009 and December 31, 2008, the Bank’s loans consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Mortgage loans on real estate:
Residential 1-4 family	$79,758	$75,921
Residential multifamily	6,572	6,588
Commercial real estate	119,636	113,734
Construction and land development	130,065	142,370
Second mortgages	6,303	6,059
Equity lines of credit	29,014	29,697

	371,348	374,369

Commercial loans	35,225	37,632

Consumer installment loans:
Personal	4,913	6,233
Credit cards	2,470	2,195

	7,383	8,428

Total Loans	413,956	420,429
Less: Allowance for loan losses	(8,149)	(5,292)

Loans, net	$405,807	$415,137

     Loans held for sale at June 30, 2009 and December 31, 2008 were $0 and $188,800, respectively. These loans are included in residential 1-4 family loans in the table above.
     Individually impaired loans at June 30, 2009, March 31, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	March 31,	December 31,
	2009	2009	2008

Period-end loans with allocated allowance for loan losses	$8,232	$2,552	$2,808
Period-end loans with no allocated allowance for loan losses	75,154	10,434	539
Allowance for loan losses on impaired loans	2,276	871	561
     Troubled debt restructures (“TDRs”) at June 30, 2009 totaled approximately $39,578,000 which is 47.46% of total impaired loans. The TDRs related primarily to construction and development loans totaling approximately $17,505,000, or 20.99% of impaired loans, and commercial real estate loans totaling approximately $12,008,000, or 14.40% of impaired loans. The TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term.
     Nonperforming loans as June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$43	$128

Nonaccrual loans	16,705	11,711
     A summary of transactions in the allowance for loan losses (“AFLL”) for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
AFLL
Balance, beginning of year	$5,292	$3,974
Loans charged off	(2,337)	(122)
Recoveries of loans previously charged off	13	50
Provision for loan losses	5,181	525

Balance, end of period	$8,149	$4,427

Note 7. Comprehensive Income (Loss)
     Comprehensive income (loss) is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is made up of changes in the unrealized gain (loss) on securities available for sale. Comprehensive income (loss) for the three and six months ended June 30, 2009 was ($1,124,428) and ($641,601), respectively, as compared to ($246,029) and $830,492, respectively, for the three and six months ended June 30, 2008.
Note 8. Fair Value
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
     Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and the loan balance exceeds the collateral value at the measurement date. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income date available. Appraisal valuation is considered a Level 3 classification of the inputs for determining fair value.
     Other Real Estate – The fair value of other real estate is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on other real estate.
Assets and Liabilities Measured on a Recurring Basis
     The following table summarizes assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2009 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$253,125	$253,125
U. S. Government sponsored entities and agencies	17,998,200	17,998,200
Obligations of states and political subdivisions	24,344,943	24,344,943
Mortgage-backed securities-residential	123,587,173	123,587,173

Total available for sale securities	$166,183,441	$166,183,441

		Fair Value Measurements at
		December 31, 2008 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities	$124,578,359	$124,578,359
Assets and Liabilities Measured on a Non-Recurring Basis
     Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2009 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$5,956,203	$5,956,203
Other real estate	21,305,860	21,305,860

Total Assets Measured at Fair Value on a Non-Recurring Basis	$27,262,063	$27,262,063

		Fair Value Measurements at
		December 31, 2008 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$2,246,312	$2,246,312
     At June 30, 2009, impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $8,232,396, with a valuation allowance of $2,276,193 resulting in an additional provision for loan losses of $2,151,193 for the six month period ended June 30, 2009. During the three months ended June 30, 2009, an additional $1,405,568 was charged to provision for loan losses for impaired loans. At December 31, 2008, impaired loans had a carrying amount of $2,807,562, with a valuation allowance of $561,250 resulting in an additional provision for loan losses of $561,250 for the year ended December 31, 2008.
     The June 30, 2009 carrying amount of other real estate includes net valuation adjustment increases of approximately $356,000 and $568,000, respectively, for the three and six months ended June 30, 2009. These valuation adjustments are charged to gain or loss on other real estate.
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
Restricted investments:
     Restricted investments consist of Federal Home Loan Bank and Federal Reserve Bank stock. It is not practicable to determine the fair value due to restrictions placed on the transferability of the stock.
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
Subordinated debentures:
     For the subordinated debentures with a floating interest rate tied to LIBOR, the fair value is based on the discounted value of contractual cash flows. The discount rate is estimated using the most recent offering rates available for subordinated debentures of similar amounts and remaining maturities.
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
     In accordance with FSP SFAS 107-1, the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008, not previously presented, are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$21,672	$21,672	$14,590	$14,590
Investment securities held to maturity	2,159	2,064	2,117	1,813
Restricted investments	3,812	N/A	3,863	N/A
Loans, net	399,851	399,560	412,891	415,723
Accrued interest receivable	2,913	2,913	2,738	2,738

Liabilities:
Noninterest-bearing demand deposits	$45,586	$45,586	$44,652	$44,652
NOW accounts	110,009	110,009	110,420	110,420
Savings and money market accounts	55,182	55,182	53,144	53,144
Time deposits	328,510	330,144	246,449	248,356
Subordinated debentures	13,403	7,827	13,403	10,582
Federal funds purchased and securities sold under agreements to repurchase	7,216	7,216	26,912	26,912
Federal Home Loan Bank advances	62,900	68,129	72,900	80,517
Accrued interest payable	873	873	1,023	1,023
Note 9. Regulatory Matters
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
     Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009, that the Bank and Company met all capital adequacy requirements to which it is subject.

     As a result of a recent regulatory examination, the Bank made certain commitments to its primary federal regulator during the second quarter of 2009, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s Allowance for Loan and Lease Losses, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has already taken many of these actions and does not believe compliance with these commitments will have a materially adverse impact on its operations.
Note 10. Subsequent Events
     Management has evaluated subsequent events through August 14, 2009, which is the date that the Company’s financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries, including the Bank. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 above and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three and six months ended June 30, 2009. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended June 30, 2009. The Company has also provided some comparisons of the financial data for the three- and six-month periods ended June 30, 2009, against the same periods in 2008, as well as the Company’s year-end results as of and for the year ended December 31, 2008, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.
Special Cautionary Notice Regarding Forward-Looking Statements
     Certain of the statements made herein are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”,

“contemplate”,“expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and, without limitation:
•	the effects of greater than anticipated deterioration in economic and business conditions (including in the residential and commercial real estate construction and development segment of the economy) nationally and in our local market;

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	lack of sustained growth in the economy in the Sevier County and Blount County, Tennessee area;

•	government monetary and fiscal policies as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	the effects of failing to comply with our regulatory commitments;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	results of regulatory examinations; and

•	other factors and information described in this report and in any of our other reports that we make with the Commission under the Exchange Act.
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
Overview
     We conduct our operations, which consist primarily of traditional commercial banking operations, through the Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, our Blount County regional headquarters in Maryville, Tennessee, through eight additional branches in Sevier County, Tennessee, and two additional branches in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate and commercial real estate segments of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has been relatively strong during recent years and we anticipate that this trend will continue during 2009. Additionally, we have a significant concentration of commercial and residential real estate construction and development loans. Economic downturns relating to sales of these types of properties can adversely affect the Bank’s operations creating risk independent of the tourism industry.
     In addition to our twelve existing locations, we own one property in Knox County for use in future branch expansion. This property is not currently under development. We completed construction of a branch on property located on the corner of Highway 411 and Highway 416 in Sevier County during the second quarter of 2009. We regularly evaluate additional sites for future expansion in and around our existing markets. Management does not anticipate construction of any additional branches during the remainder of 2009.
     The decrease in net income between the three- and six-month periods ended June 30, 2009 and 2008 was as follows:

	6/30/2009	6/30/2008	$ change	%change
Three months ended
Net Income (loss)	$(789,050)	$929,137	$(1,718,187)	-184.92%

Six months ended
Net Income (loss)	$(1,462,684)	$1,719,717	$(3,182,401)	-185.05%
     The net loss experienced for the six months ended June 30, 2009 was the result of an increase in the Company’s provision for loan losses, compression in the Company’s net interest margin, increased expense associated with other real estate owned (“ORE”) and FDIC assessments and a loss on impairment of investment securities. The increase in the provision for loan losses was due to the increasing risk inherent in our loan portfolio during the current economic climate, primarily within the real estate construction and development segment of the portfolio, as well as increased charge-offs during the six months ended June 30, 2009. The provision for loan losses increased approximately $4,656,000 for the first six months of 2009 when compared to the comparable period in 2008. See more detailed discussion under “Income Statement Analysis” below. The numerous rate cuts enacted by the Federal Reserve’s Federal Open Market Committee (“FOMC”) beginning in the third quarter of 2007 and continuing through December 2008 continue to negatively impact our net interest margin. Although both interest income and interest expense declined significantly, approximately $1,746,000 and $1,686,000, respectively, during the first six months of 2009, net interest income decreased less substantially, approximately $60,000, during the same period. The total average balance of both the Company’s interest earning assets and interest bearing liabilities increased during the six-month period ended June 30, 2009, however, the reduction in rates earned and paid on these assets and liabilities, the speed of the rate reductions and the makeup of total interest sensitive assets and liabilities among higher and lower yielding components affects our net interest margin as well as net interest income. A more detailed discussion of interest income and expense rate and volume variances is presented under “Net Interest Income and Net Interest Margin” below. The increase in noninterest expense was primarily attributable to the increase in ORE expense and FDIC assessment expense. The increase in noninterest income was largely the result of increases in gain on ORE and service charges on deposit accounts, offset, in part, by net investment losses. Noninterest income and noninterest expense are discussed in more detail under the headings “Noninterest Income” and “Noninterest Expense” below.

     The net loss experienced for the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008 was the result of the same factors mentioned in the above paragraph.
     Basic and diluted earnings per share decreased from $0.35 and $0.35, respectively, in the second quarter of 2008 to basic and diluted loss per share of ($0.30) and ($0.30), respectively, in the second quarter of 2009. Basic and diluted earnings per share decreased from $0.65 and $0.65, respectively, for the first six months of 2008 to basic and diluted loss per share of ($0.56) and ($0.56), respectively, for the first six months of 2009. The net loss per share for the three and six months ended June 30, 2009, as compared to net earnings per share for the same periods in 2008, was due primarily to the decrease in net income caused by increased levels of provision expense and increased noninterest expense.
     The increase in total assets, total liabilities and shareholders’ equity for the six months ended June 30, 2009, was as follows:

	6/30/09	12/31/08	$ change	% change
Total Assets	$675,742,502	$621,373,199	$54,369,303	8.75%
Total Liabilities	625,274,654	570,379,446	54,895,208	9.62%
Shareholders’ Equity	50,467,848	50,993,753	(525,905)	-1.03%
     The net increase in total liabilities was primarily attributable to an increase in time deposits of approximately $82 million and the decrease in federal funds purchased of approximately $23 million. The increase in time deposits includes an increase in brokered deposits of approximately $26 million. As deposit growth outpaced loan growth for the first six months of 2009, these deposits were used to fund an increase in investments of approximately $42 million and an increase in federal funds sold of approximately $6 million. Additionally, the deposits were used to pay off approximately $10 million in FHLB advances.
     The decrease in shareholders’ equity was primarily attributable to the net loss of ($1,462,684) for the six months ended June 30, 2009. The net decrease in shareholders’ equity was partially offset by an increase in accumulated other comprehensive gain (loss) of $821,083 at June 30, 2009. Accumulated other comprehensive gain (loss) increased from a net unrealized loss of ($147,587) for the year ended December 31, 2008 to a net unrealized gain of $673,496 during the six-month period ended June 30, 2009. Accumulated other comprehensive gain (loss) represents the unrealized gain or loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities, net of income taxes.
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
Allowance and Provision for Loan Losses
     The allowance and provision for loan losses are based on management’s assessments of amounts that it deems to be adequate to absorb losses inherent in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge-off experience, the results of regulatory examinations, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area undergo an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan losses.
Valuation of Other Real Estate
     The fair value of ORE is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on other real estate.
Balance Sheet Analysis
     The following table presents an overview of selected period-end balances at June 30, 2009 and December 31, 2008, as well as the dollar and percentage change for each:

	6/30/09	12/31/08	$ change	% change
Cash and equivalents	$21,671,636	$14,589,675	$7,081,961	48.54%
Loans	413,956,223	420,429,258	(6,473,035)	-1.54%
Allowance for loan losses	8,149,188	5,292,028	2,857,160	53.99%
Investment securities	168,342,191	126,695,403	41,646,788	32.87%
Premises and equipment	33,737,742	31,484,233	2,253,509	7.16%

Noninterest-bearing deposits	45,585,611	44,652,008	933,603	2.09%
Interest-bearing deposits	493,701,020	410,013,938	83,687,082	20.41%

Total deposits	539,286,631	454,665,946	84,620,685	18.61%

Federal funds purchased	—	22,580,000	(22,580,000)	-100.00%
Federal Home Loan Bank advances	$62,900,000	$72,900,000	$(10,000,000)	-13.72%
Loans
     At June 30, 2009, loans comprised 69.59% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to the decrease in construction and land development loans, due to foreclosures moved to ORE. Total earning assets, as a percentage of total assets, were 88.03% at June 30, 2009, compared to 88.86% at December 31, 2008, and 90.34% at June 30, 2008. Total earning assets relative to total assets decreased at June 30, 2009 and December 31, 2008 as compared to June 30, 2008, due primarily to the increase in the Bank’s portfolio of other real estate owned as discussed in more detail below, the increase in premises and equipment related to branch expansion as well as management’s continued efforts to control loan growth beginning in the second quarter of 2008 as discussed in more detail in the following paragraph. The average yield on loans, including loan fees, during the first six months of 2009 was 6.33% compared to 7.80% for the first six months of 2008, reflecting the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008.
     Loans decreased approximately $6,473,000 during the first six months of 2009. Management began to pursue a strategy to slow loan growth beginning in the second quarter of 2008 that continued into the first half of 2009 due to economic related stress, particularly in the construction and land development portfolio. We plan to continue this strategy into the third quarter of 2009 while placing a primary emphasis on servicing current customers’ needs.
     The Bank’s ORE increased approximately $11,862,000 from approximately $9,444,000 at December 31, 2008 to approximately $21,306,000 at June 30, 2009. One property, a fully operating hotel located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $6,346,000, represents approximately $6,630,000, or 31%, of the ORE balance at June 30, 2009 (included in nonfarm nonresidential properties in the table below). The hotel is currently under management contract with an experienced hotel management company as we seek to market the sale of the property. Another property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,952,000, or 23%, of the ORE balance at June 30, 2009 (included in multifamily residential properties in the table below). The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.

     The following table presents the Company’s total ORE balance by property type:

	June 30, 2009	December 31, 2008
	(in thousands)
Construction, land development and other land	$6,571	$2,859
1-4 family residential properties	3,019	110
Multifamily residential properties	4,952	—
Nonfarm nonresidential properties	6,764	6,475

Total	$21,306	$9,444

     As a result of a recent regulatory examination, the Bank made certain commitments to its primary federal regulator during the second quarter of 2009, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s Allowance for Loan and Lease Losses, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has already taken many of these actions and does not believe compliance with these commitments will have a materially adverse impact on its operations.
Allowance for Loan Losses
     The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, underlying collateral values securing loans, current economic conditions, results of regulatory examinations, and other factors which affect the allowance for potential credit losses. The Bank operates primarily in Sevier County, Tennessee, with expanding operations in Blount County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review officer on a quarterly basis prepares an analysis of the credit quality of the loan portfolio which is reviewed by the Company’s Board of Directors.

     The following table presents the Bank’s delinquent and nonaccrual loans for the periods indicated:

	Past due 30 to		Past due 90 days
	89 days and still	% of total	or more and	% of total		% of total
	accruing	loans	still accruing	loans	Nonaccrual	loans
			($ in thousands)
As of June 30, 2009
Construction, land development and other land loans	$3,617	0.87%	$—	0.00%	$9,053	2.19%
Commercial real estate	336	0.08%	—	0.00%	4,268	1.03%
Consumer real estate	1,465	0.35%	20	0.00%	3,246	0.78%
Commercial loans	189	0.05%	—	0.00%	138	0.03%
Consumer loans	83	0.02%	23	0.01%	—	0.00%

Total	$5,690	1.37%	$43	0.01%	$16,705	4.04%

As of December 31, 2008
Construction, land development and other land loans	$11,081	2.64%	$—	0.00%	$9,185	2.18%
Commercial real estate	1,170	0.28%	—	0.00%	136	0.03%
Consumer real estate	2,312	0.55%	122	0.03%	2,390	0.57%
Commercial loans	201	0.05%	—	0.00%	—	0.00%
Consumer loans	88	0.02%	6	0.00%	—	0.00%

Total	$14,852	3.53%	$128	0.03%	$11,711	2.79%

     Delinquent and nonaccrual loans at both June 30, 2009 and December 31, 2008 consisted primarily of construction and land development loans and commercial and consumer real estate loans. Approximately $3,617,000 of the loans past due 30 to 89 days at June 30, 2009, or 63.6% of the approximate $5,690,000 total, are construction and land development loans. Commercial real estate and consumer real estate make up approximately $336,000 and $1,465,000, or 5.9% and 25.7%, respectively, of loans past due 30 to 89 days at June 30, 2009. Approximately $9,053,000 of the nonaccrual loans, or 54.2% of the approximate $16,705,000 total at June 30, 2009, are construction and land development loans while commercial real estate and consumer real estate make up approximately $4,268,000 and $3,246,000, or 25.5% and 19.4%, respectively, of nonaccrual loans at that date.
     The tourism industry in Sevier County has been relatively strong during the first two quarters of 2009 as compared to 2008 and management expects this trend to continue during the remainder of 2009. Occupancy rates for nightly rental units have shown improvement, most notably during the second quarter of 2009 and continuing into the third quarter, as compared to 2008. The increased visitation rate of tourists has led to increased sales for other tourism related industries.
     Residential and commercial real estate sales continued to be weak during the first two quarters of 2009, following the same pattern that existed during the second half of 2008. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2009 have had an adverse impact on overall real estate values. These trends have had the greatest effect on the construction and development portfolio resulting in the significant increase in past due and nonaccrual loans beginning during the fourth quarter of 2008 and continuing through the second quarter of 2009. Developers that do not have adequate cash flow or cash reserves to sustain the required interest payments on their loans during this period of economic stress have been unable to continue their developments. As a result, the Bank has classified a significant portion of these loans as non-performing assets and has begun workout arrangements for these loans.

     Individually impaired loans are loans that the Bank does not expect to collect all amounts due according to the contractual terms of the loan agreement. In some cases, collection of amounts due becomes dependent on liquidating the collateral securing the impaired loan. Collateral dependent loans do not necessarily result in the loss of principal or interest amounts due; rather the cash flow is disrupted until the underlying collateral can be liquidated. As a result, the Bank’s impaired loans may exceed nonaccrual loans which are placed on nonaccrual status when questions arise about the future collectability of interest due on these loans. The status of impaired loans is subject to change based on the borrower’s financial status.
     Problem loans are identified and monitored by the Bank’s watch list report which is generated during the loan review process. This process includes review and analysis of the borrower’s financial statements and cash flows, delinquency reports and collateral valuations. The watch list includes all loans determined to be impaired and management determines the proper course of action relating to these loans and receives monthly updates as to the status of the loans.
     The following table presents impaired loans at June 30, 2009, March 31, 2009 and December 31, 2008:

	June 30, 2009		March 31, 2009		December 31, 2008
	Impaired	% of total	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans	Loans	loans
	($ in thousands)
Construction, land development and other land loans	$38,286	9.25%	$9,405	2.27%	$1,907	0.45%
Commercial real estate	23,254	5.62%	1,382	0.33%	616	0.15%
Consumer real estate	21,376	5.16%	2,019	0.49%	824	0.20%
Other loans	470	0.11%	180	0.04%	—	0.00%

Total	$83,386	20.14%	$12,986	3.14%	$3,347	0.80%

     The increase in impaired loans in the six months ended June 30, 2009 was primarily related to the weakened residential and commercial real estate market in the Bank’s market areas. Within this segment of the portfolio, the Bank makes loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to slow. An extended recessionary period will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.
     TDRs at June 30, 2009 totaled approximately $39,578,000 which is 47.46% of total impaired loans. The TDRs related primarily to construction and development loans totaling approximately $17,505,000, or 20.99% of impaired loans, and commercial real estate loans totaling approximately $12,008,000, or 14.40% of impaired loans. The TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term.

     The Bank’s allowance for loan losses as a percentage of total loans at June 30, 2009 and December 31, 2008 was as follows:

	Allowance for	Total	% of total
	loan losses	loans	loans
	($ in thousands)
As of:
June 30, 2009	$8,149	$413,956	1.97%
December 31, 2008	5,292	420,429	1.26%
     Management considers the current level of its allowance for loan losses at June 30, 2009 to be adequate to absorb probable incurred losses. Net charge-offs of loans began increasing during the third quarter of 2008 and continued to increase into the first six months of 2009, as anticipated, and discussed in more detail under Provision for Loan Losses below. Management believes the loans, including those loans that were delinquent at June 30, 2009, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.
Investment Securities
     Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 24.91% of total assets at quarter-end, up from 20.39% at December 31, 2008. This increase is primarily attributable to increased pledging requirements due to increased deposits of public funds and an increase in pledge levels required by the State of Tennessee Bond Collateral Pool Program. The increase also reflects the fact that deposit growth for the first six months of 2009 outpaced loan growth over the same period. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first six months of 2009 was 4.23% versus 4.85% for the first six months of 2008. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, increased by $821,083, net of income taxes, during the first six months of 2009 from a net loss balance of ($147,587) at December 31, 2008, to a net gain balance of $673,496 at June 30, 2009.
     The balance of the portfolio in the mix of mortgage-backed, municipal and agency securities remained relatively unchanged during the six months ended June 30, 2009 from the balance at December 31, 2008.

Deposits
     The table below sets forth the total balances of deposits by type as of June 30, 2009 and December 31, 2008, and the dollar and percentage change in balances over the intervening period:

	June 30,	December 31,	$	%
	2009	2008	change	change
	(in thousands)
Non-interest bearing accounts	$45,586	$44,652	$934	2.09%

NOW accounts	110,009	110,420	(411)	-0.37%

Money market accounts	37,678	37,167	511	1.37%

Savings accounts	17,504	15,978	1,526	9.55%

Certificates of deposit	223,835	170,321	53,514	31.42%

Brokered deposits	88,555	62,478	26,077	41.74%

Individual retirement accounts	16,120	13,650	2,470	18.10%

TOTAL DEPOSITS	$539,287	$454,666	$84,621	18.61%
     Demand for our NOW accounts, predominantly from public funds sources, remains strong. The decrease in these deposits during the first six months of 2009 was the result of seasonal cash outflows in public funds deposits. Certain municipal entities’ deposits tend to fluctuate based on tax collections and typically reach their highest point during the first quarter before decreasing to more ordinary levels. Obtaining public funds is generally through a bidding process under varying terms. Management does not believe the Bank would be adversely affected if any of these public funds deposits were to be withdrawn. The Bank should have sufficient liquidity and sources of funds available to offset the withdrawal of public funds as needed, including through brokered deposits and the available for sale investment securities portfolio.
     The increase in certificates of deposit was the result of an increase in customer deposits, deposits received from a correspondent bank and acceptance of deposits through a national listing service. Brokered deposits are a significant resource available to the Bank to fund loan demand and supplement other sources of liquidity due to the relative ease at which these deposits can be acquired and replaced upon maturity and their comparability to local market rates. At June 30, 2009, brokered deposits represented approximately 16.42% of total deposits. During the first six months of 2009, brokered deposits increased approximately $26,077,000 and management intends to utilize these funds, secured at favorable rates, to replace higher cost sources of funds as they mature. Brokered deposits of approximately $15,000,000 will mature during the third quarter of 2009 and management does not intend to renew these deposits at this time.
     The increase in savings deposits is the result of the continued success of our competitive rate savings product.
     The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the six-month period ended June 30, 2009 was 2.34%, down from 3.78% for the same period a year ago reflecting the FOMC’s rate cuts. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of these rate cuts.

Funding Resources, Capital Adequacy and Liquidity
     Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $39,000,000 as of June 30, 2009, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had approximately $37 million of additional borrowing capacity from the FHLB at June 30, 2009. During the second quarter of 2009, the Bank was approved for a line of credit from the Federal Reserve Discount Window. At initial set up, this line totaled approximately $25 million. However, the borrowing capacity can be increased based on the amount of collateral pledged.
     Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. Based on these guidelines, management believes the Bank was “well capitalized” at June 30, 2009.
     The table below sets forth the Company’s capital ratios as of the periods indicated.

	June 30,	December 31,
	2009	2008
Tier 1 Risk-Based Capital	12.89%	13.34%
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.15%	14.44%
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	9.20%	10.51%
Regulatory Minimum	4.00%	4.00%
     The table below sets forth the Bank’s capital ratios as of the periods indicated.

	June 30,	December 31,
	2009	2008
Tier 1 Risk-Based Capital	12.74%	13.19%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	14.00%	14.29%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Tier 1 Leverage	9.10%	10.41%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%

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
     Following is a summary of the commitments outstanding at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(in thousands)
Commitments to extend credit	$64,478	$82,097
Standby letters of credit	7,485	9,885

TOTALS	$71,963	$91,982
     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Reflecting current economic conditions in our market, commitments to fund commercial real estate, construction, and land development loans decreased by approximately $9,522,000 to approximately $27,036,000 at June 30, 2009, compared to commitments of approximately $36,558,000 at December 31, 2008.

Income Statement Analysis
     The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

Net Interest Income Analysis
For the Six Months Ended June 30, 2009 and 2008
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Loans	$419,040	$410,720	$13,149	$15,925	6.33%	7.80%
Investment Securities:
Available for sale	151,691	87,967	3,179	2,112	4.23%	4.83%
Held to maturity	2,134	2,043	42	49	3.97%	4.82%
Equity securities	3,980	3,909	92	104	4.66%	5.35%

Total securities	157,805	93,919	3,313	2,265	4.23%	4.85%
Federal funds sold and other	12,556	2,142	11	29	0.18%	2.72%

Total interest-earning assets	589,401	506,781	16,473	18,219	5.64%	7.23%
Nonearning assets	72,700	52,666

Total Assets	$662,101	$559,447

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	156,153	132,162	960	1,594	1.24%	2.43%
Savings deposits	16,485	11,353	115	98	1.41%	1.74%
Time deposits	302,153	215,642	4,432	5,051	2.96%	4.71%

Total interest bearing deposits	474,791	359,157	5,507	6,743	2.34%	3.78%
Securities sold under agreements to repurchase	4,501	4,779	52	67	2.33%	2.82%
Federal Home Loan Bank advances and other borrowings	71,369	80,084	1,315	1,593	3.72%	4.00%
Subordinated debt	13,403	13,403	220	377	3.31%	5.66%

Total interest-bearing liabilities	564,064	457,423	7,094	8,780	2.54%	3.86%
Noninterest-bearing deposits	42,402	49,402	—	—

Total deposits and interest-bearings liabilities	606,466	506,825	7,094	8,780	2.36%	3.48%

Other liabilities	3,196	2,395
Shareholders’ equity	52,439	50,227

	$662,101	$559,447

Net interest income			$9,379	$9,439

Net interest spread (1)					3.10%	3.37%
Net interest margin (2)					3.21%	3.75%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

Net Interest Income Analysis
For the Three Months Ended June 30, 2009 and 2008
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Loans	$416,531	$416,457	$6,419	$7,878	6.18%	7.61%
Investment Securities:
Available for sale	168,778	92,853	1,590	1,098	3.78%	4.76%
Held to maturity	2,146	2,055	23	25	4.30%	4.89%
Equity securities	3,812	3,971	46	48	4.84%	4.86%

Total securities	174,736	98,879	1,659	1,171	3.81%	4.76%
Federal funds sold and other	12,615	2,466	6	15	0.19%	2.45%

Total interest-earning assets	603,882	517,802	8,084	9,064	5.37%	7.04%
Nonearning assets	78,591	54,461

Total Assets	$682,473	$572,263

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	160,315	131,886	495	680	1.24%	2.07%
Savings deposits	16,829	12,786	54	61	1.29%	1.92%
Time deposits	320,160	221,571	2,183	2,450	2.73%	4.45%

Total interest bearing deposits	497,304	366,243	2,732	3,191	2.20%	3.50%
Securities sold under agreements to repurchase	5,127	5,165	29	33	2.27%	2.57%
Federal Home Loan Bank advances and other borrowings	66,998	83,696	652	809	3.90%	3.89%
Subordinated debt	13,403	13,403	110	160	3.29%	4.80%

Total interest-bearing liabilities	582,832	468,507	3,523	4,193	2.42%	3.60%
Noninterest-bearing deposits	43,919	51,137	—	—

Total deposits and interest- bearings liabilities	626,751	519,644	3,523	4,193	2.25%	3.25%

Other liabilities	3,303	1,915
Shareholders’ equity	52,419	50,704

	$682,473	$572,263

Net interest income			$4,561	$4,871

Net interest spread (1)					2.95%	3.44%
Net interest margin (2)					3.03%	3.78%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

     The following tables set forth the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by current year volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2009 Compared to 2008
	Increase (decrease)
	due to change in
Six months ended June 30, 2009 and 2008	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(3,094)	$318	$(2,776)
Interest on securities	(489)	1,537	1,048
Interest on Federal funds sold and other	(158)	140	(18)

Total interest income	(3,741)	1,995	(1,746)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(957)	340	(617)
Interest on time deposits	(2,632)	2,013	(619)
Interest on other borrowings	(264)	(186)	(450)

Total interest expense	(3,853)	2,167	(1,686)

Net interest income	$112	$(172)	$(60)

Three months ended June 30, 2009 and 2008	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(1,460)	$1	$(1,459)
Interest on securities	(412)	900	488
Interest on Federal funds sold and other	(71)	62	(9)

Total interest income	(1,943)	963	(980)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(358)	166	(192)
Interest on time deposits	(1,366)	1,099	(267)
Interest on other borrowings	(47)	(164)	(211)

Total interest expense	(1,771)	1,101	(670)

Net interest income	$(172)	$(138)	$(310)

     The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Six months ended				Three months ended
	6/30/09	6/30/08	$ change	% change	6/30/09	6/30/08	$ change	% change
Interest income:
Loans	$13,149	$15,925	(2,776)	-17.43%	$6,419	$7,878	(1,459)	-18.52%
Securities	3,313	2,265	1,048	46.27%	1,659	1,171	488	41.67%
Fed funds sold/other	11	29	(18)	-62.07%	6	15	(9)	-60.00%

Total Interest income	16,473	18,219	(1,746)	-9.58%	8,084	9,064	(980)	-10.81%
Interest Expense:
Deposits	5,507	6,743	(1,236)	-18.33%	2,732	3,191	(459)	-14.38%
Other borrowed funds	1,587	2,037	(450)	-22.09%	791	1,002	(211)	-21.06%

Total interest expense	7,094	8,780	(1,686)	-19.20%	3,523	4,193	(670)	-15.98%

Net interest income	9,379	9,439	(60)	-0.64%	4,561	4,871	(310)	-6.36%
Provision for loan losses	5,181	525	4,656	886.86%	2,371	330	2,041	618.48%

Net interest income after provision for loan losses	4,198	8,914	(4,716)	-52.91%	2,190	4,541	(2,351)	-51.77%
Noninterest income	2,764	1,753	1,011	57.67%	1,620	916	704	76.86%
Noninterest expense	9,945	8,482	1,463	17.25%	5,395	4,261	1,134	26.61%

Net income (loss) before income tax expense (benefit)	(2,983)	2,185	(5,168)	-236.52%	(1,585)	1,196	(2,781)	-232.53%
Income tax expense (benefit)	(1,520)	465	(1,985)	-426.88%	(796)	267	(1,063)	-398.13%

Net income (loss)	$(1,463)	$1,720	$(3,183)	-185.06%	$(789)	$929	$(1,718)	-184.93%

Net Interest Income and Net Interest Margin
Interest Income
     The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the six months ended June 30, 2009 as compared to the same period in 2008 was the result of a decrease in the average rate earned on loans which was partially offset by an increase in the volume of average loans. Average loans outstanding increased approximately $8,320,000, or 2.03%, from June 30, 2008 to June 30, 2009. As shown in the analysis of changes in net interest income table above, the increase in volume was more than offset by the 147 basis point decrease in the average rate earned on loans during the first six months of 2009 as compared to the first six months of 2008. Interest income on securities increased during the six-month period ended June 30, 2009 as compared to the same period in 2008 due to an increase in the average balance of securities of approximately $63,886,000, or 68.02%, from June 30, 2008 to June 30, 2009. The volume related increase in interest income was partially offset by the 62 basis point decrease in the yield on those securities, which typically earn lower yields than loans. Additionally, interest income on federal funds sold/other decreased due to the significant reduction in the yield earned on those balances. The average balance of federal funds sold/other increased approximately $10,414,000, or 486.18%, from June 30, 2008 to June 30, 2009; however, the yield decreased 254 basis points during the same period.
     Interest income decreased for the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008 as a result of the same factors mentioned in the above paragraph with the exception of the increase in average loans outstanding. For the three-month periods compared, average loans outstanding were virtually unchanged. Therefore, the increase in volume did not offset the decrease in rates earned on loans for the three months ended June 30, 2009 to the same degree that it did for the six-month period ended June 30, 2009.

Interest Expense
     The decrease in interest expense for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to the reduction in the average cost of the majority of our interest-bearing liabilities, predominantly the cost of interest bearing demand and time deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, increased approximately $115,634,000, or 32.20%, for the first six months of 2009 compared to the first six months of 2008. However, the average rate paid on total interest bearing deposits decreased 144 basis points between the two periods offsetting the increase in volume and creating a net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the six-month period ended June 30, 2009 compared to the same period in 2008 due to a decrease in the average borrowed funds balance of approximately $8,715,000, or 10.88%, during the periods compared. Additionally, the average rate paid on these liabilities decreased 28 basis points, contributing to the reduction in interest expense. The average balance of subordinated debentures did not change from June 30, 2008 to June 30, 2009. Therefore, the decrease in the rate paid on this debt for the six-month period ended June 30, 2009 compared to the same period in 2008 resulted in an overall decrease in the related interest expense.
     Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first six months of 2009 compared to the first six months of 2008. The largest factors contributing to the overall reduction in expense were interest bearing demand and time deposits. The rates paid on interest bearing demand deposit accounts typically correspond to changes in the federal funds rate and continued to decline during the first six months of 2009 resulting in a decreased expense despite an increase in volume. The decline in the cost of time deposits resulted in a decrease in interest expense related to these deposits even with a sizable increase in the average balance of time deposits.
     Interest expense decreased for the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008 as a result of the same factors mentioned in the above paragraph.
Net Interest Income
     The decrease in net interest income before the provision for loan losses for the three- and six-month periods ended June 30, 2009 when compared to the same periods in 2008 was influenced by increases in volume of interest-earning assets and interest-bearing liabilities as well as decreases in rates earned and paid on these interest-sensitive balances. Overall, with the exception of securities, the effects of the rate reductions were more than enough to overcome the volume related increases in net interest income.
Net Interest Margin
     Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, decreased 0.75% and 0.54%, respectively, for the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008. The decrease in our net interest margin reflects a decrease in the average spread during the first six months of 2009 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 159 basis points to 5.64% at June 30, 2009, as compared to 7.23% at June 30, 2008, and the rates we paid on interest-bearing liabilities, which had a slightly less substantial decrease of 132 basis points in the overall rate to 2.54% at June 30, 2009, versus 3.86% at June 30, 2008. During the second quarter of 2009, our interest-earning assets had a decrease in overall yield of 167 basis points to 5.37% at June 30, 2009, as compared to 7.04% at June 30, 2008, and our interest-bearing liabilities had a slightly less substantial decrease of 118 basis points in the overall rate to 2.42% at June 30, 2009, versus 3.60% at

June 30, 2008. Our net interest margin was also negatively impacted by an increase in nonaccrual loans in the second quarter and first six months of 2009 when compared to the same periods in 2008. Our interest-earning assets, including approximately $140,000,000 in loans tied to prime that reprice immediately, reprice more quickly than our interest-bearing liabilities, particularly time deposits and borrowings with a fixed rate and term. Therefore, during the continuous, declining interest rate environment that began in the third quarter of 2007 and continued throughout 2008, our net interest margin has been compressed as our interest-sensitive assets and liabilities reprice at their expected speeds. Our interest-earning assets are likely much closer to their current rate environment yield levels than are our interest-bearing liabilities. As these interest-bearing liabilities continue to reprice, our margin should begin to expand. When market interest rates begin to increase, our net interest margin should also begin to increase. Improvement in our net interest margin, however, has been slowed, and may continue to be negatively impacted, by competitive deposit pricing pressures in our market area and the higher rates we are paying on our savings deposits as we continue to offer a competitive rate savings product. Additionally, our net interest margin was negatively impacted by the approximately $7,000,000 decrease in the average balance of noninterest-bearing demand deposits when comparing the first six months of 2009 to the same period in 2008. The average balance of noninterest-bearing demand deposits decreased approximately $7,218,000 for the three-month period ended June 30, 2009 compared to the same period in 2008. This negative effect will continue as long as and to the extent that the average balance of noninterest-bearing demand deposits is reduced.
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

     The following table summarizes our loan loss experience and provision for loan losses for the three and six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Charge-offs:
Construction and land development	$1,616	$3	$658	$3
Equity lines of credit	188	—	121	—
Residential 1-4 family	160	—	104	—
Second mortgages	170	—	170	—
Commercial real estate	—	6	—	6
Commercial loans	50	89	—	48
Consumer loans	153	24	84	12
Recoveries:
Equity lines of credit	1	—	1	—
Commercial loans	—	38	—	36
Consumer loans	13	12	8	—

Net charge-offs	2,323	72	1,128	33

Average balance of loans outstanding	419,040	410,720	416,531	416,457
Annualized net charge-offs as % of average loans	1.12%	0.04%	1.09%	0.03%
Provision for loan losses	5,181	525	2,371	330
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
     As noted in the table above, approximately $1,616,000, or 69.6%, of net charge-offs through June 30, 2009, has been construction and land development loans. As noted above in the section titled Allowance for Loan Losses, these loans have had the most severe impact due to the current economic climate. The charge-off amount for these loans has been due primarily to price declines in the underlying collateral value of the real estate securing these loans. This general price decline of property in this category is expected to continue throughout the remainder of 2009 in management’s opinion.
     Net charge-offs of the other loan categories combined at June 30, 2009 totaled approximately $707,000 or 30.4% of net charge-offs.
Non-Interest Income
     Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The increase in other non-interest income for the three and six months ended June 30, 2009, was primarily attributable to an increase in service charges on deposit accounts resulting from an authorized overdraft program implemented during January 2009 and gains realized on other real estate. The increase in non-interest income was negatively impacted by a net loss on investments, including the $347,368 loss on impairment of securities described below, as well as a decline in other fees and commissions including fee income from debit and credit cards and gains earned on the sale of mortgage loans for each period compared.
     In the first quarter of 2009, the Company experienced losses of $347,368 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. On June 5, 2009, Silverton filed a petition for bankruptcy. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $347,368 during the first quarter of 2009, which represents the Company’s full investment in the securities.
     The following table presents the main components that make up the increase in non-interest income:

	Six months ended				Three months ended
	6/30/09	6/30/08	$ change	% change	6/30/09	6/30/08	$ change	% change
				(dollars in thousands)
Service charges on deposit accounts	$1,195	$705	490	69.50%	$618	$359	259	72.14%
Gain on other real estate	791	—	791	100.00%	249	—	249	100.00%
Investment gains and losses, net	(103)	34	(137)	-402.94%	—	3	(3)	-100.00%
Gain on sale of mortgage loans	96	109	(13)	-11.93%	55	57	(2)	-3.51%
Non-Interest Expense
     The Company’s net income during the three and six months ended June 30, 2009, as compared to the same periods in 2008, was negatively impacted by the increase in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense from the second quarter and first six months of 2008 to the second quarter and first six months of 2009 relates primarily to ORE maintenance and upkeep expense and loss on ORE. As discussed under “Loans” above, the balance of ORE increased significantly during the first six months of 2009 and these expenses reflect that increase. Additionally, the increase in non-interest expense was attributable to an increase in the Bank’s FDIC insurance assessment for the three and six month periods ended June 30, 2009. During the second quarter of 2009, we recorded an expense totaling $300,000 for a special one-time assessment from the FDIC to provide additional reserves for the Bank Insurance Fund. We believe that our expenses related to FDIC insurance will continue to increase during 2009 when compared to the prior year’s comparable periods            as the FDIC seeks to replenish its reserve funds and as a result of our participation in the Temporary Liquidity Guarantee Program which provides 100% insurance coverage of deposits in noninterest-bearing deposit accounts. The Bank’s continued expansion also contributed to the increase in non-interest expense for the three and six month periods ended June 30, 2009. Since the end of the third quarter of 2007, the Bank has opened five new branches, two in Sevier County and three in Blount County including the Blount County regional headquarters. There were also general increases of various magnitudes in the following areas for the three and six months ended June 30, 2009 when compared to 2008: electronic banking costs, ATM and debit/credit card expense and professional fees.

     The following table presents the main components that make up the increase in non-interest expense:

	Six months ended				Three months ended
	6/30/09	6/30/08	$ change	% change	6/30/09	6/30/08	$ change	% change
				(dollars in thousands)
Other real estate expense	$160	$15	145	966.67%	$118	$6	112	1,866.67%
Loss on other real estate	500	1	499	49,900.00%	413	—	413	100.00%
FDIC assessment expense	850	162	688	424.69%	573	91	482	529.67%
Occupancy expenses	837	653	184	28.18%	442	349	93	26.65%
Income Taxes
     The Company’s income tax expense (benefit) for the three and six months ended June 30, 2009 and 2008 is presented in the following table:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Six months ended		Three months ended
	6/30/09	6/30/08	6/30/09	6/30/08
Provision expense (benefit)	(1,519,932)	465,146	(796,048)	267,240
Pre-tax income (loss)	(2,982,616)	2,184,863	(1,585,098)	1,196,377
Effective tax rate	50.96%	21.29%	50.22%	22.34%
     The increase in the effective rate for the second quarter and first six months of 2009 was primarily due to the Bank’s net operating loss. Tax exempt income has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. For each quarterly and six month period presented above, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to improve our effective tax rate. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2009. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.
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
Changes in Internal Control over Financial Reporting
     During the second quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s annual meeting of shareholders was held on May 5, 2009 at the Company’s Operations Center in Sevierville, Tennessee

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in 2012 (Class III):

	Votes for	Votes Withheld	Broker Non-Votes
James E. Bookstaff	1,846,570	3,496	0
Dwight B. Grizzell	1,517,077	3,496	0
John M. Parker, Sr.	1,849,149	3,496	0
Ruth A. Reams	1,508,433	3,496	0
     In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

Gary A. Helton	2010
Jeffrey J. Monson	2010
Charlie R. Johnson	2010
Sam L. Large	2011
Linda N. Ogle	2011
Michael C. Ownby	2011
(c)	Other matters voted upon and the results of the voting were as follows:
     At the annual meeting, the shareholders also ratified the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The shareholders voted 1,672,836 in the affirmative and 0 against the proposal with 7,559 abstentions and 591 broker non-votes.

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

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: August 14, 2009	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: August 14, 2009	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities Exchange Commission on May 19, 2006.