Form 10-Q
period 2009-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2009-11-16
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of November 1, 2009.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Cash and due from banks	$10,341,870	$14,013,675
Federal funds sold	3,093,916	576,000

Total cash and cash equivalents	13,435,786	14,589,675

Securities available for sale	154,773,046	124,578,359
Securities held to maturity, fair value $2,352,646 at September 30, 2009 and $1,813,410 at December 31, 2008	2,181,116	2,117,044
Restricted investments, at cost	3,812,450	3,862,518
Loans, net of allowance for loan losses of $8,561,584 at September 30, 2009 and $5,292,028 at December 31, 2008	404,594,059	415,137,230
Investment in partnership	4,125,427	4,117,962
Premises and equipment	33,871,409	31,484,233
Accrued interest receivable	3,136,794	2,737,819
Cash surrender value of life insurance	11,385,773	11,078,708
Other real estate owned	15,981,403	9,444,150
Other assets	3,669,457	2,225,501

Total assets	$650,966,720	$621,373,199

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$48,744,544	$44,652,008
NOW accounts	86,908,593	110,420,061
Money market accounts	40,552,171	37,166,820
Savings accounts	17,517,025	15,977,609
Time deposits	302,658,786	246,449,448

Total deposits	496,381,119	454,665,946

Federal funds purchased	—	22,580,000
Securities sold under agreements to repurchase	2,300,299	4,331,865
Accrued interest payable	790,597	1,022,921
Subordinated debentures	13,403,000	13,403,000
Federal Reserve/Federal Home Loan Bank advances	82,900,000	72,900,000
Other liabilities	2,519,795	1,475,714

Total liabilities	598,294,810	570,379,446

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; issued and outstanding 2,631,611 shares at September 30, 2009 and 2,631,611 shares at December 31, 2008	2,631,611	2,631,611
Additional paid-in capital	42,095,828	41,952,632
Retained earnings	6,122,575	6,557,097
Accumulated other comprehensive income (loss)	1,821,896	(147,587)

Total shareholders’ equity	52,671,910	50,993,753

Total liabilities and shareholders’ equity	$650,966,720	$621,373,199

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans	$19,515,946	$23,396,030	$6,366,608	$7,470,867
Taxable securities	4,037,795	3,099,685	1,238,403	1,183,901
Tax-exempt securities	842,834	551,268	329,576	203,143
Federal funds sold and deposits in other banks	16,895	46,761	5,916	17,305

Total interest income	24,413,470	27,093,744	7,940,503	8,875,216

INTEREST EXPENSE
Deposits	7,948,836	9,979,120	2,442,115	3,236,410
Federal funds purchased	34,829	243,199	3,938	78,107
Repurchase agreements	82,985	102,644	31,402	35,926
Federal Home Loan Bank advances	1,937,251	2,133,517	652,886	705,453
Subordinated debentures	310,150	541,308	90,197	164,433

Total interest expense	10,314,051	12,999,788	3,220,538	4,220,329

Net interest income	14,099,419	14,093,956	4,719,965	4,654,887

Provision for loan losses	5,802,395	1,075,000	621,647	550,000

Net interest income after provision for loan losses	8,297,024	13,018,956	4,098,318	4,104,887

NONINTEREST INCOME
Service charges on deposit accounts	1,802,669	1,068,247	607,309	363,346
Other fees and commissions	924,833	929,800	343,500	328,235
Gain on sale of mortgage loans	120,010	151,072	23,988	41,580
Investment gains and losses, net	1,360,957	139,117	1,463,551	105,411
Other noninterest income	116,046	520,540	(378,508)	218,642

Total noninterest income	4,324,515	2,808,776	2,059,840	1,057,214

NONINTEREST EXPENSE
Salaries and employee benefits	7,251,939	7,349,390	2,498,818	2,406,529
Occupancy expenses	1,275,557	995,443	438,362	342,416
Other operating expenses	5,775,630	4,203,173	1,919,949	1,318,293

Total noninterest expense	14,303,126	12,548,006	4,857,129	4,067,238

Income (loss) before income taxes	(1,681,587)	3,279,726	1,301,029	1,094,863

Income tax expense (benefit)	(1,247,065)	691,805	272,867	226,659

Net income (loss)	$(434,522)	$2,587,921	$1,028,162	$868,204

EARNINGS (LOSS) PER SHARE
Basic	$(0.17)	$0.98	$0.39	$0.33
Diluted	$(0.17)	$0.98	$0.39	$0.33

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Income/(Loss)	Equity

BALANCE, January 1, 2008		$2,499,629	$39,426,881	$7,300,933	$(278,990)	48,948,453

Exercise of stock options, 14,237 shares		25,022	176,840			201,862

Share repurchase program, 4,598 shares		(16,598)	(325,139)			(341,737)

5% stock dividend		124,718	2,868,514	(3,011,034)		(17,802)

Share-based compensation			86,000			86,000

Tax benefit from exercise of options			202,893			202,893

Comprehensive income:
Net income	$2,587,921			2,587,921		2,587,921

Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	288,655	—	—	—	288,655	288,655

Total comprehensive income	2,876,576

BALANCE, September 30, 2008		2,632,771	42,435,989	6,877,820	9,665	51,956,245

BALANCE, January 1, 2009		2,631,611	41,952,632	6,557,097	(147,587)	50,993,753

Share-based compensation			72,500			72,500

Tax benefit from exercise of options			70,696			70,696

Comprehensive income:
Net income (loss)	(434,522)			(434,522)		(434,522)

Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	1,969,483	—	—	—	1,969,483	1,969,483

Total comprehensive loss	$1,534,961

BALANCE, September 30, 2009		$2,631,611	$42,095,828	$6,122,575	$1,821,896	$52,671,910

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(434,522)	$2,587,921
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,049,619	902,428
Net realized gains on securities available for sale	(1,708,325)	(139,117)
Impairment of securities	347,368	—
Net amortization on securities	515,237	110,548
Activity in held-to-maturity securities:
Increase due to accretion	(64,072)	(73,310)
Provision for loan losses	5,802,395	1,075,000
Net (gain) loss on sale of other real estate	219,453	(64,737)
Gross mortgage loans originated for sale	(16,752,865)	(17,314,957)
Gross proceeds from sale of mortgage loans	17,061,675	17,793,625
Gain on sale of mortgage loans	(120,010)	(151,072)
Increase in cash surrender value of life insurance	(307,065)	(327,415)
Investment in partnership	(7,465)	(10,336)
Share-based compensation	72,500	86,000
Tax benefit from exercise of options	(70,696)	(202,893)
Change in operating assets and liabilities:
Accrued interest receivable	(398,975)	(575,796)
Accrued interest payable	(232,324)	(293,963)
Other assets and liabilities	(1,798,367)	1,160,961

Net cash provided by operating activities	3,173,561	4,562,887

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	59,525,776	13,506,765
Proceeds from maturities, prepayments and calls	98,246,813	25,059,855
Purchases	(184,979,705)	(68,213,360)
Purchases of other investments	(122,300)	(172,450)
Loan originations and principal collections, net	(9,529,926)	(30,173,408)
Purchase of premises and equipment	(3,436,795)	(5,952,665)
Purchase of life insurance	—	(2,000,000)
Proceeds from sale of other real estate	8,794,384	311,363

Net cash used in investing activities	(31,501,753)	(67,633,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	41,715,173	42,436,353
Proceeds from Federal Reserve/Federal Home Loan Bank advances	31,000,000	17,000,000
Matured Federal Reserve/Federal Home Loan Bank advances	(21,000,000)	(11,456,418)
Net increase (decrease) in federal funds purchased	(22,580,000)	13,800,000
Net decrease in securities sold under agreements to repurchase	(2,031,566)	(592,103)
Proceeds from issuance of common stock, including options	—	201,863
Tax benefit from exercise of options	70,696	202,893
Purchase of common stock	—	(341,737)
Cash dividends	—	(17,802)

Net cash provided by financing activities	27,174,303	61,233,049

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,153,889)	(1,837,964)

CASH AND CASH EQUIVALENTS, beginning of period	14,589,675	16,328,580

CASH AND CASH EQUIVALENTS, end of period	$13,435,786	$14,490,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$10,546,375	$13,293,751
Income taxes	455,000	1,000,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	13,199,759	8,155,181
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
Note 2. New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 . This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10 “Generally Accepted Accounting Principles” became applicable beginning in third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

In June 2009, the FASB issued new guidance impacting FAS ASC 860, Transfers and Servicing, which provides for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010. It also modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This guidance also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required, and is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. The disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under ASC 860-10-65-2. This statement is not expected to have a significant impact on the Company’s financial condition or results of operations.
In June 2009, the FASB issued new guidance impacting FASB ASC 810, which revises the criteria for determining the primary beneficiary of a variable interest entity (“VIE”) by replacing the prior quantitative-based risks and rewards test with a qualitative analysis. While this update retains the guidance that requires a reassessment of whether an entity is a VIE only when certain triggering events occur, it adds an additional criterion which triggers a reassessment of an entity’s status when an event occurs such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Additionally, this new guidance requires continual reconsideration of conclusions regarding which interest holder is the VIE’s primary beneficiary, separate presentation on the face of the balance sheet of the assets of a consolidated VIE that can only be used to settle the VIE’s obligations and the liabilities of a consolidated VIE for which creditors or beneficial interest holders have no recourse to the general credit of the primary beneficiary, and enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required. This update is effective for periods beginning after November 15, 2009, and requires reevaluation under its amended consolidation requirements as of the beginning of the first annual period that begins after November 15, 2009. If consolidation of a VIE is required upon initial adoption, the assets, liabilities, and noncontrolling interests of the VIE should be measured at their carrying amounts as if this guidance had been applied from inception of the VIE, with any difference between the net amounts recognized and the amount of any previously recognized interests reflected as a cumulative effect adjustment to undivided profits. However, if determining the carrying amounts is not practicable, the assets, liabilities, and noncontrolling interests of the VIE may be measured at fair value. Further, if determining the carrying amounts is not practicable, and if the activities of the VIE are primarily related to securitizations or other forms of asset-backed financings and the assets of the VIE can be used only to settle obligations of the entity, then the assets and liabilities of the VIE may be measured at their unpaid principal balances. The fair value option provided under FASB ASC 825 may also be elected for financial assets and financial liabilities requiring consolidation as a result of initial adoption, provided that the election is made for all eligible financial assets and financial liabilities of the VIE. If initial application of this new guidance results in deconsolidation of a VIE, any retained interest in the VIE should be measured at its carrying value as if it had been applied from inception of the VIE. Comparative disclosures are required only for periods subsequent to initial adoption for those disclosures not previously required under ASC 860-10-65-2. This statement is not expected to have a significant impact on the Company’s financial condition or results of operations.
In April 2009, the FASB issued an update to FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. FASB ASC 820-10-65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. These provisions were effective April 1, 2009. There was no impact as a result of adopting this standard.
In April 2009, the FASB issued an update to FASB ASC 825, Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. These provisions were effective April 1, 2009. As it amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption had no impact on the Company’s financial condition or results of operations.

We adopted the updated provisions of FASB ASC 855, Subsequent Events, during the period ended June 30, 2009. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has included required disclosures in our financial statements.
In April 2009, the FASB issued an update to ASC 320, Investments — Debt and Equity Securities, that amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The updated provisions of FASB ASC 320-10-65-1 were effective for the Company’s interim period ending on June 30, 2009. There was no impact from the adoption of this update on the Company’s financial position, results of operations or cash flows.
In August 2009, the FASB issued guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update is effective for the first reporting period including interim periods after the issuance. The update reduces potential ambiguity in financial reporting when measuring the fair value of liabilities by providing clarification for circumstances in which quoted prices in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: A valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as an asset. Another valuation technique consistent with the principals of FASB ASC 820 would be an income approach such as a present value technique or a market approach based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Note 3. Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
Available-for-sale
U. S. Government securities	$250,422	$349	$—	$250,771
U. S. Government sponsored entities and agencies	24,324,669	331	(36,250)	24,288,750
Obligations of states and political subdivisions	20,788,144	858,531	(45,939)	21,600,736
Mortgage-backed securities-residential	106,495,618	2,139,056	(1,885)	108,632,789

Total available-for-sale securities	$151,858,853	$2,998,267	$(84,074)	$154,773,046

Held-to-maturity
Obligations of states and political subdivisions	$2,181,116	$174,773	$(3,243)	$2,352,646

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008
Available-for-sale
U. S. Government securities	$254,253	$2,545	$—	$256,798
U. S. Government sponsored entities and agencies	5,453,229	42,086	—	5,495,315
Obligations of states and political subdivisions	22,224,441	21,075	(1,638,780)	20,606,736
Corporate securities	175,000	—	(60,147)	114,853
Mortgage-backed securities-residential	96,720,773	1,435,106	(51,222)	98,104,657

Total available-for-sale securities	$124,827,696	$1,500,812	$(1,750,149)	$124,578,359

Held-to-maturity
Obligations of states and political subdivisions	$2,117,044	$—	$(303,634)	$1,813,410

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$20,575,091	$20,575,771
One to five years	—	—
Five to ten years	5,398,446	5,610,701
Beyond ten years	19,389,698	19,953,785
Mortgage-backed securities-residential	106,495,618	108,632,789

Total	$151,858,853	$154,773,046

Held-to-maturity
Five to ten years	681,682	733,610
Beyond ten years	1,499,434	1,619,036

Total	$2,181,116	$2,352,646

The following table summarizes the investment securities with unrealized losses at September 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2009
Available-for-sale
U. S. Government agencies	$3,963,750	$(36,250)	$—	$—	$3,963,750	$(36,250)
Obligations of states and political subdivisions	1,270,372	(45,939)	—	—	1,270,372	(45,939)
Mortgage-backed securities-residential	32,857	(1,885)	—	—	32,857	(1,885)

Total available-for-sale	$5,266,979	$(84,074)	$—	$—	$5,266,979	$(84,074)

Held-to-maturity
Obligations of states and political subdivisions	$432,380	$(3,243)	$—	$—	$432,380	$(3,243)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2008
Available-for-sale
Obligations of states and political subdivisions	$17,276,238	$(1,559,745)	$566,900	$(79,036)	$17,843,138	$(1,638,781)
Corporate securities	114,853	(60,147)	—	—	114,853	(60,147)
Mortgage-backed securities-residential	6,008,515	(37,907)	3,781,650	(13,314)	9,790,165	(51,221)

Total available-for-sale	$23,399,606	$(1,657,799)	$4,348,550	$(92,350)	$27,748,156	$(1,750,149)

Held-to-maturity
Obligations of states and political subdivisions	$1,395,170	$(228,034)	$418,240	$(75,600)	$1,813,410	$(303,634)

Proceeds from sales of securities available for sale were approximately $58 million and $13 million for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $1,708,325 and $139,225 and gross losses of $0 and $108 were realized on these sales during 2009 and 2008, respectively. Net investment gains and losses for the nine months ending September 30, 2009 also includes losses recorded of $347,368 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton.
Proceeds from sales of securities available for sale were approximately $44 million and $7 million for the three months ended September 30, 2009 and 2008, respectively. Gross gains of $1,463,551 and $105,411 and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments — Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of September 30, 2009, the Company’s security portfolio consisted of 174 securities, 7 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of states and political subdivisions and U.S. Government agency securities, as discussed below.
Unrealized losses on obligations of states and political subdivisions and U.S. Government agency securities have not been recognized into income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
Other Securities
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

Note 5. Net Earnings (Loss) Per Common Share
Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the effects of potential common shares outstanding, including shares issuable upon the exercise of options for which the exercise price is lower than the market price of the common stock, during the period.
The following is a summary of the basic and diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2009 and 2008:

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share calculation:

Numerator — Net income (loss)	(434,522)	2,587,921	1,028,162	868,204
Denominator — Average common shares outstanding	2,631,611	2,633,310	2,631,611	2,637,622

Basic net income (loss) per share	$(0.17)	$0.98	$0.39	$0.33

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Diluted earnings (loss) per share calculation:

Numerator — Net income (loss)	(434,522)	2,587,921	1,028,162	868,204
Denominator — Average common shares outstanding	2,631,611	2,633,310	2,631,611	2,637,622
Dilutive shares contingently issuable	—	24,861	—	20,856

Average dilutive common shares outstanding	2,631,611	2,658,171	2,631,611	2,658,478

Diluted net income (loss) per share	$(0.17)	$0.98	$0.39	$0.33
During the three and nine months ended September 30, 2008, there were options for the purchase of 56,018 and 55,741 shares, respectively, outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.
During the three months ended September 30, 2009, there were options for the purchase of 130,193 shares that were antidilutive and excluded from the calculations above.
Potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. During the nine months ended September 30, 2009, there were 24,421 shares excluded from this calculation although the exercise price for such shares’ underlying options was less than the fair value of the Company’s common stock.

Note 6. Loans and Allowance for Loan Losses
At September 30, 2009 and December 31, 2008, the Bank’s loans consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Mortgage loans on real estate:
Residential 1-4 family	$91,950	$75,921
Residential multifamily	7,278	6,588
Commercial real estate	125,396	113,734
Construction and land development	112,590	142,370
Second mortgages	7,156	6,059
Equity lines of credit	28,787	29,697

	373,157	374,369

Commercial loans	33,100	37,632

Consumer installment loans:
Personal	4,555	6,233
Credit cards	2,344	2,195

	6,899	8,428

Total Loans	413,156	420,429
Less: Allowance for loan losses	(8,562)	(5,292)

Loans, net	$404,594	$415,137

Loans held for sale at September 30, 2009 and December 31, 2008 were $0 and $188,800, respectively. These loans are included in residential 1-4 family loans in the table above.
Individually impaired loans at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Period-end loans with allocated allowance for loan losses	$41,464	$2,808
Period-end loans with no allocated allowance for loan losses	16,936	539
Allowance for loan losses on impaired loans	2,759	561

Troubled debt restructures (“TDRs”) at September 30, 2009 totaled approximately $31,608,000 which is 54.1% of total impaired loans. The TDRs related primarily to construction and development loans totaling approximately $11,030,000, or 18.9% of impaired loans, 1-4 family residential loans totaling approximately $10,850,000, or 18.6% of impaired loans, and commercial real estate loans totaling approximately $8,687,000, or 14.9% of impaired loans. The TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term.
Nonperforming loans as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$2,159	$128

Nonaccrual loans	21,600	11,711
A summary of transactions in the allowance for loan losses (“AFLL”) for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
ALLL
Balance, beginning of year	$5,292	$3,974
Loans charged off	(2,805)	(702)
Recoveries of loans previously charged off	273	50
Provision for loan losses	5,802	1,075

Balance, end of period	$8,562	$4,397

Note 7. Comprehensive Income (Loss)
Comprehensive income (loss) is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is made up of changes in the unrealized gain (loss) on securities available for sale. Comprehensive income for the three and nine months ended September 30, 2009 was $2,176,562 and $1,534,961, respectively, as compared to $2,046,084 and $2,876,576, respectively, for the three and nine months ended September 30, 2008.
Note 8. Fair Value
ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Impaired Loans — Impaired loans are measured based on the present value of expected payments using the loan’s original effective interest rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in an impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy.
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

Assets and Liabilities Measured on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2009 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$250,771	$250,771
U. S. Government sponsored entities and agencies	24,288,750	24,288,750
Obligations of states and political subdivisions	21,600,736	21,600,736
Mortgage-backed securities-residential	108,632,789	108,632,789

Total available for sale securities	$154,773,046	$154,773,046

		Fair Value Measurements at
		December 31, 2008 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities	$124,578,359	$124,578,359

Assets and Liabilities Measured on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2009 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$38,704,972	$38,704,972
Other real estate	15,731,403	15,731,403

Total Assets Measured at Fair Value on a Non-Recurring Basis	$54,436,375	$54,436,375

		Fair Value Measurements at
		December 31, 2008 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$2,246,312	$2,246,312
At September 30, 2009, impaired loans, which are measured for impairment using the present value of expected future cash flows or the fair value of collateral for collateral dependent loans, had a carrying amount of $41,463,744, with a valuation allowance of $2,758,772 resulting in an additional provision for loan losses of $2,658,772 for the nine month period ended September 30, 2009. During the three months ended September 30, 2009, an additional $482,579 was charged to provision for loan losses for impaired loans. At December 31, 2008, impaired loans had a carrying amount of $2,807,562, with a valuation allowance of $561,250 resulting in an additional provision for loan losses of $561,250 for the year ended December 31, 2008.
The September 30, 2009 carrying amount of other real estate includes net valuation adjustments of approximately ($386,000) and $182,000, respectively, for the three and nine months ended September 30, 2009. These valuation adjustments are charged to gain or loss on other real estate. The fair value of other real estate is based upon appraisals performed by qualified, licensed appraisers.
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
The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008, not previously presented, are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$13,436	$13,436	$14,590	$14,590
Investment securities held to maturity	2,181	2,353	2,117	1,813
Restricted investments	3,812	N/A	3,863	N/A
Loans, net	365,889	366,056	412,891	415,723
Accrued interest receivable	3,137	3,137	2,738	2,738

Liabilities:
Noninterest-bearing demand deposits	$48,745	$48,745	$44,652	$44,652
NOW accounts	86,909	86,909	110,420	110,420
Savings and money market accounts	58,069	58,069	53,144	53,144
Time deposits	302,659	304,040	246,449	248,356
Subordinated debentures	13,403	7,182	13,403	10,582
Federal funds purchased and securities sold under agreements to repurchase	2,300	2,300	26,912	26,912
Federal Reserve/Federal Home Loan Bank advances	82,900	88,815	72,900	80,517
Accrued interest payable	791	791	1,023	1,023
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. Management believes, as of September 30, 2009, that the Bank and Company met all capital adequacy requirements to which it is subject.

As a result of a regulatory examination during the 2009 first quarter, the Bank made certain commitments to its primary federal regulator during the second quarter of 2009, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s Allowance for Loan and Lease Losses, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has already taken many of these actions and does not believe compliance with these commitments will have a materially adverse impact on its operations; however, failure to comply with these commitments may result in the Bank’s primary federal regulator imposing additional limitations, restraints, conditions or commitments on the Bank.
Note 10. Subsequent Events
Management has evaluated subsequent events through November 13, 2009, which is the date that the Company’s financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.
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
To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three and nine months ended September 30, 2009. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2009. The Company has also provided some comparisons of the financial data for the three- and nine-month periods ended September 30, 2009, against the same periods in 2008, as well as the Company’s year-end results as of and for the year ended December 31, 2008, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.
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
The increase in net income between the three-month periods and decrease in net income between the nine-month periods ended September 30, 2009 and 2008 was as follows:

	9/30/2009	9/30/2008	$ change	% change
Three months ended
Net Income	$1,028,162	$868,204	$159,958	18.42%

Nine months ended
Net Income (loss)	$(434,522)	$2,587,921	$(3,022,443)	-116.79%
The net loss experienced for the nine months ended September 30, 2009 was primarily the result of an increase in the Company’s provision for loan losses as well as compression of our net interest margin. The increase in the provision for loan losses was due to the increasing risk inherent in our loan portfolio during the current economic climate, primarily within the real estate construction and development segment of the portfolio, as well as increased charge-offs during the nine months ended September 30, 2009. The provision for loan losses increased approximately $4,727,000 for the first nine months of 2009 when compared to the comparable period in 2008. The numerous rate cuts enacted by the Federal Reserve’s Federal Open Market Committee (“FOMC”) beginning in the third quarter of 2007 and continuing through December 2008 continue to negatively impact our net interest margin. Although both interest income and interest expense declined significantly, approximately $2,680,000 and $2,686,000, respectively, during the first nine months of 2009, net interest income increased by only $5,000 during the same period. The total average balance of both the Company’s interest earning assets and interest bearing liabilities increased during the nine-month period ended September 30, 2009; however, the reduction in rates earned and paid on these assets and liabilities, the speed of the rate reductions and the makeup of total interest sensitive assets and liabilities among higher and lower yielding components affects our net interest margin as well as net interest income. A more detailed discussion of interest income and expense rate and volume variances is presented under “Net Interest Income and Net Interest Margin” below. The increase in noninterest expense was primarily attributable to the increase in ORE expense and FDIC assessment expense. The increase in noninterest income was largely the result of increases in gain on investment securities and service charges on deposit accounts. Noninterest income and noninterest expense are discussed in more detail under the headings “Noninterest Income” and “Noninterest Expense” below.

The increase in net income for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008 was primarily the result of the increase in gain on investment securities and service charges on deposit accounts. These increases in noninterest income were partially offset by increases in noninterest expense, primarily ORE expense and FDIC assessment expense. Provision for loan loss expense during the third quarter of 2009 was approximately $622,000, an increase of approximately $72,000 over provision expense of approximately $550,000 for the third quarter of 2008. Decreases in both interest income and interest expense for the third quarter of 2009 compared to the third quarter of 2008 were comparable and therefore had a limited impact, a net increase of approximately $65,000, on net income during the periods compared.
Basic and diluted earnings per share increased from $0.33 and $0.33, respectively, in the third quarter of 2008 to basic and diluted earnings per share of $0.39 and $0.39, respectively, in the third quarter of 2009. Basic and diluted earnings per share decreased from $0.98 and $0.98, respectively, for the first nine months of 2008 to basic and diluted loss per share of ($0.17) and ($0.17), respectively, for the first nine months of 2009. The net loss per share for the nine months ended September 30, 2009, as compared to net earnings per share for the same period in 2008, was due primarily to the decrease in net income caused by increased levels of provision expense. The increase in earnings per share for the three-month period ended September 30, 2009, compared to the same period in 2008, was due primarily to the increase in net income during the period.
The increase in total assets, total liabilities and shareholders’ equity for the nine months ended September 30, 2009, was as follows:

	9/30/09	12/31/08	$ change	% change
Total Assets	$650,966,720	$621,373,199	$29,593,521	4.76%
Total Liabilities	598,294,810	570,379,446	27,915,364	4.89%
Shareholders’ Equity	52,671,910	50,993,753	1,678,157	3.29%
The net increase in total liabilities was primarily attributable to an increase in time deposits of approximately $56 million, an increase in Federal Reserve/Federal Home Loan Bank advances of approximately $10 million, offset in part by a decrease in NOW accounts of approximately $24 million and a decrease in federal funds purchased of approximately $23 million. The increase in time deposits includes an increase in brokered deposits of approximately $12 million. As deposit growth outpaced loan growth for the first nine months of 2009, these deposits were used to fund an increase in investments of approximately $30 million.
The increase in shareholders’ equity was primarily attributable to an increase in accumulated other comprehensive gain (loss) of $1,969,483 at September 30, 2009. Accumulated other comprehensive gain (loss) increased from a net unrealized loss of ($147,587) for the year ended December 31, 2008 to a net unrealized gain of $1,821,896 during the nine-month period ended September 30, 2009. Accumulated other comprehensive gain (loss) represents the unrealized gain or loss on available for sale securities consisting of U. S. Agency securities, mortgage-backed securities and bonds issued by municipalities, net of income taxes.

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

Balance Sheet Analysis
The following table presents an overview of selected period-end balances at September 30, 2009 and December 31, 2008, as well as the dollar and percentage change for each:

	9/30/09	12/31/08	$ change	% change
Cash and equivalents	$13,435,786	$14,589,675	$(1,153,889)	-7.91%
Loans	413,155,643	420,429,258	(7,273,615)	-1.73%
Allowance for loan losses	8,561,584	5,292,028	3,269,556	61.78%
Investment securities	156,954,162	126,695,403	30,258,759	23.88%
Premises and equipment	33,871,409	31,484,233	2,387,176	7.58%
Other real estate owned	15,981,403	9,444,150	6,537,253	69.22%

Noninterest-bearing deposits	48,744,544	44,652,008	4,092,536	9.17%
Interest-bearing deposits	447,636,575	410,013,938	37,622,637	9.18%

Total deposits	496,381,119	454,665,946	41,715,173	9.17%

Federal funds purchased	—	22,580,000	(22,580,000)	-100.00%
Federal Reserve/Federal Home Loan Bank advances	$82,900,000	$72,900,000	$10,000,000	13.72%
Loans
At September 30, 2009, loans comprised 71.56% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to the decrease in construction and land development loans, due to foreclosures moved to ORE. Total earning assets, as a percentage of total assets, were 88.69% at September 30, 2009, compared to 88.86% at December 31, 2008, and 88.47% at September 30, 2008. Total earning assets relative to total assets remained relatively unchanged during the periods presented due to offsetting increases and decreases in securities, loans, the allowance for loan losses and ORE. The average yield on loans, including loan fees, during the first nine months of 2009 was 6.27% compared to 7.54% for the first nine months of 2008, reflecting the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008 as well as an increase in non-performing loans.
Loans decreased approximately $7,274,000 during the first nine months of 2009 as a result of strategic planning as well as transfers to ORE. Management began to pursue a strategy to slow loan growth beginning in the second quarter of 2008 that continued through the third quarter of 2009 due to economic related stress, particularly in the construction and land development portfolio. We plan to continue this strategy into the fourth quarter of 2009 while placing a primary emphasis on servicing current customers’ needs.
The Bank’s ORE increased approximately $6,537,000 from approximately $9,444,000 at December 31, 2008 to approximately $15,981,000 at September 30, 2009. One property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,915,000, or 31%, of the ORE balance at September 30, 2009 (included in multifamily residential properties in the table below). The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.

The following table presents the Company’s total ORE balance by property type:

	September 30, 2009	December 31, 2008
	(in thousands)
Construction, land development and other land	$6,284	$2,859
1-4 family residential properties	3,328	110
Multifamily residential properties	4,915	—
Nonfarm nonresidential properties	1,454	6,475

Total	$15,981	$9,444

As a result of a regulatory examination during the 2009 first quarter, the Bank made certain commitments to its primary federal regulator during the second quarter of 2009, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s Allowance for Loan and Lease Losses, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has already taken many of these actions and does not believe compliance with these commitments will have a materially adverse impact on its operations; however, failure to comply with these commitments may result in the Bank’s primary federal regulator imposing additional limitations, restraints, conditions or commitments on the Bank.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, underlying collateral values securing loans, cash flow analyses, current economic conditions, results of regulatory examinations, and other factors which affect the allowance for potential credit losses. The Bank operates primarily in Sevier County, Tennessee, with expanding operations in Blount County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review officer on a quarterly basis prepares an analysis of the credit quality of the loan portfolio which is reviewed by the Company’s Board of Directors.

The following table presents the Bank’s delinquent and nonaccrual loans for the periods indicated:

	Past due 30 to		Past due 90 days
	89 days and still	% of total	or more and	% of total		% of total
	accruing	loans	still accruing	loans	Nonaccrual	loans
	($ in thousands)
As of September 30, 2009
Construction, land development and other land loans	$1,875	0.45%	$207	0.05%	$16,369	3.96%
Commercial real estate	1,089	0.26%	295	0.07%	2,260	0.55%
Consumer real estate	480	0.12%	1,600	0.39%	2,873	0.70%
Commercial loans	220	0.05%	31	0.01%	98	0.02%
Consumer loans	72	0.02%	26	0.01%	—	0.00%

Total	$3,736	0.90%	$2,159	0.52%	$21,600	5.23%

As of December 31, 2008
Construction, land development and other land loans	$11,081	2.64%	$—	0.00%	$9,185	2.18%
Commercial real estate	1,170	0.28%	—	0.00%	136	0.03%
Consumer real estate	2,312	0.55%	122	0.03%	2,390	0.57%
Commercial loans	201	0.05%	—	0.00%	—	0.00%
Consumer loans	88	0.02%	6	0.00%	—	0.00%

Total	$14,852	3.53%	$128	0.03%	$11,711	2.79%

Delinquent and nonaccrual loans at both September 30, 2009 and December 31, 2008 consisted primarily of construction and land development loans and commercial and consumer real estate loans. Approximately $1,875,000 of the loans past due 30 to 89 days at September 30, 2009, or 50.2% of the approximate $3,736,000 total, are construction and land development loans. Commercial real estate makes up approximately $1,089,000, or 29.1%, of loans past due 30 to 89 days at September 30, 2009. Consumer real estate makes up approximately $1,600,000, or 74.1%, of loans past due 90 days or more and still accruing at September 30, 2009. Approximately $16,369,000 of the nonaccrual loans, or 75.8% of the approximate $21,600,000 total at September 30, 2009, are construction and land development loans while commercial real estate and consumer real estate make up approximately $2,260,000 and $2,873,000, or 10.5% and 13.3%, respectively, of nonaccrual loans at that date.
The tourism industry in Sevier County has remained relatively strong during the first three quarters of 2009 as compared to 2008 and management expects this trend to continue during the remainder of 2009. Occupancy rates for nightly rental units have shown improvement during the first nine months of 2009 as compared to 2008. The increased visitation rate of tourists has led to increased sales for other tourism related industries.
Notwithstanding the general favorable trends in tourism, residential and commercial real estate sales continued to be weak during the first three quarters of 2009, following the same pattern that existed during the second half of 2008. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2009 have had an adverse impact on overall real estate values. These trends have had the greatest effect on the construction and development portfolio resulting in the significant increase in past due and nonaccrual loans beginning during the fourth quarter of 2008 and continuing through the second quarter of 2009. Nonaccrual loans continued to increase during the third quarter of 2009, however, due to the seasonally improved cash flows of many of our customers, delinquency only increased slightly during the third quarter of 2009. Developers that do not have adequate cash flow or cash reserves to sustain the required interest payments on their loans during this period of economic stress have been unable to continue their developments. As a result, the Bank has classified a significant portion of these loans as non-performing assets and has begun workout arrangements for these loans.

Individually impaired loans are loans that the Bank does not expect to collect all amounts due according to the contractual terms of the loan agreement. In some cases, collection of amounts due becomes dependent on liquidating the collateral securing the impaired loan. Collateral dependent loans do not necessarily result in the loss of principal or interest amounts due; rather the cash flow is disrupted until the underlying collateral can be liquidated. As a result, the Bank’s impaired loans may exceed nonaccrual loans which are placed on nonaccrual status when questions arise about the future collectability of interest due on these loans. The status of impaired loans is subject to change based on the borrower’s financial position.
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
The following table presents impaired loans as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)
Construction, land development and other land loans	$27,213	6.59%	$1,907	0.45%
Commercial real estate	9,950	2.41%	616	0.15%
Consumer real estate	21,104	5.11%	824	0.20%
Other loans	133	0.03%	—	0.00%

Total	$58,400	14.14%	$3,347	0.80%

The increase in impaired loans in the nine months ended September 30, 2009 was primarily related to the weakened residential and commercial real estate market in the Bank’s market areas. Within this segment of the portfolio, the Bank makes loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to slow. An extended recessionary period will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.

Troubled debt restructures (“TDRs”) at September 30, 2009 totaled approximately $31,608,000 which is 54.1% of total impaired loans. The TDRs related primarily to construction and development loans totaling approximately $11,030,000, or 18.9% of impaired loans, 1-4 family residential loans totaling approximately $10,850,000, or 18.6% of impaired loans, and commercial real estate loans totaling approximately $8,687,000, or 14.9% of impaired loans. The TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term.
The Bank’s allowance for loan losses as a percentage of total loans at September 30, 2009 and December 31, 2008 was as follows:

	Allowance for	Total	% of total
	loan losses	loans	loans
	($ in thousands)
As of:
September 30, 2009	$8,562	$413,156	2.07%
December 31, 2008	5,292	420,429	1.26%
Management considers the current level of its allowance for loan losses at September 30, 2009 to be adequate to absorb probable incurred losses. Net charge-offs of loans began increasing during the third quarter of 2008 and continued to increase into the first nine months of 2009, as anticipated, and discussed in more detail under Provision for Loan Losses below. While net charge-offs continued to increase during the third quarter of 2009, the number and volume of losses declined when compared to what was experienced during the first and second quarter of 2009. Management believes the loans, including those loans that were delinquent at September 30, 2009, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.
Investment Securities
Our investment portfolio consists of securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 24.11% of total assets at quarter-end, up from 20.39% at December 31, 2008. This increase is primarily attributable to increased pledging requirements due to increased deposits of public funds and an increase in pledge levels required by the State of Tennessee Bond Collateral Pool Program. The increase also reflects the fact that deposit growth for the first nine months of 2009 outpaced loan growth over the same period. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during the first nine months of 2009 was 4.14% versus 4.86% for the first nine months of 2008. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, increased by $1,969,483, net of income taxes, during the first nine months of 2009 from a net loss balance of ($147,587) at December 31, 2008, to a net gain balance of $1,821,896 at September 30, 2009.
In an effort to manage liquidity and pledging requirements for fluctuating public funds deposits, we replaced a portion of our mortgage-backed securities with shorter term U.S. government agency securities. As a result, U.S. government agency securities increased as a percentage of the total securities portfolio while the proportion of mortgage backed securities decreased at September 30, 2009. This change caused a decrease in the yield on investment securities. However, as the agency securities mature, we expect the yield on our investment securities portfolio to recover.

Deposits
The table below sets forth the total balances of deposits by type as of September 30, 2009 and December 31, 2008, and the dollar and percentage change in balances over the intervening period:

	September 30,	December 31,	$	%
	2009	2008	change	change
	(in thousands)

Non-interest bearing accounts	$48,745	$44,652	$4,093	9.17%

NOW accounts	86,909	110,420	(23,511)	-21.29%

Money market accounts	40,552	37,167	3,385	9.11%

Savings accounts	17,517	15,978	1,539	9.63%

Certificates of deposit	210,973	170,321	40,652	23.87%

Brokered deposits	74,873	62,478	12,395	19.84%

Individual retirement accounts	16,812	13,650	3,162	23.16%

TOTAL DEPOSITS	$496,381	$454,666	$41,715	9.17%

Demand for our NOW accounts, predominantly from public funds sources, remains strong. The decrease in these deposits during the first nine months of 2009 was primarily the result of the withdrawal of a large portion of one public entity’s deposits after a scheduled renewal bid as well as the result of seasonal cash outflows in public funds deposits. Certain municipal entities’ deposits tend to fluctuate based on tax collections and typically reach their highest point during the first quarter before decreasing to more ordinary levels. Obtaining public funds is generally through a bidding process under varying terms. Management does not believe the Bank would be adversely affected if any of the remaining public funds deposits were to be withdrawn. The Bank should have sufficient liquidity and sources of funds available to offset the withdrawal of public funds as needed, including through loan repayments, brokered deposits and the available for sale investment securities portfolio.
The increase in certificates of deposit was the result of an increase in customer deposits, deposits received from a correspondent bank and acceptance of deposits through a national listing service. Brokered deposits are a significant resource available to the Bank to fund loan demand and supplement other sources of liquidity due to the relative ease at which these deposits can be acquired and replaced upon maturity and their comparability to local market rates. At September 30, 2009, brokered deposits represented approximately 15.08% of total deposits. During the first nine months of 2009, brokered deposits increased approximately $12,395,000 and management intends to utilize these funds, secured at favorable rates, to replace higher cost sources of funds as they mature.
The increase in savings deposits is the result of the continued success of our competitive rate savings product.
The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the nine-month period ended September 30, 2009 was 2.24%, down from 3.59% for the same period a year ago reflecting the FOMC’s rate cuts. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of these rate cuts.

Funding Resources, Capital Adequacy and Liquidity
Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $23,000,000 as of September 30, 2009, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had approximately $37 million of additional borrowing capacity from the FHLB at September 30, 2009. Additionally, the Bank has a line of credit from the Federal Reserve Discount Window that totaled approximately $22 million at September 30, 2009. The Bank had approximately $2 million of additional borrowing capacity from the Federal Reserve Discount Window at September 30, 2009. However, the borrowing capacity can be increased based on the amount of collateral pledged.
Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines.
The table below sets forth the Company’s capital ratios as of the periods indicated.

	September 30,	December 31,
	2009	2008
Tier 1 Risk-Based Capital	13.63%	13.34%
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.89%	14.44%
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	9.64%	10.51%
Regulatory Minimum	4.00%	4.00%

The table below sets forth the Bank’s capital ratios as of the periods indicated.

	September 30,	December 31,
	2009	2008
Tier 1 Risk-Based Capital	13.49%	13.19%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	14.75%	14.29%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Tier 1 Leverage	9.55%	10.41%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Based on currently applicable statutory guidelines regarding capital levels, management believes the Bank was “well capitalized” at September 30, 2009.
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

Following is a summary of the commitments outstanding at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(in thousands)

Commitments to extend credit	$58,088	$82,097
Standby letters of credit	5,771	9,885

TOTALS	$63,859	$91,982

Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Reflecting current economic conditions in our market, commitments to fund commercial real estate, construction, and land development loans decreased by approximately $14,522,000 to approximately $22,036,000 at September 30, 2009, compared to commitments of approximately $36,558,000 at December 31, 2008.

Income Statement Analysis
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):
Net Interest Income Analysis
For the Nine Months Ended September 30, 2009 and 2008
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Loans	$416,438	$414,225	$19,516	$23,396	6.27%	7.54%
Investment Securities:
Available for sale	151,641	94,389	4,674	3,428	4.12%	4.85%
Held to maturity	2,144	2,055	64	73	3.99%	4.75%
Equity securities	3,772	3,941	142	150	5.03%	5.08%

Total securities	157,557	100,385	4,880	3,651	4.14%	4.86%
Federal funds sold and other	12,834	2,460	17	47	0.18%	2.55%

Total interest-earning assets	586,829	517,070	24,413	27,094	5.56%	7.00%
Nonearning assets	75,349	54,683

Total Assets	$662,178	$571,753

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	152,502	139,519	1,420	2,443	1.24%	2.34%
Savings deposits	16,811	12,854	173	183	1.38%	1.90%
Time deposits	305,170	218,780	6,356	7,353	2.78%	4.49%

Total interest bearing deposits	474,483	371,153	7,949	9,979	2.24%	3.59%
Securities sold under agreements to repurchase	5,025	5,222	83	103	2.21%	2.63%
Federal Home Loan Bank advances and other borrowings	69,506	80,641	1,972	2,377	3.79%	3.94%
Subordinated debt	13,403	13,403	310	541	3.09%	5.39%

Total interest-bearing liabilities	562,417	470,419	10,314	13,000	2.45%	3.69%
Noninterest-bearing deposits	44,624	48,592	—	—

Total deposits and interest- bearings liabilities	607,041	519,011	10,314	13,000	2.27%	3.35%

Other liabilities	3,083	2,107
Shareholders’ equity	52,054	50,635

	$662,178	$571,753

Net interest income			$14,099	$14,094

Net interest spread (1)					3.11%	3.31%
Net interest margin (2)					3.21%	3.64%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest- earning assets for the period.

Net Interest Income Analysis
For the Three Months Ended September 30, 2009 and 2008
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Loans	$411,319	$421,159	$6,367	$7,471	6.14%	7.06%
Investment Securities:
Available for sale	151,542	107,093	1,496	1,317	3.92%	4.89%
Held to maturity	2,165	2,079	22	24	4.03%	4.59%
Equity securities	3,812	4,004	50	46	5.20%	4.57%

Total securities	157,519	113,176	1,568	1,387	3.95%	4.88%
Federal funds sold and other	13,381	3,334	6	17	0.18%	2.03%

Total interest-earning assets	582,219	537,669	7,941	8,875	5.41%	6.57%
Nonearning assets	80,111	58,429

Total Assets	$662,330	$596,098

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	145,318	150,128	460	849	1.26%	2.25%
Savings deposits	17,451	15,822	58	85	1.32%	2.14%
Time deposits	311,107	224,988	1,924	2,302	2.45%	4.07%

Total interest bearing deposits	473,876	390,938	2,442	3,236	2.04%	3.29%
Securities sold under agreements to repurchase	6,055	6,097	31	36	2.03%	2.35%
Federal Home Loan Bank advances and other borrowings	65,839	81,741	658	784	3.97%	3.82%
Subordinated debt	13,403	13,403	90	164	2.66%	4.87%

Total interest-bearing liabilities	559,173	492,179	3,221	4,220	2.29%	3.41%
Noninterest-bearing deposits	48,996	50,940	—	—

Total deposits and interest- bearings liabilities	608,169	543,119	3,221	4,220	2.10%	3.09%

Other liabilities	2,868	1,720
Shareholders’ equity	51,293	51,259

	$662,330	$596,098

Net interest income			$4,720	$4,655

Net interest spread (1)					3.12%	3.16%
Net interest margin (2)					3.22%	3.44%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

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

	2009 Compared to 2008
	Increase (decrease)
	due to change in
Nine months ended September 30, 2009 and 2008	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(4,004)	$124	$(3,880)
Interest on securities	(849)	2,078	1,229
Interest on Federal funds sold and other	(227)	197	(30)

Total interest income	(5,080)	2,399	(2,681)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(1,323)	290	(1,033)
Interest on time deposits	(3,900)	2,903	(997)
Interest on other borrowings	(311)	(345)	(656)

Total interest expense	(5,534)	2,848	(2,686)

Net interest income	$454	$(449)	$5

Three months ended September 30, 2009 and 2008	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(933)	$(171)	$(1,104)
Interest on securities	(364)	545	181
Interest on Federal funds sold and other	(62)	51	(11)

Total interest income	(1,359)	425	(934)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(398)	(18)	(416)
Interest on time deposits	(1,265)	887	(378)
Interest on other borrowings	(50)	(155)	(205)

Total interest expense	(1,713)	714	(999)

Net interest income	$354	$(289)	$65

The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Nine months ended				Three months ended
	9/30/09	9/30/08	$ change	% change	9/30/09	9/30/08	$ change	% change
Interest income:
Loans	$19,516	$23,396	(3,880)	-16.58%	$6,367	$7,471	(1,104)	-14.78%
Securities	4,880	3,651	1,229	33.66%	1,568	1,387	181	13.05%
Fed funds sold/other	17	47	(30)	-63.83%	6	17	(11)	-64.71%

Total Interest income	24,413	27,094	(2,681)	-9.90%	7,941	8,875	(934)	-10.52%
Interest Expense:
Deposits	7,949	9,979	(2,030)	-20.34%	2,442	3,236	(794)	-24.54%
Other borrowed funds	2,365	3,021	(656)	-21.71%	779	984	(205)	-20.83%

Total interest expense	10,314	13,000	(2,686)	-20.66%	3,221	4,220	(999)	-23.67%

Net interest income	14,099	14,094	5	0.04%	4,720	4,655	65	1.40%
Provision for loan losses	5,802	1,075	4,727	439.72%	622	550	72	13.09%

Net interest income after provision for loan losses	8,297	13,019	(4,722)	-36.27%	4,098	4,105	(7)	-0.17%
Noninterest income	4,324	2,809	1,515	53.93%	2,060	1,057	1,003	94.89%
Noninterest expense	14,303	12,548	1,755	13.99%	4,857	4,067	790	19.42%

Net income (loss) before income tax expense (benefit)	(1,682)	3,280	(4,962)	-151.28%	1,301	1,095	206	18.81%
Income tax expense (benefit)	(1,247)	692	(1,939)	-280.20%	273	227	46	20.26%

Net income (loss)	$(435)	$2,588	$(3,023)	-116.81%	$1,028	$868	$160	18.43%

Net Interest Income and Net Interest Margin
Interest Income
The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the nine months ended September 30, 2009 as compared to the same period in 2008 was the result of a decrease in the average rate earned on loans which was partially offset by an increase in the volume of average loans. Average loans outstanding increased approximately $2,213,000, or 0.53%, from September 30, 2008 to September 30, 2009. As shown in the analysis of changes in net interest income table above, the increase in volume was more than offset by the 127 basis point decrease in the average rate earned on loans during the first nine months of 2009 as compared to the first nine months of 2008. Interest income on securities increased during the nine-month period ended September 30, 2009 as compared to the same period in 2008 due to an increase in the average balance of securities of approximately $57,172,000, or 56.95%, from September 30, 2008 to September 30, 2009. The volume related increase in interest income was partially offset by the 72 basis point decrease in the yield on those securities, which typically earn lower yields than loans. Additionally, interest income on federal funds sold/other decreased due to the significant reduction in the yield earned on those balances. The average balance of federal funds sold/other increased approximately $10,374,000, or 421.71%, from September 30, 2008 to September 30, 2009; however, the yield decreased 237 basis points during the same period.
Interest income decreased for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008 as a result of the same factors mentioned in the above paragraph with the exception of the increase in average loans outstanding. For the three-month periods compared, average loans outstanding decreased approximately $9,840,000, or 2.34%, further contributing to the decrease in interest income.

Interest Expense
The decrease in interest expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to the reduction in the average cost of the majority of our interest-bearing liabilities, predominantly the cost of interest bearing demand and time deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, increased approximately $103,330,000, or 27.84%, for the first nine months of 2009 compared to the first nine months of 2008. However, the average rate paid on total interest bearing deposits decreased 135 basis points between the two periods offsetting the increase in volume and creating a net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the nine-month period ended September 30, 2009 compared to the same period in 2008 due to a decrease in the average borrowed funds balance of approximately $11,135,000, or 13.81%, during the periods compared. Additionally, the average rate paid on these liabilities decreased 15 basis points, contributing to the reduction in interest expense. The average balance of subordinated debentures did not change from September 30, 2008 to September 30, 2009. Therefore, the 230 basis point decrease in the rate paid on this debt for the nine-month period ended September 30, 2009 compared to the same period in 2008 resulted in an overall decrease in the related interest expense.
Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first nine months of 2009 compared to the first nine months of 2008. The largest factor contributing to the overall reduction in expense was a reduction in the rate charged on interest bearing demand and time deposits. The rates paid on interest bearing demand deposit accounts typically correspond to changes in the federal funds rate and consequently have been consistently lower throughout 2009 when compared to 2008. This reduction in rates resulted in decreased expense despite an increase in volume. The decline in the cost of time deposits resulted in a decrease in interest expense related to these deposits even with a sizable increase in the average balance of time deposits.
Interest expense decreased for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008 as a result of the same factors mentioned in the above paragraph with the exception of the increase in average interest bearing demand deposits outstanding. For the three-month periods compared, average interest bearing demand deposits outstanding decreased approximately $4,810,000, or 3.20%, contributing to the decrease in interest expense.
Net Interest Income
The increase in net interest income before the provision for loan losses for the three- and nine-month periods ended September 30, 2009 when compared to the same periods in 2008 was primarily the result of the increase in interest income on securities. Net interest income for the two periods was also influenced by increases in volume of interest-earning assets and interest-bearing liabilities as well as decreases in rates earned and paid on these interest-sensitive balances. Overall, with the exception of securities, the effects of the rate reductions were more than enough to overcome the volume related increases in interest income and expense.

Net Interest Margin
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, decreased 0.22% and 0.43%, respectively, for the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008. The decrease in our net interest margin reflects a decrease in the average spread during the first nine months of 2009 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 144 basis points to 5.56% at September 30, 2009, as compared to 7.00% at September 30, 2008, and the rates we paid on interest-bearing liabilities, which had a slightly less substantial decrease of 124 basis points in the overall rate to 2.45% at September 30, 2009, versus 3.69% at September 30, 2008. During the third quarter of 2009, our interest-earning assets had a decrease in overall yield of 116 basis points to 5.41% at September 30, 2009, as compared to 6.57% at September 30, 2008, and our interest-bearing liabilities had a slightly less substantial decrease of 112 basis points in the overall rate to 2.29% at September 30, 2009, versus 3.41% at September 30, 2008. Our net interest margin was also negatively impacted by an increase in the average balance of nonaccrual loans. For the nine-month period ended September 30, 2009, when compared to the same period in 2008, average nonaccrual loans increased approximately $17,191,000, or 988.0%, from approximately $1,740,000 at September 30, 2008 to $18,931,000 at September 30, 2009. For the three-month period ended September 30, 2009, when compared to the same period in 2008, average nonaccrual loans increased approximately $14,286,000, or 392.0%, from approximately $3,644,000 at September 30, 2008 to $17,930,000 at September 30, 2009. Additionally, our net interest margin was negatively impacted by the approximately $3,968,000 decrease in the average balance of noninterest-bearing demand deposits when comparing the first nine months of 2009 to the same period in 2008. The average balance of noninterest-bearing demand deposits decreased approximately $1,944,000 for the three-month period ended September 30, 2009 compared to the same period in 2008. The negative effect of these changes will continue as long as and to the extent that the average balance of nonaccrual loans remains elevated and the average balance of noninterest-bearing demand deposits is reduced.
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

The following table summarizes our loan loss experience and provision for loan losses for the three and nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Charge-offs:
Construction and land development	$1,156	$578	$40	$575
Equity Lines of Credit	271	—	83	—
Residential 1-4 family	160	—	—	—
Second mortgages	391	—	221	—
Residential multifamily	500	—	—	—
Commercial real estate	—	6	—	—
Commercial loans	102	90	52	1
Consumer loans	226	28	73	4
Recoveries:
Equity Lines of Credit	(1)	—	—	—
Residential multifamily	(250)	—	(250)	—
Commercial loans	(1)	(38)	(1)	—
Consumer loans	(21)	(12)	(8)	—

Net charge-offs	2,533	652	210	580

Average balance of loans outstanding	416,438	414,225	411,319	421,159
Annualized net charge-offs as % of average loans	0.81%	0.21%	0.20%	0.55%
Provision for loan losses	5,802	1,075	622	550
As mentioned above in the section titled Allowance for Loan Losses, management has determined it is necessary to increase the allowance account through the provision for loan losses. The increase in the provision for loan losses was due to the increased charge-offs and delinquencies noted above, related primarily to deterioration in the real estate segment of the Company’s loan portfolio, particularly construction and land development, as described in more detail above. Management has continued its thorough review of the loan portfolio with particular emphasis on construction and land development loans and we believe we have identified and adequately provided for losses present in the loan portfolio; however, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to this portion of the loan portfolio could have an added adverse impact and require additional provision expense.
As noted in the table above, approximately $1,156,000, or 45.6%, of net charge-offs through September 30, 2009, has been construction and land development loans. As noted above in the section titled Allowance for Loan Losses, construction and land development loans have had the most severe impact due to the current economic climate. The charge-off amount for these loans has been due primarily to price declines in the underlying collateral value of the real estate securing these loans. The general price decline of property in this category is expected to continue throughout the remainder of 2009 in management’s opinion.
Net charge-offs of the other loan categories combined at September 30, 2009 totaled approximately $1,377,000 or 54.4% of net charge-offs.

Non-Interest Income
Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services.
The increase in other non-interest income for the three and nine months ended September 30, 2009, was primarily attributable to an increase in investment gains and an increase in service charges on deposit accounts resulting from an authorized overdraft program implemented during January 2009. The increase in non-interest income was negatively impacted by an increase in net loss on ORE as well as a decline in gains earned on the sale of mortgage loans for each period compared.
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
The following table presents the main components that make up the increase in non-interest income:

	Nine months ended				Three months ended
	9/30/09	9/30/08	$ change	% change	9/30/09	9/30/08	$ change	% change
	(dollars in thousands)
Service charges on deposit accounts	$1,803	$1,068	735	68.82%	$607	$363	244	67.22%
Net gain (loss) on other real estate	(219)	65	(284)	-436.92%	(511)	66	(577)	-874.24%
Investment gains and losses, net	1,361	139	1,222	879.14%	1,464	105	1,359	1,294.29%
Gain on sale of mortgage loans	120	151	(31)	-20.53%	24	42	(18)	-42.86%
Non-Interest Expense
The Company’s net income during the three and nine months ended September 30, 2009, as compared to the same periods in 2008, was negatively impacted by the increase in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense from the third quarter and first nine months of 2008 to the third quarter and first nine months of 2009 relates primarily to an increase in the Bank’s FDIC insurance assessment for the three and nine month periods ended September 30, 2009. During the second quarter of 2009, we recorded an expense totaling $300,000 for a special one-time assessment from the FDIC to provide additional reserves for the Bank Insurance Fund. We believe that our expenses related to FDIC insurance will continue to increase during 2009 when compared to the prior year’s comparable periods as the FDIC seeks to replenish its reserve funds and as a result of our participation in the Temporary Liquidity Guarantee Program which provides 100% insurance coverage of deposits in noninterest-bearing deposit accounts. In September 2009, the FDIC proposed a rule that, in lieu of any further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective January 1, 2011. If the rule is finalized as proposed, the Company expects to be required to prepay approximately $3 million to $4 million in risk based assessments.

Additionally, the increase in non-interest expense was attributable to increased ORE maintenance and upkeep expense. As discussed under “Loans” above, the balance of ORE increased significantly during the first nine months of 2009 and these expenses reflect that increase. The Bank’s continued expansion also contributed to the increase in non-interest expense for the three and nine month periods ended September 30, 2009. Since the end of the third quarter of 2007, the Bank has opened five new branches, two in Sevier County and three in Blount County including the Blount County regional headquarters. There were also general increases in the following areas for the three and nine months ended September 30, 2009 when compared to 2008: electronic banking costs, ATM and debit/credit card expense and professional fees.
The following table presents the main components that make up the increase in non-interest expense:

	Nine months ended				Three months ended
	9/30/09	9/30/08	$ change	% change	9/30/09	9/30/08	$ change	% change
	(dollars in thousands)
Other real estate expense	$328	$9	319	3544.44%	$168	$(6)	174	-2900.00%
FDIC assessment expense	1,150	251	899	358.17%	300	89	211	237.08%
Occupancy expenses	1,276	995	281	28.24%	438	342	96	28.07%
Income Taxes
The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2009 and 2008 is presented in the following table:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Nine months ended		Three months ended
	9/30/09	9/30/08	9/30/09	9/30/08
Provision expense (benefit)	(1,247,065)	691,805	272,867	226,659
Pre-tax income (loss)	(1,681,587)	3,279,726	1,301,029	1,094,863
Effective tax rate	74.16%	21.09%	20.97%	20.70%
The increase in the effective rate for the first nine months of 2009 was primarily due to the Bank’s net operating loss. Tax exempt income has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. For each quarterly and nine month period presented above, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to improve our effective tax rate. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2009. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.

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
Changes in Internal Control over Financial Reporting
During the third quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue at least throughout the remainder of 2009 and into 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
We have a concentration of credit exposure to borrowers dependent on the tourism industry.
Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains ten primary concentrations of credit by industry, of which five are directly related to the tourism industry. At September 30, 2009, approximately $195 million in loans, representing approximately 47.2% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the five categories included in the industry concentration amounts noted above. The tourism industry in Sevier County has remained strong during recent years and we anticipate that this trend will continue; however, if the tourism industry experiences an economic slowdown and, as a result, the borrowers in this industry are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.

A portion of our loan portfolio is secured by homes that are being built for sale as vacation homes or as second homes for out of market investors or homes that are used to generate rental income.
Our borrowers rely to some extent upon rental income to service real estate loans secured by rental properties, or they rely upon sales of the property for construction and development loans secured by homes that have been built for sale to investors living outside of our market area as investment properties, second homes or as vacation homes. If tourism levels in our market area were to decline significantly, the rental income that some of our borrowers utilize to service their obligations to us may decline as well and these borrowers may have difficulty meeting their obligations to us which could adversely impact our results of operations. In addition, sales of vacation homes and second homes to investors living outside of our market area have slowed and are expected to remain at reduced levels throughout the remainder 2009 and at least during the first half of 2010. Borrowers that are developers or builders whose loans are secured by these vacation and second homes and whose ability to repay their obligations to us is dependent on the sale of these properties may have difficulty meeting their obligations to us if these properties are not sold timely or at values in excess of their loan amount which could adversely impact our results of operations.
Our business is subject to local real estate market and other local economic conditions.
Adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of September 30, 2009, approximately 90% of our loans were secured by real estate. Of this amount, approximately 34% were commercial real estate loans, 36% were residential real estate loans and 30% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, could adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values and contributing to increase provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

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
We could sustain losses if our asset quality declines.
Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions continue to decline or fail to stabilize nationally or, more importantly, in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.
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
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control.

Our continued growth, or further significant deterioration in our asset quality metrics, may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.
To continue to grow, we will need to provide sufficient capital to the Bank through earnings generation, additional equity offerings, the issuance of additional trust preferred securities, if the market for these types of offerings develops again, or borrowed funds or any combination of these sources of funds. We may also require additional capital if we experience significant deterioration in asset quality or if our, or the Bank’s, regulators require that we maintain capital levels above those that are statutorily required. Should we incur indebtedness, we could be required to obtain certain regulatory approvals beforehand if we are not well-capitalized under regulatory standards. Should our growth exceed our expectations, we may need to raise additional capital over our projected capital needs. However, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations, or to withstand significant credit losses, could be materially impaired. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.
We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.
As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations.
Competition with other banking institutions could adversely affect our profitability.
We face significant competition in our primary market areas from a number of sources, currently including nine commercial banks and one savings institution in Sevier County and thirteen commercial banks and one savings institution in Blount County. As of June 30, 2009, there were 57 commercial bank branches and three savings institutions branches located in Sevier County and 52 commercial bank branches and one savings institution branch located in Blount County. Most of our competitors have been in existence for a longer period of time, are better established, have substantially greater financial resources and have more extensive facilities than we do. Because of the size and established presence of our competitors in our market area, these competitors have longer-term customer relationships than we maintain and are able to offer a wider range of services than we offer.
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

Liquidity needs could adversely affect our results of operations and financial condition.
We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. We rely to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. To utilize brokered deposits and national market time deposits without additional regulatory approvals, we must remain well capitalized. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
Recent legislative and regulatory initiatives that were enacted in response to the recent financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, the Emergency Economic Stabilization Act of 2008 or EESA, was enacted on October 3, 2008. The Troubled Asset Relief Program, or “TARP”, established pursuant to EESA, includes the Capital Purchase Program, pursuant to which Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. TARP is scheduled to expire December 31, 2009, although the Treasury has announced it will likely extend it until October 31, 2010. On September 18, 2009, the Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the Temporary Loan Guaranty Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility. The Transaction Account Guarantee portion of the program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.
Noncore funding represents a large component of our funding base.
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank of Cincinnati advances, Federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of the Bank. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.

Brokered certificates of deposit have received scrutiny from regulators in recent months. We impose upon ourselves limitations as to the absolute level of brokered deposits we may have on our balance sheet at any point in time. The pricing of these deposits are subject to the broader wholesale funding market and may fluctuate significantly in a very short period of time. Additionally, the availability of these deposits is impacted by overall market conditions as investors determine whether to invest in the less risky certificates of deposit or in the more risky debt and equity markets. As money flows between these various investment instruments, market conditions will impact the pricing and availability of brokered funds.
In recent months, the financial media has disclosed that the nation’s Federal Home Loan Bank (“FHLB”) system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several FHLB institutions have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that they may suspend dividend payments to their members. We are a member of the FHLB-Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, the FHLB system (including FHLB-Cincinnati) in the future may have to, not only suspend dividend payments, but also curtail advances to member institutions like us. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources, which may negatively impact our net interest margin and results of operations.
National or state legislation or regulation may increase our expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or enforcement or supervisory actions. In the second quarter of 2009, the Bank made certain commitments to its primary federal regulator, including commitments to, among other things, reduce the high level of credit risk in the Bank. If we fail to satisfactorily comply with our commitments, or become subject to additional operational limitations, we could be required to agree to limitations or take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
We, and the Bank, are required to maintain certain capital levels established by banking regulations. In addition, our, or the Bank’s, regulators may require that we maintain capital at levels above statutorily required levels. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and it is unlikely that we would be able to issue trust preferred securities in the future on terms consistent with our previous issuances, if at all.

Failure by the Bank to meet applicable capital guidelines, whether required by statutory provisions or specific regulatory request, or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
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

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: November 16, 2009	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: November 16, 2009	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company*

3.2	Bylaws of the Company*

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on May 19, 2006.