Form 10-K
period 2009-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2010-03-31
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-49912
MOUNTAIN NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	75-3036312

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 East Main Street, Sevierville, Tennessee (Address of principal executive offices)	37862 (Zip code)
(865) 428-7990
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $1.00 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $39,474,165.
There were 2,631,611 shares of Common Stock outstanding as of February 28, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) are incorporated by reference into Part III of this Report. Other than those portions of the 2010 Proxy Statement specifically incorporated by reference herein pursuant to Part III, no other portions of the 2010 Proxy Statement shall be deemed so incorporated.

MOUNTAIN NATIONAL BANCSHARES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

PART I

ITEM 1.	BUSINESS
Forward-Looking Statements
Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
At December 31, 2009, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.
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
Our Banking Business
General. Our banking business consists primarily of traditional commercial banking operations, including taking deposits and originating loans. We conduct our banking activities from our main office located in Sevierville, Tennessee and through eight additional branch offices in Sevier County, Tennessee, as well as a regional headquarters and two branch offices in Blount County, Tennessee. We operate two branch offices in Gatlinburg, two branch offices in Pigeon Forge, a branch office in Seymour, a branch office in Kodak, two branch offices in Sevierville, all in Sevier County, and two branch offices and our Blount County regional headquarters in Maryville, Blount County, Tennessee. The retail nature of our commercial banking operations allows for diversification in the number of our depositors and borrowers, and we do not believe that we are dependent on a single or a few customers.
We offer a variety of retail banking services. We seek savings and other time and demand deposits from consumers and businesses in our primary market area by offering a full range of deposit accounts, including savings, demand deposit, retirement, including individual retirement accounts, or “IRA’s,” and professional and checking accounts, as well as certificates of deposit. We use the deposit funds we receive to originate mortgage, commercial and consumer loans, and to make other authorized investments. In addition, we currently maintain 21 full-service ATMs throughout our market area. Because the Bank is a member of a number of payment systems networks, Bank customers may also access banking services through ATMs and point of sale terminals throughout the world. In addition to traditional deposit-taking and lending services, we also provide a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.
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
Consumer Lending. We originate consumer loans that typically fall into the following categories:
•
loans secured by junior liens on real estate, including home improvement and home equity loans, which have an average maturity of about three years and generally are limited to 80% of appraised value, and home equity lines of credit;

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
Secondary Market Activities. We engage in secondary mortgage market activities, principally the sale of certain residential mortgage loans on a servicing-released basis, subject to market conditions. Secondary mortgage market activities permit us to generate fee income and sale income to supplement our principal source of income — net interest income resulting from the interest margin between the yield on interest-earning assets like loans and investment securities and the interest paid on interest-bearing liabilities such as savings deposits, time deposit certificates and funds borrowed by the Bank.
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

Loan Delinquencies and Defaults. When a borrower fails to make a required loan payment for 30 days, we classify the loan as delinquent. If the delinquency exceeds 90 days and is not cured through the Bank’s normal collection procedures, we institute more formal recovery efforts. If a foreclosure action is initiated and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial or trustee sale at which, in some instances, the Bank acquires the property. Thereafter, such acquired property is recorded in the Bank’s records as “other real estate owned” (“OREO”) until the property is sold. In some cases, we may finance sales of OREO, which may involve our origination of “loans to facilitate” that typically involve a lower down payment or a longer term.
Investment Activities
Our investment securities portfolio is an integral part of our total assets and liabilities management strategy. We use our investments, in part, to further our interest rate risk management objective of reducing our sensitivity to interest-rate fluctuations. Our primary objective in making investment determinations with respect to our securities portfolio is to achieve a high degree of maturity and rate matching between these assets and our interest-bearing liabilities. In order to achieve this goal, we concentrate our investments, which constituted approximately 23% of our total assets at December 31, 2009, in U.S. government securities or other securities of similar low risk. The U.S. government and other investment-grade securities in which we invest typically have maturities ranging from 30 days to 30 years.
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
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other federal and state laws have resulted in increased competition from both conventional banking institutions and other businesses offering financial services and products. Mortgage banking firms, finance companies, real estate investment trusts, insurance companies, leasing companies and certain government agencies provide additional competition for loans and for certain financial services. We also compete for deposit accounts with a number of other financial intermediaries, including securities brokerage firms, money market mutual funds, government and corporate securities and credit unions. The primary criteria on which institutions compete for deposits and loans are interest rates, loan origination fees and range of services offered.
As evidenced by our historical deposit and loan growth, notwithstanding the net reduction in loans during 2009, and as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have been able to compete with our larger, more established competitors by attracting customers from existing financial institutions as well as from growth in our communities by focusing on providing a high level of customer service and by providing the products most important to our customers. During our operating history, we have been successful in hiring a staff with significant local bank experience that shares our commitment to providing our customers with the highest levels of customer service. While focusing on customer service, we are also able to offer our customers most of the banking services offered by our local competitors, including Internet banking, investment services and sweep accounts.
Employees
We currently employ a total of 181 employees, including 180 full time employees. We are not a party to any collective bargaining agreements with our employees, and we consider relations with our employees to be good.
Seasonality
Due to the predominance of the tourism industry in Sevier County, a significant portion of our commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks and financial institutions in other market areas. Deposit growth generally slows during the first quarter each year and then increases during each of the last three quarters. Our cost of funds tends to increase during the first quarter each year due to our dependence on borrowed funds that typically have a higher interest rate than our core deposits. The tourism industry in Sevier County has remained relatively stable during the past couple of years, particularly with respect to overnight rentals and hospitality services, and management does not anticipate any significant changes in that trend in the future.

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
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act (“CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has no present plans to become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by the GLB Act. The GLB Act also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing the GLB Act.

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.
The BHC Act permits acquisitions of banks by bank holding companies, such that Mountain National and any other bank holding company located in Tennessee may acquire a bank located in any other state, and any bank holding company located outside Tennessee may lawfully acquire any bank based in another state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Under Tennessee law, in order for an out-of-state bank or bank holding company to establish a branch in Tennessee, the bank or bank holding company must purchase an existing bank, bank holding company, or branch of a bank in Tennessee which has been in existence for at least three years. De novo interstate branching is permitted under Tennessee law on a reciprocal basis. The Bank is eligible to be acquired by any bank or bank holding company, whether inter-or intrastate, since it has been in existence for more than three years.
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
Sarbanes-Oxley Act
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board thereunder. In particular, we are required to include management reports on internal controls as part of our annual report for the year ended December 31, 2009, pursuant to Section 404 of the Sarbanes-Oxley Act. We have spent significant amounts of time and money on compliance with these rules and anticipate a similar burden going forward. We completed our assessment of our internal controls in a timely manner and management’s report on internal controls is included in Item 9A(T) of this report. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.
Emergency Economic Stabilization Act
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (the “EESA”), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. Several programs have been initiated by the U.S. Treasury, the Board of Governors of the Federal Reserve and the FDIC to stabilize the financial system. The U.S. Treasury’s Troubled Asset Relief Program and Capital Purchase Program (the “TARP/CPP”) was created to invest up to $250 billion into banks and savings institutions of all sizes. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Company decided, after very careful consideration, not to participate in this program. The Company and the Bank are both well-capitalized and management believes the Company and the Bank will continue to be well-capitalized going forward. The FDIC also began to temporarily provide a 100% guarantee of the senior debt of all FDIC insured institutions, as well as deposits in noninterest-bearing deposit accounts under its Temporary Liquidity Guarantee Program (the “TLGP”). The Bank continues to participate in the transaction account guarantee program, which expires on June 30, 2010. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10, 20 or 25 basis points, depending on the institution’s risk category, of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment. The Bank’s participation in the transaction account guarantee component of the TLGP is discussed in more detail under “FDIC Insurance Assessments” below.

Payments of Dividends
The Company is a legal entity separate and distinct from the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.
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
As of December 31, 2009, the Bank could, without prior approval, declare dividends of approximately $3,727,000. Pursuant to federal banking regulations and due to losses incurred in 2009, beginning in 2010, the Bank and the Company had no net retained profits from the previous two years available for dividend payments. The Bank and the Company may not, subsequent to January 1, 2010, without prior consent, pay any dividends until such time that current year profits exceed the net losses and dividends of the prior two years.
Capital
The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets (“Tier 1 capital”). Additionally, qualified trust preferred securities and other restricted capital elements such as minority interests in the equity accounts of consolidated subsidiaries are permitted to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company expects that it will continue to treat its $13 million of trust preferred securities as Tier 1 capital subject to the limits listed above. Voting common equity must be the predominant form of capital. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

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
Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
During the first quarter of 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. Had the agreement been effective as of December 31, 2009, the Bank would have been in compliance with these new minimum requirements.

As of December 31, 2009, the consolidated capital ratios of the Company and Bank were as follows:

	Regulatory Minimum to	Regulatory Minimum
	be Adequately Capitalized	to be Well Capitalized	Company	Bank
Tier 1 capital ratio	4.0%	6.0%	12.89%	12.75%
Total capital ratio	8.0%	10.0%	14.16%	14.02%
Leverage ratio	3.0-5.0%	5.0%	9.23%	9.14%
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

Fiscal and Monetary Policy
Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Mountain National and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Mountain National and its subsidiary cannot be predicted. During 2008, the Federal Reserve reduced the target federal funds rate seven times for a total of 4.00 - 4.25%. The year-end target federal funds rate was expressed as a range from 0.00 — 0.25%. During 2008, the Federal Reserve also reduced the discount rate eight times for a total of 4.25%. The target federal funds and discount rates in effect at December 31, 2008 were unchanged throughout 2009.
FDIC Insurance Assessments
The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. Because it was not organized until 1998, the Bank was not eligible to receive this one-time assessment credit.
Beginning in October 2008, the FDIC temporarily increased FDIC deposit insurance coverage per separately insured depositor to $250,000. The standard coverage limit was originally set to return to $100,000 on January 1, 2010, however; in May 2009, the FDIC extended the $250,000 maximum through December 31, 2013. On January 1, 2014, the standard coverage limit is scheduled to return to $100,000 for all deposit accounts, except for certain retirement accounts.
Also in October 2008, the FDIC introduced the TLGP, a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a debt guarantee program, guaranteeing newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of noninterest-bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying less than 0.5% annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount. The Bank did not participate in the debt guarantee program. The Bank is presently participating in the transaction account guarantee program and, as such, all funds in covered accounts held through June 30, 2010 will be covered with a full guarantee. In connection with this guarantee, a 10, 20 or 25 basis point annual rate surcharge, depending on the institution’s risk category, will be assessed on amounts in covered accounts exceeding $250,000.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the BIF. In order to restore reserves and ensure that the BIF will be able to adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These rules modify the way the assessment system differentiates risks among insured institutions and implements changes in assessment rates, including base assessment rates, in order to increase assessment revenue. The FDIC’s new deposit insurance rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011 and 2012. On December 30, 2009, the Bank prepaid its assessment in the amount of approximately $4 million related to years 2010 through 2012. In addition, the annual assessment rate will increase uniformly by three basis points beginning in 2011. Continuing declines in the BIF may result in the FDIC imposing additional assessments in the future, which could adversely affect the Company’s capital levels and earnings.
In addition to BIF assessments, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation (“FICO”). The FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FICO assessments are set quarterly and ranged from 1.12 basis points in the first quarter of 2008 to 1.14 basis points in the last quarter of 2008 and from 1.04 basis points in the first quarter of 2009 to 1.02 basis points in the last quarter of 2009. The FICO assessment rate for the first quarter of 2010 is 1.06 basis points.
During the two years ended December 31, 2009 and 2008, the Bank paid approximately $55,000 and $49,000, respectively, in FICO assessments. The Bank paid approximately $5,613,000 during 2009 for FDIC deposit insurance premiums, including approximately $5,000 for premiums related to the transaction account guarantee program, approximately $306,000 as a special one-time assessment to provide additional reserves for the BIF and approximately $4,144,000 in prepaid quarterly risk based assessments for all of 2010, 2011 and 2012, as described above.
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
Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Company’s operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which the Company operates have deteriorated significantly since early 2008. As a result, the Company has experienced a reduction in its earnings, resulting primarily from provisions for loan losses related to declining collateral values in its construction and development loan portfolio. Although the Federal Reserve has issued statements that economic data suggests strongly that the recession ended in the latter half of 2009, the Company believes that this difficult economic environment will continue at least into the first half of 2010, and the Company expects that its results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Company in particular, will improve, in which case the Company could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
We have a concentration of credit exposure to borrowers dependent on the tourism industry.
Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains eleven primary concentrations of credit by industry, of which seven are directly related to the tourism industry. At December 31, 2009, approximately $200 million in loans, representing approximately 49% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the seven categories included in the industry concentration amounts noted above. The tourism industry in Sevier County has remained relatively stable during recent years and we do not anticipate any significant changes in this trend; however, if the tourism industry does experience an economic slowdown and, as a result, the borrowers in this industry are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.
A portion of our loan portfolio is secured by homes that are being built for sale as vacation homes or as second homes for out of market investors or homes that are used to generate rental income.
Our borrowers rely to some extent upon rental income to service real estate loans secured by rental properties, or they rely upon sales of the property for construction and development loans secured by homes that have been built for sale to investors living outside of our market area as investment properties, second homes or as vacation homes. If tourism levels in our market area or the rates that visitors are willing to pay for lodging were to decline significantly, the rental income that some of our borrowers utilize to service their obligations to us may decline as well and these borrowers may have difficulty meeting their obligations to us which could adversely impact our results of operations. In addition, sales of vacation homes and second homes to investors living outside of our market area have slowed and are expected to remain at reduced levels throughout 2010. Borrowers that are developers or builders whose loans are secured by these vacation and second homes and whose ability to repay their obligations to us is dependent on the sale of these properties may have difficulty meeting their obligations to us if these properties are not sold timely or at values in excess of their loan amount which could adversely impact our results of operations.

Our business is subject to local real estate market and other local economic conditions.
Adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. The market value of the real estate securing loans as collateral has been adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2009, approximately 91% of our loans were secured by real estate. Of this amount, approximately 34% were commercial real estate loans, 32% were residential real estate loans and 24% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, will continue to adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.
We are geographically concentrated in Sevier County and Blount County, Tennessee, and changes in local economic conditions impact our profitability.
We operate primarily in Sevier County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Sevier and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Economic conditions in our area weakened during 2009, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our market will improve during 2010 or thereafter, and continued weak economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.
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
If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our earnings would suffer. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover probable incurred losses inherent to the risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, national and local economic conditions, other factors and other pertinent information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover probable incurred loan losses, and additional provisions may be necessary which would decrease our earnings.
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.

We have increased levels of other real estate owned, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.
As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as our level of other real estate owned remains elevated, and also if local real estate values continue to decline, negatively affecting our results of operations.
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
We rely on dividends from the Bank, which are limited as a result of the Bank’s loss in 2009, as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. We rely to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB of Cincinnati advances and federal funds lines of credit from correspondent banks. To utilize brokered deposits and national market time deposits without additional regulatory approvals, the Bank must remain well capitalized and must not become subject to a formal enforcement action that requires the Bank to maintain capital levels above those required to be well capitalized under the prompt corrective action provisions of the FDICIA. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
The Company and the Bank are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. Additionally, the Bank has agreed with the OCC that it will maintain its Tier 1 leverage capital ratio at a minimum of 9% and its total risk-based capital ratio at a minimum of 13%. Failure to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities.
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
The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain specified levels of capital. As economic conditions deteriorate, our regulators may review our operations with more scrutiny and we may be subject to increased regulatory oversight which could adversely affect our operations.
Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered in Congress. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

National or state legislation or regulation may increase our expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
Legislative and regulatory initiatives that were enacted in response to the financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, EESA was enacted on October 3, 2008 and the American Recovery and Reinvestment Act of 2009 was enacted on February 17, 2009. The Transaction Account Guarantee portion of the FDIC’s Temporary Liquidity Guarantee Program, which guarantees noninterest bearing transaction accounts on an unlimited basis is scheduled to continue until June 30, 2010.
Although we have initiated efforts to reduce our reliance on noncore funding, this type of funding still represents a significant component of our funding base.
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, FHLB of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to supplement core funding deficits. The availability of these noncore funding sources is subject to broad economic conditions and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.

Brokered certificates of deposit have received scrutiny from regulators in recent months. We impose upon ourselves limitations as to the absolute level of brokered deposits we may have on our balance sheet at any point in time, and we have committed to bank regulators to reduce our reliance on brokered deposits. The pricing of these deposits are subject to the broader wholesale funding market and the depositors’ views on our financial strength and may fluctuate significantly in a very short period of time. Additionally, the availability of these deposits is impacted by overall market conditions as investors determine whether to invest in less risky certificates of deposit or in riskier debt and equity markets. As money flows between these various investment instruments, market conditions will impact the pricing and availability of brokered funds, which may negatively impact our liquidity and cost of funds.
We impose certain internal limits as to the absolute level of noncore funding we will incur at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time.
If the federal funds rate remains at current extremely low levels, our net interest margin, and consequently our net earnings, may be negatively impacted.
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of the current recession), we experienced net interest margin compression throughout 2008 and 2009. Because of these competitive pressures, we were unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charged on interest-earning assets. As a result, our net interest margin, and consequently our profitability, was negatively impacted.
We have a significant deferred tax asset and cannot give any assurance that it will be fully realized.
We had net deferred tax assets of approximately $5 million as of December 31, 2009. We did not establish a valuation allowance against our net deferred tax assets as of December 31, 2009 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we considered the reversal of deferred tax liabilities, the ability to carryback losses to prior years, tax planning strategies and estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

Holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s common shareholders.
At December 31, 2009, the Company had outstanding trust preferred securities from special purpose trusts and accompanying junior subordinated debentures totaling $13.4 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to the Company’s shares of common stock and preferred stock. As a result, the Company must make payments on the junior subordinated debentures before any dividends can be paid on its common stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on the Company’s common stock. The Company has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If losses continue or if our financial condition deteriorates, we may be required to cease paying dividends on our common stock and to defer distributions on our junior subordinated debentures.
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
An investment in the Company’s common stock is not an insured deposit.
The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s stock, you could lose some or all of your investment.

ITEM 2.	PROPERTIES
The Bank currently operates from its main office in Sevierville, Tennessee, its Blount County regional headquarters in Maryville, Tennessee, and ten branch offices located in Gatlinburg, Pigeon Forge, Seymour, Kodak and Maryville, Tennessee. The main office, which is located at 300 East Main, Sevierville, Tennessee 37862, contains approximately 24,000 square feet and is owned by the Bank.
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
The Newport Highway branch opened for business during the second quarter of 2009 and is located at 305 New Riverside Drive, Sevierville, Tennessee on land owned by the Bank. The branch contains approximately 3,800 square feet.
The Operations Center, owned by the Bank, contains approximately 40,000 square feet and is located on Red Bank Road in Sevierville, Tennessee. We completed construction of a 16,000 square foot addition, which is included in the 40,000 square foot total, during the first quarter of 2009.
In addition to our thirteen existing locations including the Operations Center, we hold one property in Knox County, Tennessee, which we intend to use as a future branch site.
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

ITEM 4.	REMOVED AND RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	Market Price Range
	Per Share
Year/Period	High	Low
2009:	$16.75	$8.00
First Quarter	16.75	11.00
Second Quarter	16.50	12.50
Third Quarter	15.00	9.00
Fourth Quarter	10.50	8.00

2008:	$25.00	$16.20
First Quarter	25.00	20.00
Second Quarter	25.00	19.90
Third Quarter	22.00	18.00
Fourth Quarter	18.50	16.20
These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. They have been adjusted to reflect the five percent stock dividend issued March 2008.
As of the date of this filing, the Company has approximately 2,000 holders of record of its common stock. The Company has no other class of securities issued or outstanding.
Dividends from the Bank are the Company’s primary source of funds to pay dividends on its capital stock. Under the National Bank Act, the Bank may, in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). Given the losses incurred by the Bank in 2009, the Bank’s ability to pay dividends to the Company beginning on January 1, 2010 is limited. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. Additional information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in this report under “Item 1 — Business- Supervision and Regulation.”

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
The Company made no repurchases of its Common Stock during the fourth quarter of 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations for the two-year period ended December 31, 2009, and our financial condition at December 31, 2008 and 2009. We have provided comparisons of financial data as of and for the fiscal years ended December 31, 2008 and 2009, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. The following discussion should be read in conjunction with our consolidated audited financial statements, including the notes thereto, and the selected consolidated financial data presented elsewhere in this Annual Report on Form 10-K.
Overview
We conduct our business, which consists primarily of traditional commercial banking operations, through our wholly owned subsidiary, Mountain National Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, our regional headquarters in Maryville, TN, and through ten additional branches in Sevier County and Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate segment of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has remained relatively stable during the past couple of years, particularly with respect to overnight rentals and hospitality services, and management does not anticipate any significant changes in that trend in the future.

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
On May 1, 2009, Silverton Bank, the bank subsidiary of Silverton Financial Services, Inc. (“Silverton”), was placed into receivership by the OCC after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009, and on June 5, 2009 Silverton filed a petition for bankruptcy. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $347,368, which represents the Company’s full investment in the securities, during the first quarter of 2009.
We recorded no additional other-than-temporary impairment of our investment securities during 2008 and 2009.
Allowance and Provision for Loan Losses
The allowance and provision for loan losses are based on management’s assessments of amounts that it deems to be adequate to absorb probable incurred losses inherent in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge-off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area undergo an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan losses.

Valuation of Other Real Estate Owned
Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure. The fair value of other real estate is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. Other real estate owned also includes excess Bank property not utilized when subdividing land acquired for the construction of Bank branches. Costs of significant property improvements are capitalized. Costs relating to holding property are expensed.
Results of Operations for the Years Ended December 31, 2009 and 2008
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
The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and interest-bearing liabilities and the various rate spreads between the interest-earning assets and the Company’s funding sources. Changes in our net interest income from period to period result from, among other things:
•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;
•	increases or decreases in the average rates earned and paid on those assets and liabilities;
•	our ability to manage our interest-earning asset portfolio, which includes loans;

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits; and
•	our ability to “match” liabilities to fund assets of similar maturities at a profitable spread of rates earned on assets over rates paid on liabilities.

In 2009 and 2008, our other principal sources of revenue were service charges on deposit accounts and credit/debit card related income.
Net Income (Loss)
The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Years Ended December 31,		Dollar Change	Percent Change
	2009	2008	2009 to 2008	2009 to 2008
Interest income	$31,369	$35,193	$(3,824)	-10.87%
Interest expense	13,358	16,934	(3,576)	-21.12%

Net interest income	18,011	18,259	(248)	-1.36%
Provision for loan losses	11,673	2,275	9,398	413.10%

Net interest income after provision for loan losses	6,338	15,984	(9,646)	-60.35%
Noninterest income	4,863	4,325	538	12.44%
Noninterest expense	19,217	16,202	3,015	18.61%

Net income (loss) before income taxes	(8,016)	4,107	(12,123)	-295.18%
Income tax expense (benefit)	(3,788)	827	(4,615)	-558.04%

Net income (loss) before	$(4,228)	$3,280	$(7,508)	-228.90%

Total revenues	$36,232	$39,518
Total expenses	40,460	36,238

Basic earnings (loss) per share	(1.61)	1.24
Diluted earnings (loss) per share	(1.61)	1.24
The net loss for 2009 was primarily attributable to the increase in the provision for loan losses as well as continued compression in the Company’s net interest margin. The increase in the provision for loan losses reflects the higher levels of net loans charged-off and increased probable losses as a result of the slowdown in economic conditions, primarily with respect to the real estate construction and development segment of our portfolio. Total average loans, our largest interest earning-asset, decreased approximately $1,602,000 during 2009. More significantly, the average balance of nonaccrual loans increased approximately $18,944,000 during the year from approximately $11,711,000 at December 31, 2008 to approximately $40,549,000 at December 31, 2009. The interest associated with these loans that was excluded and reversed from income throughout 2009 was a significant factor contributing to the decrease in interest income, the 114 basis point reduction of the yield earned on loans as well as the continued compression of our net interest margin. Nonaccrual loans and interest income are discussed in more detail under “Allowance for Loan Losses” and “Net Interest Income.” Additionally, the net loss during 2009 was negatively impacted by the increase in noninterest expense which was primarily related to the increase in FDIC insurance assessment expense and expenses associated with maintaining OREO, both of which are described in more detail under “Noninterest Expenses.”

Basic and diluted loss per share was ($1.61) and ($1.61), respectively, for 2009, compared to earnings per share $1.24 and $1.24, respectively, for 2008 reflecting the decrease in net income from 2008 to 2009. The average number of shares outstanding was unchanged during 2009.
The Bank’s net interest margin, the difference between the yields on earning assets, including loan fees, and the rate paid on funds to support those assets, declined 40 basis points from 3.47% at December 31, 2008, to 3.07% at December 31, 2009. Management anticipated greater stability of the net interest margin during 2009 in comparison to 2008, however; the volume of nonaccrual loans caused a more prolonged compression that was greater than expected. See the section titled “Net Interest Income,” below for a more detailed discussion.
The following chart illustrates our net income (loss) for the periods indicated. The changes below were impacted by changes in rate as well as changes in volume:

	2009	2008
First Quarter	$(673,634)	$790,580
Second Quarter	(789,050)	929,137
Third Quarter	1,028,162	868,204
Fourth Quarter	(3,793,873)	692,287

Annual Total	$(4,228,395)	$3,280,208

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

Average Balance Sheet and Analysis of Net Interest Income
for the Years Ended December 31, 2009 and 2008
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Loans (1)(2)	$415,522	$417,124	$25,072	$29,921	6.03%	7.17%
Investment Securities: (3)
Available for sale	151,729	101,210	5,994	4,926	3.95%	4.87%
Held to maturity	2,156	2,073	87	96	4.04%	4.63%
Equity securities	3,895	3,799	191	201	4.90%	5.29%

Total securities	157,780	107,082	6,272	5,223	3.98%	4.88%
Federal funds sold and other	13,295	2,147	25	49	0.19%	2.28%

Total interest-earning assets	586,597	526,353	31,369	35,193	5.35%	6.69%
Nonearning assets	72,816	56,617

Total Assets	$659,413	$582,970

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	150,384	142,020	1,856	3,067	1.23%	2.16%
Savings deposits	17,340	13,815	241	269	1.39%	1.95%
Time deposits	304,715	224,055	8,151	9,579	2.67%	4.28%

Total interest bearing deposits	472,439	379,890	10,248	12,915	2.17%	3.40%
Securities sold under agreements to repurchase	4,284	5,093	91	129	2.12%	2.53%
Federal Home Loan Bank advances and other borrowings	68,442	83,024	2,627	3,127	3.84%	3.77%
Subordinated debt	13,403	13,403	392	763	2.92%	5.69%

Total interest-bearing liabilities	558,568	481,410	13,358	16,934	2.39%	3.52%
Noninterest-bearing deposits	45,761	48,331	—	—

Total deposits and interest-bearings liabilities	604,329	529,741	13,358	16,934	2.21%	3.20%

Other liabilities	3,143	2,616
Shareholders’ equity	51,941	50,613

	$659,413	$582,970

Net interest income			$18,011	$18,259

Net interest spread (4)					2.96%	3.17%
Net interest margin (5)					3.07%	3.47%

(1)	Interest income from loans includes total fee income of approximately $1,134,000 and $1,786,000 for the years ended December 31, 2009 and 2008, respectively.

(2)	For the purpose of these computations, non-accrual loans are included in average loans.

(3)	Tax-exempt income from investment securities is not presented on a tax-equivalent basis.

(4)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(5)	Net interest margin is the result of net interest income divided by average interest-earning assets for the period.

During the fourth quarter of 2008, the Federal Reserve, in response to increasing economic instability, further reduced the targeted federal funds rate such that the targeted rate was less than 0.25% throughout 2009 compared to an average rate of 2.09% throughout 2008. This reduction resulted in the continued compression of our net interest margin as we experienced reduced yields on a significant portion of our earning asset base due to variable rate loans. Rate and volume variances during 2009 caused a decrease in interest income and interest expense as well as net interest income which decreased approximately $248,000 in 2009 compared to 2008. The Company’s net interest margin decreased by 40 basis points in 2009 compared to 2008. Yields on our loan portfolio decreased by 114 basis points in 2009 compared to 2008, reflecting the approximately $19 million increase in average nonaccrual loans during the year as well as the continuing depressed rate environment. Although we made significant investments in our available-for-sale investment securities portfolio in 2009, yields decreased by 90 basis points in 2009 compared to 2008. Offsetting the decrease in yields earned on our average earning assets was a corresponding decrease in our funding costs. Rates paid on our interest-bearing deposits decreased by 123 basis points in 2009 compared to 2008, reflecting the continued effects of a decreasing interest rate environment during 2009. Also contributing to our lower funding costs was a 277 basis point decrease in rates paid on subordinated debt in 2009.
Average balances of our earning assets increased by approximately $60 million in 2009 compared to 2008, primarily due to growth in average deposits which increased approximately $93 million in 2009. Due to limited lending opportunities, our liquidity was used to pay off federal funds purchased and the remaining funds were invested in relatively lower yielding debt securities and federal funds sold.
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 3.07% during 2009 versus 3.47% in 2008, a decrease of 40 basis points. The decrease in our net interest margin reflects a decrease in the average spread in 2009 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 134 basis points to 5.35% at December 31, 2009, as compared to 6.69% at December 31, 2008, and the rates we paid on interest-bearing liabilities, which had a slightly less substantial decrease of 113 basis points in the overall rate to 2.39% at December 31, 2009, versus 3.52% at December 31, 2008. Our interest-earning assets, including approximately $181,000,000 in loans tied to prime that reprice immediately, reprice more quickly than our interest-bearing liabilities, particularly time deposits and borrowings with a fixed rate and term. Therefore, during the continuous, declining interest rate environment experienced over the last two years, our net interest margin has been compressed as our interest-sensitive assets and liabilities reprice at their expected speeds. Additionally, the approximately $19 million increase in nonaccrual loans and approximately $3 million decrease in noninterest-bearing demand deposits during 2009 negatively impacted our net interest margin. The negative effect of these items will continue as long as and to the extent that the balance of nonaccrual loans is increased and the balance of noninterest-bearing demand deposits is reduced. When market interest rates begin to increase, our net interest margin will likely remain compressed until interest rates exceed the established rate floors.

The interest income we earn on loans is the largest component of net interest income and the Bank’s net interest margin. The average balance of our loan portfolio decreased approximately $1.6 million during 2009 and, as mentioned above, the yield we earned on these loans decreased as well. Both of these factors contributed to the approximately $4.8 million reduction in loan related interest income. While management separately deals with the nonperforming loans that accounted for a considerable portion of the decline in yield and income during 2009, measures to offset the impact of the depressed rate environment, including certain terms and conditions applicable to performing loans such as repricing frequency, rate floors and fixed interest rates, have been used by the Bank in an attempt to limit exposure to low interest rates.
Interest income on investment securities increased approximately $1 million from 2008 to 2009 due to the approximately $51 million increase in volume of securities owned. During 2009, the yield on securities decreased 90 basis points; however, the increase in volume was enough to offset the reduction in yield.
The decrease in interest expense during 2009 as compared to 2008 was primarily due to the general decrease in interest rates paid on deposits, primarily demand deposit accounts and time deposits (including brokered deposits), as well as subordinated debt. The increases in the average balance of time deposits of approximately $81 million and interest-bearing demand deposits of approximately $8 million were not large enough to counteract the effects of the lower rates paid. As a result of the approximately $10 million decrease in the average balance of federal funds purchased in 2009, the average rate paid on combined FHLB advances and other borrowings during 2009 was higher than the average rate paid during 2008. The rates paid to borrow federal funds are based on current market rates and are significantly lower than the average rates paid on our FHLB borrowings which are generally fixed rates obtained at various times under different market conditions. FHLB advances are typically subject to prepayment penalties that severely limit any interest rate advantages gained from early payment if current market rates are lower than rates applicable to outstanding advances. In spite of the 2009 rate increase, interest expense on borrowed funds decreased approximately $500,000, reflecting the approximately $15 million decrease in average borrowed funds. Interest expense on subordinated debt decreased during 2009 due exclusively to the 277 basis point decrease in the average rate paid on this debt which is priced at a spread above 3-month LIBOR.
Even as our cost of interest-bearing deposits has declined due to the actions of the Federal Open Markets Committee (“FOMC”), the local competition for deposits, in some instances, has and could continue to cause interest rates paid on deposits to remain above market levels during 2010.
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(dollars in thousands)

	2009 Compared to 2008
	Increase (decrease)
	due to change in
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	$(4,734)	$(115)	$(4,849)
Interest on securities	(1,425)	2,474	1,049
Interest on Federal funds sold and other	(278)	254	(24)

Total interest income	(6,437)	2,613	(3,824)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(1,493)	254	(1,239)
Interest on time deposits	(4,891)	3,463	(1,428)
Interest on other borrowings	(300)	(609)	(909)

Total interest expense	(6,684)	3,108	(3,576)

Net interest income	$247	$(495)	$(248)
Provision for Loan Losses
The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses and is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, historical charge-off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the level of the allowance for loan losses as a result of these reviews.
As discussed in more detail under “Discussion of Financial Condition — Allowance for Loan Losses,” management determined it was necessary to increase the allowance for loan loss account through the provision for loan losses. Although total loans decreased approximately $13 million during 2009, the increase in the provision for loan losses during 2009 as compared to 2008 was due to increased charge-offs and delinquencies, related primarily to deterioration in the real estate segment of the Company’s loan portfolio, particularly construction and land development, as well as increased probable losses as the result of the slowdown in economic conditions. Management has continued its thorough review of the loan portfolio with particular emphasis on construction and land development loans and we believe we have identified and adequately provided for losses present in the loan portfolio; however, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to the loan portfolio, such as conditions in the local and national economy and the local real estate market, could have an added adverse impact and require additional provision expense.

Noninterest Income
The following table presents the major components of noninterest income for 2009 and 2008 (dollars in thousands).

	Years Ended December 31,		Dollar Change	Percent Change
	2009	2008	2009 to 2008	2009 to 2008
Service charges on deposit accounts	$2,327	$1,424	$903	63.41%
Other fees and commissions	1,262	1,222	40	3.27%
Gain on sale of mortgage loans	147	163	(16)	-9.82%
Gain on sale of securities, net	2,558	179	2,379	1,329.05%
Loss on impairment of securities	(347)	—	(347)	100.00%
Gain (loss) on other real estate, net	(1,479)	759	(2,238)	-294.86%
Other noninterest income	395	578	(183)	-31.66%

Total noninterest income	$4,863	$4,325	$538	12.44%

The principal components of noninterest income during both 2008 and 2009 were service charges on deposits, fees associated with credit/debit cards included in “other fees and commissions”, and income resulting from the increase in the cash surrender value of bank owned life insurance (“BOLI”). Additionally, during 2009, we sold approximately $90 million of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, we realized a $2.6 million net gain, excluding the securities impairment loss described below. Also during 2009, we recorded an approximately $1.5 million net loss on OREO, which includes valuation adjustments as well as gains and losses on disposal. During 2008, we sold two pieces of excess Bank property resulting in a total gain on sale of approximately $882,000. The net gain on OREO during 2008 was approximately $759,000. The increase in service charges on deposit accounts was primarily the result of an authorized overdraft program implemented during January 2009. The addition of this program increased the number of customers using overdraft protection products.
In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumers’ choices. Because our customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, we cannot be certain what impact this rule will have on the amount of insufficient funds charges reported in future periods.
In the first quarter of 2009, the Company experienced losses of $347,368 related to impairment of common stock held by the Bank and issued by Silverton and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the OCC after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. On June 5, 2009, Silverton filed a petition for bankruptcy. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $347,368 during the first quarter of 2009, which represents the Company’s full investment in the securities.

Noninterest Expenses
The following table presents the major components of noninterest expense for 2009 and 2008 (dollars in thousands).

	Years Ended December 31,		Dollar Change	Percent Change
	2009	2008	2009 to 2008	2009 to 2008
Salaries and employee benefits	$9,670	$9,232	$438	4.74%
Occupancy expenses	1,699	1,324	375	28.32%
FDIC assessment expense	1,537	354	1,183	334.18%
Other operating expenses	6,311	5,293	1,018	19.23%

Total noninterest expense	$19,217	$16,203	$3,014	18.60%

The largest component of our non-interest expense continues to be the cost of salaries and employee benefits, which increased by approximately $438,000 during 2009. However, the most significant increase in noninterest expenses during 2009 was related to an increase in FDIC assessment expense of approximately $1.2 million and the increase in other operating expenses including an increase in maintenance costs related to foreclosed real estate of approximately $493,000, an increase in professional fees of approximately $263,000 and an increase in furniture, fixture and equipment related expenses of approximately $112,000.
Due to new BIF funding rules adopted by the FDIC as well as the increasing number of bank failures, FDIC insurance costs were significantly higher for all insured depository institutions during 2009. The Bank’s 2009 FDIC assessment expense increased approximately $1,184,000 when compared to 2008. This increase includes approximately $306,000 related to a one-time assessment paid during the third quarter of 2009. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid approximately $4.4 million in prepaid risk-based assessments, which included $292,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $4.1 million in pre-paid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009. Unless the FDIC imposes additional, unforeseen assessments during 2010, we expect that our expenses related to FDIC insurance will be slightly lower in 2010 than they were in 2009.
Foreclosed real estate expense increased approximately $493,000 from approximately $20,000 in 2008, to approximately $513,000 in 2009. The increase is due to the increase in OREO from approximately $9.4 million at December 31, 2008 to approximately $14.5 million at December 31, 2009. Additionally, the Bank operated one property, a hotel, which previously secured a loan for approximately $6.3 million for nine months during 2009. The property was sold in the third quarter of 2009; however, operation of the property contributed to the increase in foreclosed real estate expense during 2009. We may continue to experience increases in the expenses to hold, market and dispose of OREO, particularly if the amount of OREO continues to increase.

The increase in professional fees for 2009 when compared to 2008 was primarily the result of fees paid to the firm administering our authorized overdraft program. The program was implemented in January 2009; therefore, these fees are not reflected in 2008 results of operations. The increase in professional fees also includes a general increase in audit and tax fees during 2009.
During the first quarter of 2009, the Bank completed the expansion of our Operations Center as well as the construction of our Blount County regional headquarters. During the second quarter of 2009, we completed construction of our Newport Highway branch. The increase in salaries and employee benefits during 2009 was primarily related to the addition of staff dedicated to managing troubled assets as described in more detail under “Past Due Loans and Non-Performing Assets” as well as staff related to branch expansion and the general increase in insurance and benefit costs for employees. The increase in occupancy expense and furniture, fixture and equipment expense, included in other operating expenses, during 2009 were also primarily the result of the Bank’s physical growth.
Income Taxes
Our provision for income taxes and effective tax rates for 2009 and 2008 were as follows:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Provision	Effective Tax Rates
2009	$(3,788)	47.26%
2008	827	20.14%
The increase in the effective rate for 2009 when compared to 2008 was primarily due to the Bank’s net operating loss. Tax exempt income has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. During 2008 and 2009, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to improve our effective tax rate. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that generated a federal tax credit in the amount of approximately $200,000 per year during 2008 and 2009. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.

Discussion of Financial Condition
General Discussion of Our Financial Condition
The following is a summary comparison of selected major components of our financial condition for the periods ended December 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ change	% change
Cash and equivalents	$14,105	$14,590	$(485)	-3.32%
Loans	407,704	420,429	(12,725)	-3.03%
Allowance for loan losses	11,353	5,292	6,061	114.53%
Investment securities	146,534	126,695	19,839	15.66%
Premises and equipment	33,709	31,484	2,225	7.07%
Other real estate owned	14,575	9,444	5,131	54.33%

Total assets	636,784	621,373	15,411	2.48%

Noninterest-bearing demand deposits	47,601	44,652	2,949	6.60%
Interest-bearing demand and savings deposits	173,769	163,565	10,204	6.24%
Time deposits	289,244	246,449	42,795	17.36%

Total deposits	510,614	454,666	55,948	12.31%

Federal funds purchased	—	22,580	(22,580)	-100.00%
Federal Home Loan Bank advances	62,900	72,900	(10,000)	-13.72%
Subordinated debentures	13,403	13,403	—	0.00%

Total liabilities	589,415	570,379	19,036	3.34%

Accumulated other comprehensive income (loss)	283	(148)	431	291.22%
Total shareholders’ equity	$47,369	$50,994	$(3,625)	-7.11%
Loans
At December 31, 2008 and 2009, loans comprised 76.1% and 74.2% of our total earning assets, respectively. This decrease was caused by the decrease in loans as well as the more significant, relative increase in our investment securities portfolio which was driven primarily by limited lending opportunities, increased pledging requirements related to borrowed funds and increased collateralization percentages applicable to our pledging requirements, primarily those related to public funds. Total earning assets as a percent of total assets, were 86.3% at December 31, 2009, compared to 88.9% at December 31, 2008. This decrease in total earning assets relative to total assets in 2009 was attributable to the increase in OREO and premises and equipment related to the construction of new branches and the expansion of our operations center. The increase in securities as a percentage of our total earning assets negatively impacted our net interest margin in 2009 as the yield earned on these securities was lower than the yield earned on loans.

Loan Portfolio. Our loan portfolio consisted of the following loan categories and amounts as of the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Commercial, financial, agricultural	$30,387	$37,632	$35,929	$26,062	$15,375
Real estate — construction, development	99,771	142,370	150,844	137,989	80,719
Real estate — mortgage	270,622	231,999	201,011	173,085	144,898
Consumer and other	6,924	8,428	9,890	7,572	7,872

Less allowance for loan losses	11,353	5,292	3,974	3,524	2,634
Loans, net	$396,351	$415,137	$393,700	$341,184	$246,230
Commercial and consumer loans tend to be more risky than loans that are secured by real estate; however, the Bank seeks to control this risk with adherence to quality underwriting standards. Still, as reflected in our 2009 results of operations and described in more detail under “Allowance for Loan Losses,” real estate construction and development loans do involve risk and if the underlying collateral, which in the case of acquisition and development loans may involve large parcels of real property, is not equal to the value of the loan, we may suffer losses if the borrower defaults on its obligation to us.
Maturities and Sensitivities of Loan Portfolio to Changes in Interest Rates. Total loans as of December 31, 2009 are classified in the following table according to maturity or scheduled repricing:

	One year	Over one year	Over three years	Over five
	or less	through three years	through five years	years
	(in thousands)
Commercial, financial, agricultural	$11,409	$7,883	$6,212	$4,105
Real estate — construction, development	62,063	27,805	9,748	2,735
Real estate — mortgage	125,849	97,166	28,198	17,897
Consumer and other	3,852	1,829	721	232

Total	$203,173	$134,683	$44,879	$24,969
Of our loans maturing more than one year after December 31, 2009, approximately $97,520,000 had fixed rates of interest and approximately $107,011,000 had variable rates of interest. At December 31, 2009, loans to sub-dividers/developers were 16.3% of total loans and loans to franchise hotels & motels were 10.1% of total loans. No other concentrations of credit exceeded ten percent of our total loans.

Past Due Loans and Non-Performing Assets
The following table presents performing loans that were past due at least 30 days but less than 90 days as of December 31, 2009 and 2008:

	December 31,
	2009		2008
	Balance	% of total loans	Balance	% of total loans
	($ in thousands)
Construction, land development and other land loans	$656	0.16%	$11,081	2.64%
Commercial real estate	126	0.03%	1,170	0.28%
Consumer real estate	1,125	0.28%	2,312	0.55%
Commercial loans	138	0.03%	201	0.05%
Consumer loans	81	0.02%	88	0.02%

Total	$2,126	0.52%	$14,852	3.53%

Due to management’s efforts to identify and enter into workout arrangements with borrowers experiencing financial difficulty, delinquent loans at December 31, 2009 were significantly lower than delinquent loans at December 31, 2008. Developers that do not have adequate cash flow or cash reserves to sustain the required interest payments on their loans during this period of economic stress have been unable to continue their developments. As a result, the Bank has classified a significant portion of these loans as non-performing assets.

The Bank’s non-performing assets consist of loans past due 90 days or more and still accruing, nonaccrual loans and OREO. Loans that have been restructured and remain on accruing status are not included in non-performing assets. The following table presents the Bank’s non-performing assets for the periods indicated:

	Past due 90 days				Other real	Total
	or more and	% of total	Nonaccrual	% of total	estate	non-performing
	still accruing	loans	loans	loans	owned	assets
	($ in thousands)
As of December 31, 2009
Construction, land development and other land loans	$43	0.01%	$21,596	5.30%	$5,834	$27,473
Commercial real estate	—	0.00%	11,003	2.70%	1,093	12,096
Consumer real estate	—	0.00%	7,864	1.93%	7,648	15,512
Commercial loans	—	0.00%	75	0.02%	—	75
Consumer loans	25	0.01%	10	0.00%	—	35

Total	$68	0.02%	$40,548	9.95%	$14,575	$55,191

Total non-performing loans to total loans				9.96%
Total non-performing assets to total loans plus other real estate owned				13.07%

As of December 31, 2008
Construction, land development and other land loans	$—	0.00%	$9,185	2.18%	$2,859	$12,044
Commercial real estate	—	0.00%	136	0.03%	6,475	6,611
Consumer real estate	122	0.03%	2,390	0.57%	110	2,622
Commercial loans	—	0.00%	—	0.00%	—	—
Consumer loans	6	0.00%	—	0.00%	—	6

Total	$128	0.03%	$11,711	2.79%	$9,444	$21,283

Total non-performing loans to total loans				2.82%
Total non-performing assets to total loans plus other real estate owned				4.95%
Delinquent and nonaccrual loans at both December 31, 2009 and December 31, 2008 consisted primarily of construction and land development loans and commercial and consumer real estate loans. Approximately $21,596,000 of the nonaccrual loans, or 53.3% of the approximate $40,548,000 total at December 31, 2009, are construction and land development loans while commercial real estate and consumer real estate make up approximately $11,003,000 and $7,864,000, or 27.1% and 19.4%, respectively, of nonaccrual loans at that date.
Notwithstanding the general favorable trends in tourism in Sevier County, residential and commercial real estate sales continued to be weak during 2009, following the same pattern that existed during the second half of 2008. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2009 have had an adverse impact on overall real estate values. These trends have had the greatest effect on the construction and development and commercial real estate portfolios resulting in the significant increase in nonaccrual loans during 2009. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations.

The following table sets forth the reduction in interest income we experienced in 2008 and 2009 as a result of non-performance of certain loans during the year:

	2009	2008
	(in thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$1,359	$748

Interest income that was recorded on nonaccrual loans	45	2
The purpose of placing a loan on nonaccrual is to prevent the Bank from overstating its income. The decision to place a loan on nonaccrual is made by the Executive Committee based on a monthly review. The Executive Committee also reviews any loans recommended by management to be placed on nonaccrual that are: (1) being maintained on a cash basis because of deterioration in the financial position of the borrower; or (2) for which payment in full of interest or principal is not expected.
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
The Bank’s OREO increased approximately $5,131,000 during 2009. One property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,860,000, or 33%, of the OREO balance at December 31, 2009 (included in consumer real estate in the table above). The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $27.2 million, or 6.66% of total loans outstanding at December 31, 2009, compared to approximately $2.9 million, or 0.68% of total loans outstanding at December 31, 2008. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, the Bank’s primary regulator, for loans classified as substandard or worse, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused primarily by the downgrade of additional residential construction and development loans, commercial and industrial loans, and commercial real estate loans due to the continuing deterioration in the economy. Loans past due 30 days or longer have been excluded from potential problem loans.

During 2009, the Bank formed a Special Assets department dedicated to oversight of non-performing assets. The Special Assets department focuses on relationships that represent current and potential performance problems related to the Bank’s loan portfolio. The department also handles administration of the Bank’s OREO properties including incorporating new information and data as it becomes available and applying that information to the recorded value of assets.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, impairment of loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. Based on an analysis of the credit quality of the loan portfolio prepared by the Bank’s loan review officer, the CFO presents a quarterly analysis of the adequacy of the allowance for loan losses for review by our board of directors.
Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the level of risk in the loan portfolio. During their routine examinations of banks, regulatory agencies may advise a bank to make additional provisions to its allowance for loan losses, which would negatively impact a bank’s results of operations, when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the bank’s management.
Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry and loans to subdividers and developers of land. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At December 31, 2009, approximately $200 million in loans, or 49% of total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve as compared to approximately $180 million in loans, or 43% of total loans, at December 31, 2008. The most significant increase in this category was for hotel & motel franchise operators which increased approximately $16 million to approximately $41 million. Additionally, loans to overnight rental agencies increased approximately $9 million to approximately $38 million.
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
Individually impaired loans are loans that the Bank does not expect to collect all amounts due according to the contractual terms of the loan agreement and include any loans that meet the definition of a troubled debt restructuring (“TDR”), as discussed in more detail below. In some cases, collection of amounts due becomes dependent on liquidating the collateral securing the impaired loan. Collateral dependent loans do not necessarily result in the loss of principal or interest amounts due; rather the cash flow is disrupted until the underlying collateral can be liquidated. As a result, the Bank’s impaired loans may exceed nonaccrual loans which are placed on nonaccrual status when questions arise about the future collectability of interest due on these loans. The status of impaired loans is subject to change based on the borrower’s financial position.
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
The following table presents impaired loans as of December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)
Construction, land development and other land loans	$27,213	6.67%	$1,907	0.45%
Commercial real estate	13,224	3.24%	616	0.15%
Consumer real estate	22,616	5.55%	824	0.20%
Other loans	94	0.02%	—	0.00%

Total	$63,147	15.49%	$3,347	0.80%

The increase in impaired loans during 2009 was primarily related to the weakened residential and commercial real estate market in the Bank’s market areas. Within this segment of the portfolio, the Bank makes loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to slow. An extended recessionary period will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.
Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses, if any, that we might incur. All restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2009, there were $21.8 million of accruing restructured loans that remain in a performing status. There were no accruing restructured loans at December 31, 2008.
TDRs at December 31, 2009 totaled approximately $37,332,000 which is 59.1% of total impaired loans. The TDRs related primarily to 1-4 family residential loans totaling approximately $15,093,000, or 23.9% of impaired loans, construction and development loans totaling approximately $11,450,000, or 18.1% of impaired loans and commercial real estate loans totaling approximately $10,789,000, or 17.1% of impaired loans. The TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term.
Our allowance for loan losses at December 31, 2009 was approximately $11,353,000, a net increase of approximately $6,061,000 for the year. The allowance for loan losses as a percentage of total loans, non-accrual loans and non-performing assets at December 31, 2009 was 2.78%, 28.00% and 27.95%, respectively, compared to 1.26%, 45.19% and 24.86%, respectively, at December 31, 2008. Net charge-offs during 2009 increased from approximately $957,000 in 2008 to approximately $5,612,000 in 2009, representing a net charge-off ratio of 1.35% in 2009 compared to 0.23% in 2008. Management continues to evaluate and adjust our allowance for loan losses, and presently believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. Management believes the loans, including those loans that were delinquent at December 31, 2009, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.

The following table summarizes our loan loss experience and related adjustments to the allowance for loan losses as of the dates and for the periods indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Average balance of loans outstanding	$415,522	$417,124	$373,237	$292,950	$227,910

Balance of allowance for loan losses at beginning of year	5,292	3,974	3,524	2,634	2,281
Charge-offs:
Commercial, financial, agricultural	328	198	43	—	—
Real estate — construction, development	3,054	686	158	1	24
Real estate — mortgage	2,220	41	250	25	40
Consumer and other	289	98	110	23	45

Recoveries:
Commercial, financial, agricultural	1	43	—	—	—
Real estate — construction, development	—	—	—	1	—
Real estate — mortgage	251	11	15	18	10
Consumer and other	27	12	14	5	6

Net charge-offs	5,612	957	532	25	93
Additions to allowance charges to operations	11,673	2,275	982	915	446
Balance of allowance for loan losses at end of year	11,353	5,292	3,974	3,524	2,634
Ratio of net loan charge-offs during the year to average loans outstanding during the year	1.35%	0.23%	0.14%	0.01%	0.04%
The following table presents our allocation of the allowance for loan losses to the categories of loans in our loan portfolio as of the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
		Loan		Loan		Loan		Loan		Loan
		Category as		Category as		Category as		Category as		Category as
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial	$557	7.45%	$1,289	8.95%	$968	9.03%	$418	7.56%	$225	3.16%
Real estate — construction, development	5,844	24.47%	2,131	33.86%	1,600	37.93%	1,331	40.03%	837	32.43%
Real estate — mortgage	4,798	66.38%	1,599	55.18%	1,201	50.55%	1,669	50.21%	1,502	58.23%
Consumer, other	154	1.70%	273	2.01%	205	2.49%	106	2.20%	70	6.18%

Total	$11,353	100.00%	$5,292	100.00%	$3,974	100.00%	$3,524	100.00%	$2,634	100.00%
Securities
Our investment securities portfolio consists of mortgage-backed securities, municipal securities and securities of U.S. government agencies. The investment securities portfolio is the second largest component of our earning assets and represented 26.67% of total earning assets and 23.01% of total assets at year-end 2009. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during 2009 was 3.98% versus 4.88% for 2008, a decrease of 90 basis points. Net unrealized gains (losses) on securities available for sale, included in accumulated other comprehensive income (loss), increased from a net unrealized loss of ($147,587) for the year ended December 31, 2008 to a net unrealized gain of $283,014 at December 31, 2009.

The growth in our investment securities portfolio during 2009 was seen primarily in mortgage-backed securities and U.S. Treasury and government agency securities, which increased 16% and 76%, respectively, and was attributable to limited lending opportunities, increased pledging requirements related to borrowed funds and increased collateralization percentages applicable to our pledging requirements, primarily those related to public funds. The required collateralization percent in effect for public funds pledging was 90% at December 31, 2008. At December 31, 2009, the required percentage was 115%. Additionally, during 2009, we purchased and pledged approximately $6.5 million in mortgage-backed securities as collateral for certain FHLB borrowings. The average yields on these investments generally exceeded the cost of the interest-bearing deposits that funded them during 2009. However, the cost of these deposits and the lower yield associated with these securities, when compared to loans, negatively impacted our net interest margin during 2009. Included in our investment securities portfolio as of December 31, 2009, was approximately $22,328,000 in tax-exempt municipal securities.
The carrying amounts of securities at the dates indicated are summarized as follows:

	At December 31,
	2009	2008	2007
	(in thousands)
Securities available for sale:
U.S. Treasury and government agencies and corporations	$10,149	$5,751	$9,179

Corporate securities	—	175	175

Mortgage-backed securities	114,057	98,045	57,975

Obligations of states and political subdivisions	20,124	20,607	13,812

Total	144,330	124,578	81,141

Securities held to maturity:
Obligations of states and political subdivisions	2,204	2,117	2,021

The following table contains the contractual maturity distribution, carrying value, and weighted-average yield to maturity of our investment securities.

	Maturity
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average Tax	After 1	Average Tax	After 5	Average Tax		Average Tax		Average Tax
	1 year	Equivalent	Year - 5	Equivalent	Years - 10	Equivalent	Over 10	Equivalent		Equivalent
	or less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury and government agencies	$6,249	0.11%	$—	—	$—	—	$3,900	4.78%	$10,149	1.91%
Mortgage-backed securities	171	5.13%	89,329	4.42%	9,356	4.69%	15,201	4.73%	114,057	4.48%
Obligations of states and political subdivisions	—	—	—	—	6,027	3.95%	14,097	4.85%	20,124	4.58%

Total available for sale	6,420	0.25%	89,329	4.42%	15,383	4.40%	33,198	4.79%	144,330	4.31%

Securities held to maturity:
Obligations of states and political subdivisions	—	—	—	—	690	4.65%	1,514	4.38%	2,204	4.47%

Total held to maturity	—	—	—	—	690	4.65%	1,514	4.38%	2,204	4.47%

Total securities	6,420	0.25%	89,329	4.42%	16,073	4.41%	34,712	4.77%	146,534	4.32%
We did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2009, except for mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $114,057,000 and $98,045,000 at December 31, 2009 and 2008, respectively.
Deposits
Asset growth during 2009 was funded primarily by the increase in deposits for the periods ended December 31, 2009 and 2008.
The balance in total deposits was distributed as follows:

	2009	2008	$ change	% change
Noninterest-bearing demand deposits	$47,601	$44,652	$2,949	6.60%

Total noninterest-bearing deposits	47,601	44,652	2,949	6.60%
NOW accounts	112,440	110,420	2,020	1.83%
Money market accounts	40,809	37,167	3,642	9.80%
Savings	20,520	15,978	4,542	28.43%
Brokered deposits	69,871	62,478	7,393	11.83%
Time deposits	219,373	183,971	35,402	19.24%

Total interest-bearing deposits	463,013	410,014	52,999	12.93%

Total deposits	$510,614	$454,666	$55,948	12.31%
Brokered deposits are certificates of deposit acquired from approved brokers on terms that are substantially similar to deposits acquired in the local market. Brokered deposits increased approximately $7,000,000 during 2009, and represented approximately 13.68% and 13.74% of total deposits at December 31, 2009 and 2008, respectively. The Bank will continue to carefully utilize these brokered deposits going forward to supplement other sources of liquidity due to the relative ease at which these deposits can be acquired and replaced upon maturity, so long as the Bank is not subject to a formal enforcement action requiring it to maintain capital at levels higher than those required to be well-capitalized under the prompt corrective action provisions of the FDICIA, and their comparability to local market rates. The average cost of our brokered deposits at December 31, 2009 was 1.92%. During 2009, the average cost of these deposits was 2.44%. During the first sixty days of 2010, maturing brokered deposits were replaced at an average rate of 1.12%, a 132 basis point decrease from the 2009 average, with maturities ranging from 12 to 42 months.

The average balances of deposit accounts by category and the average rates paid thereon are presented below for the periods indicated:

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$45,761	0%	$48,331	0%	$53,336	0%
Interest-bearing demand deposits	150,384	1.23%	142,020	2.16%	127,704	3.88%
Savings deposits	17,340	1.39%	13,815	1.95%	8,673	1.05%
Time deposits	304,715	2.67%	224,055	4.28%	196,654	5.10%

Total	$518,200		$428,221		$386,367

The balances in time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2009, are shown below by time remaining until maturity:

(dollars in thousands)

Three months or less	$50,418
Over three months through six months	31,459
Over six months through 12 months	57,412
Over 12 months	28,957

Total	$168,246
The average balance of interest-bearing demand and savings deposits increased approximately $11,889,000 during 2009. The average rate paid on these interest-bearing demand and savings deposits in 2009 was 1.25%, down from 2.14% in 2008.
The increase in certificates of deposit was the result of an increase in customer deposits, deposits received from a correspondent bank and acceptance of deposits through a national listing service. We offer certificate of deposit accounts on a wide range of terms in order to achieve sustained growth in a market area where there is strong competition for new deposits. Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for 2009 was 2.17%, down from 3.40% in the prior year.

Shareholders’ Equity
The decrease in shareholders’ equity was primarily the result of the 2009 net loss of approximately $4,228,000. Accumulated other comprehensive income (loss) represents the net unrealized gain (losses) on securities available-for-sale. The decrease in shareholders’ equity during 2009 was partially offset by the approximately $431,000 increase in accumulated comprehensive income from a net loss of $147,587 at December 31, 2008 to a net gain of $283,014 at December 31, 2009.
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
Our earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve. The monetary policies of the Federal Reserve can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.
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
The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2009. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in the period in which they are scheduled to mature while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity dates.

Analysis of Interest Sensitivity
As of December 31, 2009
(dollars in thousands)

	0 - 3	3 - 12	1 - 3	Over three
	months	months	years	years	Total
Federal funds sold	$2,354	$—	$—	$—	$2,354
Securities	6,060	24,248	24,169	92,057	146,534
Loans (1)	212,776	60,885	94,702	39,341	407,704

Total interest-earning assets	221,190	85,133	118,871	131,398	556,592

Interest-bearing liabilities:
Interest-bearing demand deposits	153,249	—	—	—	153,249
Savings	20,520	—	—	—	20,520
Time deposits	75,888	161,097	50,847	1,412	289,244
Other borrowings	1,776	200	12,700	50,000	64,676

Total interest-bearing liabilities	251,433	161,297	63,547	51,412	527,689

Interest rate sensitivity gap	$(30,243)	$(76,164)	$55,324	$79,986	$28,903

Cumulative interest rate sensitivity gap	$(30,243)	$(106,407)	$(51,083)	$28,903

Interest rate sensitivity gap ratio	-13.67%	-89.46%	46.54%	60.87%

Cumulative interest rate sensitivity gap ratio	-13.67%	-34.74%	-12.01%	5.19%

(1)	Includes nonaccrual loans
During the fourth quarter of 2008, the Federal Reserve, in response to increasing economic instability, further reduced the targeted federal funds rate such that the targeted rate was less than 0.25% throughout 2009 compared to an average rate of 2.09% throughout 2008.
At December 31, 2009, the Bank’s cumulative one-year interest rate sensitivity gap ratio was (13.67%), which would tend to indicate that our interest-earning assets will re-price during this period at a rate slower than our interest-bearing liabilities. In an extended declining interest rate environment, this would be expected as the majority of our interest-earning assets reprice more quickly than our interest-bearing liabilities and would have more closely followed the magnitude and direction of the changing interest rates. Our interest-earning assets are likely much closer to their current interest rate environment yield levels than a significant portion of our interest-bearing liabilities, particularly time deposits and other longer term borrowings, which should continue to reprice downward as outstanding liabilities originated during periods of higher interest rates mature and get replaced at lower rates. Additionally, the effects of certain categories of interest-bearing liabilities, primarily interest-bearing demand deposits and overnight federal funds purchased, tend to be overstated in our gap analysis and we believe that the spread between our interest-earning assets and interest-bearing liabilities will not be affected as much by the repricing period for these deposits as they will by the current interest rate environment. These particular shorter term liabilities, like our interest-earning assets, are probably at or much closer to their current rate environment yield levels than other longer-term liabilities mentioned above.

Return on Assets and Equity
The following table summarizes our return on average assets and return on average equity as well as our dividend payout ratio for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended
	At December 31,
	2009	2008	2007
Return on average assets	-0.64%	0.56%	0.77%
Return on average equity	-8.14%	6.48%	9.81%
Average equity as a percentage of average assets	7.88%	8.68%	7.83%
Cash dividend payout ratio	0.00%	30.65%	0.00%
Capital Adequacy and Liquidity
Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a market that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $23 million as of December 31, 2009, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB of Cincinnati as well as a line of credit totaling approximately $15 million from the Federal Reserve Discount Window that the Bank uses to meet short-term liquidity demands.
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
Capital for regulatory purposes differs from equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles together with eligible trust preferred securities and less any unrealized gains or losses on securities available for sale, while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital.

Total capital at the Bank also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.
The Bank is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. In the first quarter of 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. Had these new minimum requirements been effective as of December 31, 2009, the Bank would have been in compliance.
The table below set forth the Company’s capital ratios as of the periods indicated:

	December 31,
	2009	2008
Tier 1 Risk-Based Capital	12.89%	13.34%
Regulatory minimum	4.00%	4.00%

Total Risk-Based Capital	14.16%	14.44%
Regulatory minimum	8.00%	8.00%

Tier 1 Leverage	9.23%	10.51%
Regulatory minimum	4.00%	4.00%
The table below sets forth the Bank’s capital ratios as of the periods indicated:

	December 31,
	2009	2008
Tier 1 Risk-Based Capital	12.75%	13.19%
Regulatory minimum	4.00%	4.00%
Well-capitalized	6.00%	6.00%

Total Risk-Based Capital	14.02%	14.29%
Regulatory minimum	8.00%	8.00%
Well-capitalized	10.00%	10.00%

Tier 1 Leverage	9.14%	10.41%
Regulatory minimum	4.00%	4.00%
Well-capitalized	5.00%	5.00%

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

The following is a summary of the Bank’s commitments outstanding at December 31, 2009 and 2008.

	2009	2008
	(dollars in thousands)
Commitments to extend credit	$50,702	$82,097
Standby letters of credit	5,801	9,885

Totals	$56,503	$91,982
Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans decreased approximately $22,485,000 during 2009, reflecting current economic conditions in our market.
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
Significant Accounting Changes
The information appearing under “Note 18. Recent Accounting Pronouncements” in the 2009 notes to the financial statements is incorporated herein by reference.

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
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2009 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009 based on the specified criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the headings “Proposal #1 Election of Directors,” “Additional Information Concerning the Company’s Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2010 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 18, 2010, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information appearing under the heading “Compensation of Named Executive Officers and Directors” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2010 Proxy Statement is incorporated herein by reference.
The information appearing under “Note 14. Stock Options and Warrants” in the 2009 notes to the financial statements is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the headings “Certain Relationships and Transactions” and “Proposal #1 Election of Directors” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the caption “Proposal #3 — Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements. See Item 8.
(a)(2) Financial statement schedules. Inapplicable.
(a)(3) The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description of Exhibit

2.1
Plan of Reorganization dated March 28, 2003, by and between the Company and Mountain National Bank (included as Exhibit 2.1 to the Report on Form 8-K12G3 of the Company, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

2.2
Amendment to Plan of Reorganization dated July 1, 2003 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Company, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.1	Charter of Incorporation of the Company, as amended (Restated for SEC filing purposes only).

3.2
Amended and Restated Bylaws of the Company, as amended (included as Exhibit 3.1 to the Report on Form 8-K of the Company, dated March 31, 2010 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

10.1
Stock Option Plan of the Company, as amended (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.2	Stock Option Agreement of Dwight B. Grizzell (assumed by Company) (included as Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.3	Summary Description of Director and Named Executive Officer Compensation Arrangements*

Exhibit No.	Description of Exhibit

10.4	Form of Warrant Agreement (included as Exhibit 10.5 to the Company’s Form SB-2/A filed with the Commission on August 23, 2005)

10.5
Employment Agreement dated as of May 15, 2009 by and among Mountain National Bank, Mountain National Bancshares, Inc. and Grace McKinzie (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated March 31, 2010 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.6
Employment Agreement dated as of May 28, 2009 by and among Mountain National Bank, Mountain National Bancshares, Inc. and Michael Brown (included as Exhibit 10.2 to the Report on Form 8-K of the Company, dated March 31, 2010 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.7
Employment Agreement dated as of May 18, 2009 by and among Mountain National Bank, Mountain National Bancshares, Inc. and Richard Hubbs (included as Exhibit 10.3 to the Report on Form 8-K of the Company, dated March 31, 2010 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.8
Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Dwight Grizzell. (included as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.9
Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Dwight Grizzell. (included as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.10
Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Michael Brown. (included as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.11
Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Michael Brown. (included as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.12
Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Grace McKinzie. (included as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.13
Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Grace McKinzie. (included as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

Exhibit No.	Description of Exhibit

10.14
Agreement, dated June 2, 2009, by and between Mountain National Bank and the Office of the Comptroller of the Currency. (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated June 5, 2009, (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.
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
Date: March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dwight B. Grizzell Dwight B. Grizzell, President,	Date: March 31, 2010
Chief Executive Officer and Director

/s/ Richard A. Hubbs Richard A. Hubbs, Senior Vice President and	Date: March 31, 2010
Chief Financial Officer (Principal Financial
and Accounting Officer)

/s/ James E. Bookstaff James E. Bookstaff, Director	Date: March 31, 2010

/s/ Gary A. Helton Gary A. Helton, Director	Date: March 31, 2010

/s/ Charlie R. Johnson Charlie R. Johnson, Director	Date: March 31, 2010

/s/ Sam L. Large Sam L. Large, Director	Date: March 31, 2010

/s/ Jeffrey J. Monson Jeffrey J. Monson, Director	Date: March 31, 2010

/s/ Linda N. Ogle Linda N. Ogle, Director	Date: March 31, 2010

/s/ Michael C. Ownby Michael C. Ownby, Director	Date: March 31, 2010

/s/ John M. Parker John M. Parker, Director	Date: March 31, 2010

/s/ Ruth Reams Ruth Reams, Director	Date: March 31, 2010

Mountain National Bancshares, Inc. and Subsidiaries
Consolidated Financial Report
December 31, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Mountain National Bancshares, Inc.
We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Brentwood, Tennessee
March 31, 2010

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and due from banks	$11,750,723	$14,013,675
Federal funds sold	2,353,913	576,000

Total cash and cash equivalents	14,104,636	14,589,675

Securities available for sale	144,330,068	124,578,359
Securities held to maturity, fair value $2,208,236 at December 31, 2009 and $1,813,410 at December 31, 2008	2,204,303	2,117,044
Restricted investments, at cost	3,816,050	3,862,518
Loans, net of allowance for loan losses of $11,353,438 at December 31, 2009 and $5,292,028 at December 31, 2008	396,351,008	415,137,230
Investment in partnership	4,198,675	4,117,962
Premises and equipment	33,709,282	31,484,233
Accrued interest receivable	3,045,290	2,737,819
Cash surrender value of life insurance	11,366,270	11,078,708
Other real estate owned	14,575,368	9,444,150
Other assets	9,083,366	2,225,501

Total assets	$636,784,316	$621,373,199

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$47,600,944	$44,652,008
NOW accounts	112,440,413	110,420,061
Money market accounts	40,808,892	37,166,820
Savings accounts	20,519,998	15,977,609
Time deposits	289,243,894	246,449,448

Total deposits	510,614,141	454,665,946

Federal funds purchased	—	22,580,000
Securities sold under agreements to repurchase	1,776,402	4,331,865
Accrued interest payable	605,936	1,022,921
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	62,900,000	72,900,000
Other liabilities	115,682	1,475,714

Total liabilities	589,415,161	570,379,446

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,125,828	41,952,632
Retained earnings	2,328,702	6,557,097
Accumulated other comprehensive income (loss)	283,014	(147,587)

Total shareholders’ equity	47,369,155	50,993,753

Total liabilities and shareholders’ equity	$636,784,316	$621,373,199

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008
INTEREST INCOME
Loans	$25,072,166	$29,920,558
Taxable securities	5,219,060	4,434,395
Tax-exempt securities	1,053,433	788,792
Federal funds sold and deposits in other banks	24,710	49,246

Total interest income	31,369,369	35,192,991

INTEREST EXPENSE
Deposits	10,247,527	12,914,535
Federal funds purchased	36,020	314,216
Repurchase agreements	91,022	129,080
Federal Home Loan Bank advances	2,592,048	2,813,163
Subordinated debentures	392,016	763,196

Total interest expense	13,358,633	16,934,190

Net interest income	18,010,736	18,258,801

Provision for loan losses	11,672,802	2,275,000

Net interest income after provision for loan losses	6,337,934	15,983,801

NONINTEREST INCOME
Service charges on deposit accounts	2,326,614	1,424,062
Other fees and commissions	1,262,244	1,222,454
Gain on sale of mortgage loans	146,913	162,740
Investment gains and losses, net	2,558,612	179,274
Other than temporary loss
Total impairment loss	(405,846)	—
Loss recognized in other comprehensive income (loss)	(58,478)	—

Net impairment recognized in earnings	(347,368)	—
Other real estate gains and losses, net	(1,478,877)	758,976
Other noninterest income	395,248	577,932

Total noninterest income	4,863,386	4,325,438

NONINTEREST EXPENSE
Salaries and employee benefits	9,670,008	9,232,079
Occupancy expenses	1,698,987	1,323,860
FDIC assessment expense	1,537,439	353,606
Other operating expenses	6,311,308	5,292,699

Total noninterest expense	19,217,742	16,202,244

Income (loss) before income taxes	(8,016,422)	4,106,995

Income tax expense (benefit)	(3,788,027)	826,787

Net income (loss)	$(4,228,395)	$3,280,208

EARNINGS (LOSS) PER SHARE
Basic	$(1.61)	$1.24
Diluted	$(1.61)	$1.24
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009 and 2008

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income (Loss)	Stock	Capital	Earnings	Income/(Loss)	Equity

BALANCE, January 1, 2008		$2,499,629	$39,426,881	$7,300,933	$(278,990)	48,948,453

Exercise of stock options, 72,914 shares		72,914	504,716			577,630

Share repurchase program, 65,650 shares		(65,650)	(1,136,372)			(1,202,022)

5% stock dividend		124,718	2,868,514	(3,011,034)		(17,802)

Cash dividend ($0.38 per share)				(1,013,010)		(1,013,010)

Share-based compensation			86,000			86,000

Tax benefit from exercise of options			202,893			202,893

Comprehensive income:
Net income	$3,280,208			3,280,208		3,280,208

Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	131,403	—	—	—	131,403	131,403

Total comprehensive income	3,411,611

BALANCE, December 31, 2008		2,631,611	41,952,632	6,557,097	(147,587)	50,993,753

Share-based compensation			102,500			102,500

Tax benefit from exercise of options			70,696			70,696

Comprehensive income:
Net income (loss)	(4,228,395)			(4,228,395)		(4,228,395)

Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	430,601	—	—	—	430,601	430,601

Total comprehensive loss	$(3,797,794)

BALANCE, December 31, 2009		$2,631,611	$42,125,828	$2,328,702	$283,014	$47,369,155

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,228,395)	$3,280,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,430,157	1,248,204
Net realized gains on securities available for sale	(2,558,612)	(179,274)
Securities impairment loss recognized in earnings	347,368	—
Net amortization on available for sale securities	790,954	124,466
Increase in held to maturity due to accretion	(87,259)	(95,717)
Provision for loan losses	11,672,802	2,275,000
Net loss on other real estate	1,478,877	62,120
Gain on sale of land	—	(821,096)
Deferred income taxes	(3,877,978)	(611,624)
Gross mortgage loans originated for sale	(20,078,046)	(19,015,218)
Gross proceeds from sale of mortgage loans	20,413,759	19,381,754
Gain on sale of mortgage loans	(146,913)	(162,740)
Increase in cash surrender value of life insurance	(287,562)	(428,915)
Investment in partnership	(80,713)	(22,877)
Share-based compensation	102,500	86,000
Tax benefit from exercise of options	(70,696)	(202,893)
Change in operating assets and liabilities:
Accrued interest receivable	(307,471)	(36,417)
Accrued interest payable	(416,985)	(217,196)
Other assets and liabilities	(6,620,253)	929,901

Net cash (used) provided by operating activities	(2,524,466)	5,593,686

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	89,957,394	16,149,538
Proceeds from maturities, prepayments and calls	142,591,220	28,055,036
Purchases	(250,277,064)	(87,456,210)
Purchases of other investments	(125,900)	(205,900)
Loan originations and principal collections, net	(5,558,028)	(32,618,031)
Purchase of premises and equipment	(3,655,206)	(7,802,054)
Proceeds from sale of land	—	1,317,955
Purchase of life insurance	—	(2,000,000)
Proceeds from sale of other real estate	8,223,583	673,719

Net cash used in investing activities	(18,844,001)	(83,885,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	55,948,195	50,291,735
Proceeds from Federal Reserve/Federal Home Loan Bank advances	31,000,000	27,000,000
Matured Federal Reserve/Federal Home Loan Bank advances	(41,000,000)	(19,456,418)
Net increase (decrease) in federal funds purchased	(22,580,000)	21,280,000
Net decrease in securities sold under agreements to repurchase	(2,555,463)	(1,109,650)
Proceeds from issuance of common stock, including options	—	577,630
Tax benefit from exercise of options	70,696	202,893
Purchase of common stock	—	(1,202,022)
Cash dividends	—	(1,030,812)

Net cash provided by financing activities	20,883,428	76,553,356

NET DECREASE IN CASH AND CASH EQUIVALENTS	(485,039)	(1,738,905)

CASH AND CASH EQUIVALENTS, beginning of period	14,589,675	16,328,580

CASH AND CASH EQUIVALENTS, end of period	$14,104,636	$14,589,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,775,618	$17,151,386
Income taxes	520,000	1,165,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	13,359,756	8,701,852
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies

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
December 31, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies (continued)

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

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Realized gains and losses on sales of securities are recorded in non-interest income on the trade date and are determined on the specific-identification method.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the level-yield method over the period to maturity, without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies (continued)
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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, which usually requires a minimum of six months sustained repayment performance.

Loans held for sale:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage servicing rights are sold with the related loan. Loans held for sale totaled $0 and $188,800 at December 31, 2009 and 2008, respectively, and are included with loans on the balance sheet.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies (continued)
Allowance for loan losses:

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable incurred credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans over $100,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies (continued)
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

Investment in Partnership:

The Bank is a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership involves a “new markets tax credit” which is generated from a tax credit allocation from the Community Development Financial Institutions Fund (“CDFI”). The purposes of the partnership are (a) to have the primary mission of providing investment capital, solely in the form of loans, to low-income communities in accordance with the New Markets Tax Credit Program and (b) to make loans that are qualified low-income community investment loans. This partnership is accounted for using the equity method of accounting.

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
December 31, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies (continued)
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

Advertising costs:
The Company expenses all advertising costs as incurred. Advertising expense was $276,129 and $332,989 for the years ended December 31, 2009 and 2008, respectively.
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
December 31, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies (continued)
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 1 — Summary of Significant Accounting Policies (continued)
Dividend restriction:

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. Banking regulations also limit the ability of banks that are incurring losses to pay dividends without prior regulatory approval. (See “Note 15 — Regulatory Matters” for more specific disclosure.)

Stock-based compensation:

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. At December 31, 2009, the Company has a stock-based compensation plan, which is described more fully in “Note 14 — Stock Options.”

Segment reporting:

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. In the Company’s operations, each branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 2 — Securities

Securities have been classified in the balance sheet according to management’s intent as securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2009 and 2008 are as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:
U. S. Government securities	$3,250,638	$—	$(87)	$3,250,551

U. S. Government agencies	6,997,816	89	(99,536)	6,898,369

Obligations of states and political subdivisions	19,977,724	257,496	(111,291)	20,123,929

Mortgage-backed securities — residential	113,645,162	1,065,493	(653,436)	114,057,219

	$143,871,340	$1,323,078	$(864,350)	$144,330,068

Securities held to maturity:
Obligations of states and political subdivisions	$2,204,303	$63,980	$(60,047)	$2,208,236

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 2 — Securities (continued)

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:
U. S. Government securities	$254,253	$2,545	$—	$256,798

U. S. Government agencies	5,453,229	42,086	—	5,495,315

Obligations of states and political subdivisions	22,224,441	21,075	(1,638,780)	20,606,736

Corporate securities	175,000	—	(60,147)	114,853

Mortgage-backed securities — residential	96,720,773	1,435,106	(51,222)	98,104,657

	$124,827,696	$1,500,812	$(1,750,149)	$124,578,359

Securities held to maturity:
Obligations of states and political subdivisions	$2,117,044	$—	$(303,634)	$1,813,410

The proceeds from sales of securities and the associated gains and losses are listed below:

	2009	2008
Proceeds	$89,957,394	$16,149,538
Gross gains	2,562,423	179,382
Gross losses	(3,811)	(108)

The amortized cost and fair value of securities at December 31, 2009, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 2 — Securities (continued)

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$6,248,454	$6,248,450	$—	$—
One to five years	—	—	—	—
Five to ten years	5,948,218	6,026,887	689,563	707,730
Beyond ten years	18,029,506	17,997,512	1,514,740	1,500,506
Mortgage-backed securities — residential	113,645,162	114,057,219	—	—

	$143,871,340	$144,330,068	$2,204,303	$2,208,236

At December 31, 2009 and 2008, securities with a carrying value of approximately $131,039,000 and $106,808,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2009 and 2008, the carrying amount of securities pledged to secure repurchase agreements was approximately $2,293,000 and $6,095,000, respectively.

The Company did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2009, other than securities of the U.S. Government and its agencies and mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $114,057,000 and $98,105,000 at December 31, 2009 and 2008, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 2 — Securities (continued)

The following table summarizes the investment securities with unrealized losses at December 31, 2009 and 2008 aggregated by major security type and length of time in a continuous unrealized loss position:

December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U. S. Government securities	$252,373	$(87)	$—	$—	$252,373	$(87)

U. S. Government agencies	4,899,769	(99,536)	—	—	4,899,769	(99,536)

Obligations of states and political subdivisions	4,797,788	(171,338)	—	—	4,797,788	(171,338)

Mortgage-backed securities — residential	46,712,247	(653,436)	—	—	46,712,247	(653,436)

Total temporarily impaired	$56,662,177	$(924,397)	$—	$—	$56,662,177	$(924,397)

December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Obligations of states and political subdivisions	$18,671,408	$(1,787,779)	$985,140	$(154,636)	$19,656,548	$(1,942,415)

Corporate securities	114,853	(60,147)	—	—	114,853	(60,147)

Mortgage-backed securities — residential	6,008,515	(37,907)	3,781,650	(13,314)	9,790,165	(51,221)

Total temporarily impaired	$24,794,776	$(1,885,833)	$4,766,790	$(167,950)	$29,561,566	$(2,053,783)

As of December 31, 2009, the Company’s security portfolio consisted of 153 securities, 42 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of states and political subdivisions and mortgage-backed securities, as discussed below.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 2 — Securities (continued)
Mortgage-Backed Securities

At December 31, 2009, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Obligations of States and Political Subdivisions

Unrealized losses on obligations of states and political subdivisions have not been recognized in income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the debt security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Otherwise, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 2 — Securities (continued)
Other Securities

On May 1, 2009, Silverton Bank, the bank subsidiary of Silverton Financial Services, Inc. (“Silverton”), was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009, and on June 5, 2009 Silverton filed a petition for bankruptcy. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $347,368, which represents the Company’s full investment in the securities, during the first quarter of 2009.

Note 3 — Loans and Allowance for Loan Losses
At December 31, 2009 and 2008, the Bank’s loans consisted of the following:

	2009	2008
Mortgage loans on real estate:
Residential 1-4 family	$88,491,997	$75,921,024
Residential multifamily	7,259,301	6,587,643
Commercial	138,374,082	113,734,280
Construction	99,771,212	142,369,956
Second mortgages	7,127,228	6,058,854
Equity lines of credit	29,370,304	29,697,498

	370,394,124	374,369,255

Commercial loans	30,386,527	37,631,830

Consumer installment loans:
Personal	4,512,571	6,233,261
Credit cards	2,411,224	2,194,912

	6,923,795	8,428,173

Total loans	407,704,446	420,429,258
Less: Allowance for loan losses	(11,353,438)	(5,292,028)

Loans, net	$396,351,008	$415,137,230

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 3 — Loans and Allowance for Loan Losses (continued)
A summary of transactions in the allowance for loan losses for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Balance, beginning of year	$5,292,028	$3,974,354
Provision for loan losses	11,672,802	2,275,000
Loans charged-off	(5,890,874)	(1,023,366)
Recoveries of loans previously charged-off	279,482	66,040

Balance, end of year	$11,353,438	$5,292,028

The Bank had a concentration of credit at December 31, 2009 in real estate loans, which totaled approximately $370,394,000. Real estate loans accounted for 91% of total loans and were primarily commercial loans secured by commercial properties and residential mortgage loans. Additionally, a large portion of the Bank’s real estate loans were for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.

Loans to executive officers, principal shareholders and directors and their affiliates were approximately $17,933,000 and $18,613,000 at December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, the activity in these loans included new borrowings of approximately $1,018,000 and repayments of approximately $1,698,000. None of these loans to executive officers, principal shareholders and directors and their affiliates, were impaired at December 31, 2009 or 2008.

Individually impaired loans were as follows:

	2009	2008
Year-end loans with allocated allowance for loan losses	$37,952,662	$2,807,562
Year-end loans with no allocated allowance for loan losses	25,194,329	539,263

Total impaired loans	63,146,991	3,346,825

Allowance for loan losses on impaired loans	5,367,678	561,250

Average of individually impaired loans during the year	54,479,634	4,600,602

Amount of partial charge-offs related to impaired loans above	2,218,029	—

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 3 — Loans and Allowance for Loan Losses (continued)

Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted below. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. The Company has allocated $3,733,765 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has $37,332,034 outstanding to customers whose loans are classified as a troubled debt restructuring. The Company has committed to lend additional amounts totaling $900,367 related to loans classified as troubled debt restructurings. At December 31, 2009, there were $21,797,811 of accruing restructured loans that remain in a performing status. There were no accruing restructured loans at December 31, 2008.

At December 31, 2009 and 2008, the Bank had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to approximately $39,587,000 and $1,964,000 at December 31, 2009 and 2008, respectively. In most cases, at the date such loans were placed on nonaccrual status, the Bank reversed all previously accrued interest income against the current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by approximately $1,358,000 and $97,000 for the years ended December 31, 2009 and 2008, respectively.

Nonperforming loans were as follows:

	2009	2008
Loans past due over 90 days still on accrual	$67,634	$128,620

Nonaccrual loans	40,548,546	11,711,449
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 4 — Bank Premises and Equipment
A summary of Bank premises and equipment at December 31, 2009 and 2008, is as follows:

	2009	2008
Land	$9,694,709	$9,047,710
Buildings and improvements	22,753,470	21,154,187
Furniture, fixtures and equipment	8,934,486	7,585,050

	41,382,665	37,786,947
Accumulated depreciation	(7,673,383)	(6,302,714)

	$33,709,282	$31,484,233

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $1,430,157 and $1,248,204, respectively.

At December 31, 2008, construction in process totaled $5,328,854 and is included in the buildings and improvements line item above. The balance consisted primarily of costs associated with the construction of our Blount County Regional Headquarters and Operations Center expansion in Sevier County.

Note 5 — Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008, was approximately $168,252,000 and $172,302,000, respectively, including brokered deposits of approximately $69,955,000 and $57,151,000, respectively, for each time period.

At December 31, 2009, the scheduled maturities of time deposits for each of the five years subsequent to December 31, 2009 were as follows:

2010	$239,610,335
2011	39,191,317
2012	9,029,586
2013	745,407
2014	667,249

Total	$289,243,894

Deposits of employees, officers and directors totaled approximately $8,482,000 at December 31, 2009 and $7,923,000 at December 31, 2008.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 6 — Income Taxes (Benefits)
Income tax expense (benefit) in the statements of income for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Current tax expense	$89,951	$1,438,411
Deferred tax expense (benefit)	(3,877,978)	(611,624)

Income tax expense (benefit)	$(3,788,027)	$826,787

Income tax expense differs from amounts computed by applying the Federal income tax statutory rate of 34% in 2009 and 2008 to income before income taxes. A reconciliation of the differences for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Expected tax at statutory rates	$(2,726,000)	$1,396,000
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax	(544,004)	(90,328)
Increase in cash surrender value of life insurance	(94,601)	(145,831)
Tax exempt interest	(347,420)	(258,597)
General business credits, net of basis reduction	(132,000)	(132,000)
Other	55,998	57,543

Income tax expense (benefit)	$(3,788,027)	$826,787

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 6 — Income Taxes (Benefits) (continued)
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$4,214,292	$1,779,980
Deferred compensation	419,399	303,785
Unrealized loss on securities available for sale	—	101,750
Net operating loss	371,065	199,477
Nonaccrual loans	472,359	87,223
Tax credits	150,816	—
Other real estate owned	488,685	—
Other	315,770	177,794

Total deferred tax assets	6,432,386	2,650,009

Deferred tax liabilities:
Accelerated depreciation	(604,553)	(619,000)
Unrealized gain on securities available for sale	(175,714)	—
Income from subsidiary	(49,823)	(46,973)
Investment in partnership	(72,000)	(204,000)
Other	(358,491)	(208,745)

Total deferred tax liabilities	(1,260,581)	(1,078,718)

Total net deferred tax assets	$5,171,805	$1,571,291

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 6 — Income Taxes (Benefits) (continued)

We had net deferred tax assets of approximately $5 million as of December 31, 2009. We did not establish a valuation allowance against our net deferred tax assets as of December 31, 2009 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we considered the reversal of deferred tax liabilities, the ability to carryback losses to prior years, tax planning strategies and estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

The Bank has a Tennessee net operating loss carryforward, approximately $1,590,000 of which will expire in 2021, $1,630,000 of which will expire in 2022, $1,681,000 of which will expire in 2023 and $3,748,000 of which will expire in 2024 if not offset by future taxable income.

The Bank has a minimum tax credit of $151,000 that can be carried forward indefinitely.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years before 2006.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 7 — Federal Home Loan Bank Advances

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (“FHLB”) that provides short-term and long-term funding to the Bank in an amount up to $100,000,000. The Bank’s portfolio of one to four single-family mortgages, commercial real estate, home equity lines of credit and multi-family mortgages have been pledged as collateral for any advances under a blanket lien arrangement requiring a collateral-to-loan ratio of 180%, 400%, 400% and 250%, respectively. At year end, advances from the FHLB were as follows:

	2009	2008
Short-term advance requiring monthly interest payments at 0.54% variable, principal due in February 2009	$—	$10,000,000

Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in December 2012	200,000	200,000

Long-term advance requiring monthly interest payments at 4.32% fixed, principal due in June 2010	200,000	200,000

Long-term callable advance requiring monthly interest payments at 4.39% fixed, principal due in November 2011	7,500,000	7,500,000

Long-term callable advance requiring monthly interest payments at 4.25% fixed, principal due in January 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.15% fixed, principal due in April 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.27% fixed, principal due in May 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.68% fixed, principal due in June 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 3.36% fixed, principal due in December 2012	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 3.46% fixed, principal due in December 2014	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 3.13% fixed, principal due in January 2015	5,000,000	5,000,000

	$62,900,000	$72,900,000

Each advance is payable at its maturity date, with prepayment penalties that vary according to the type of advance. Maturities of the notes payable for each of the years subsequent to December 31, 2009 are as follows:

2010	$200,000
2011	7,500,000
2012	5,200,000
2014	5,000,000
2015	5,000,000
2017	40,000,000

Total	$62,900,000

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 8 — Subordinated Debentures

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

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 3.337% at December 31, 2009 which is set each quarter and mature on December 31, 2033. The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 1.884% at December 31, 2009 which is set each quarter and mature on July 7, 2036. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. The Company’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the Trust Preferred Securities.

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
December 31, 2009 and 2008
Note 8 — Subordinated Debentures (continued)

The Company’s investments in Trust I and Trust II are included in other assets. These investments are accounted for under the equity method and consist of 100% of the common stock of Trust I and Trust II.

Note 9 — Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are variable rate financing arrangements with no fixed maturity. Upon cancellation of the agreement, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008
Weighted average borrowing rate at year-end	1.52%	2.20%

Weighted average borrowing rate during the year	2.12%	2.53%

Average daily balance during the year	$4,283,833	$5,093,472

Maximum month-end balance during the year	7,872,502	7,413,995

Balance at year-end	1,776,402	4,331,865
Note 10 — Employee Benefit Plans

The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $111,373 for 2009 and $120,422 for 2008.

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years of service and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions.

The estimated cost of this obligation is being accrued over the service period for each officer. The Company recognized expense of $301,943 and $262,594 during 2009 and 2008, respectively, related to these agreements. The total amount accrued at December 31, 2009 and 2008 was $1,095,323 and $793,380, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 11 — Leases

The Bank is leasing the land on which its Gatlinburg branch is located under a non-cancelable lease agreement that expires in 2013. This lease agreement contains renewal options for twelve additional five-year terms.

The Bank is also leasing the land on which its Justice Center branch is located under a non-cancelable lease agreement that expires in 2013. This lease agreement contains renewal options for six additional five-year terms. The Bank completed construction of its Justice Center branch on this property during the second quarter of 2008.

In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and the property on which it has placed certain automated teller machines. These leases expire at various dates through 2010 and contain various renewal options. Total rental expense under all operating leases was $182,330 in 2009 and $184, 204 in 2008.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009:

2010	$148,549
2011	101,745
2012	103,369
2013	78,270
2014	—
Thereafter	—

Total	$431,933

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 12 — Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2009, commitments under standby letters of credit and undisbursed loan commitments, substantially all of which are carried at variable rates, were as follows:

	2009	2008
	(dollars in thousands)
Commitments to extend credit	$50,702	$82,097
Standby letters of credit	5,801	9,885

Totals	$56,503	$91,982

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
The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2009 or 2008.
Note 13 — Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 13 — Fair Value (continued)
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. For these securities, the Company obtains fair value measurements from an independent service provider. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the securities’ terms and conditions, among other things. Level 3 fair value measurements consider discounted cash flows or other market indicators. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.
Impaired Loans — Impaired loans are measured based on the present value of expected payments using the loan’s original effective interest rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in an impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. As a result of partial charge-offs, certain impaired loans are carried at fair value with no allocation. Impaired loans are classified within Level 3 of the hierarchy.
Other Real Estate — The fair value of other real estate is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on other real estate. Other real estate is classified within Level 3 of the hierarchy.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 13 — Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2009 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$3,250,551	$3,250,551
U. S. Government sponsored entities and agencies	6,898,369	6,898,369
Obligations of states and political subdivisions	20,123,929	20,123,929
Mortgage-backed securities-residential	114,057,219	114,057,219

Total available for sale securities	$144,330,068	$144,330,068

		Fair Value Measurements at
		December 31, 2008 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$256,798	$256,798
U. S. Government sponsored entities and agencies	5,495,315	5,495,315
Obligations of states and political subdivisions	20,606,736	20,606,736
Corporate securities	114,853	114,853
Mortgage-backed securities-residential	98,104,657	98,104,657

Total available for sale securities	$124,578,359	$124,578,359

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 13 — Fair Value (continued)
Assets and Liabilities Measured on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2009 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$39,848,461	$39,848,461
Other real estate	12,019,079	12,019,079

Total Assets Measured at Fair
Value on a Non-Recurring Basis	$51,867,540	$51,867,540

		Fair Value Measurements at
		December 31, 2008 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$2,246,312	$2,246,312
At December 31, 2009, impaired loans, which are measured for impairment using the present value of expected future cash flows or the fair value of collateral for collateral dependent loans, had a carrying amount of $45,216,139, with a valuation allowance of $5,367,678 resulting in an additional provision for loan losses of $7,485,707 for the year ended December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $2,807,562, with a valuation allowance of $561,250 resulting in an additional provision for loan losses of $561,250 for the year ended December 31, 2008.
The December 31, 2009 carrying amount of other real estate includes a net valuation adjustment of approximately $938,000. Valuation adjustments are charged to earnings as a gain or loss on other real estate. The fair value of other real estate is based upon appraisals performed by qualified, licensed appraisers.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 13 — Fair Value (continued)
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
December 31, 2009 and 2008
Note 13 — Fair Value (continued)
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 13 — Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and December 31, 2008, not previously presented, are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$14,105	$14,105	$14,590	$14,590
Investment securities held to maturity	2,204	2,208	2,117	1,813
Restricted investments	3,816	N/A	3,863	N/A
Loans, net	396,351	396,254	415,137	417,969
Accrued interest receivable	3,045	3,045	2,738	2,738

Liabilities:
Noninterest-bearing demand deposits	$47,601	$47,601	$44,652	$44,652
NOW accounts	112,440	112,440	110,420	110,420
Savings and money market accounts	61,329	61,329	53,144	53,144
Time deposits	289,244	290,534	246,449	248,356
Subordinated debentures	13,403	6,922	13,403	10,582
Federal funds purchased and securities sold under agreements to repurchase	1,776	1,776	26,912	26,912
Federal Reserve/Federal Home Loan Bank advances	62,900	67,989	72,900	80,517
Accrued interest payable	606	606	1,023	1,023

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 14 — Stock Options
The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant. All options have been granted at the fair market value of the shares at the date of grant. The maximum term for each option is ten years. The maximum number of shares that can be issued under the plan is 724,239. The following table provides certain information about the Company’s equity compensation plan as of December 31, 2009:

Number of
	Number of		securities remaining
	securities to be		available for
	issued upon		future issuance under
	exercise of	Weighted average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	125,086	$21.44	378,311

Equity compensation plans not approved by security holders	—	—	—
The Company has granted incentive stock options to certain key officers and employees. The Company has also granted nonqualified stock options to non-employee organizers of the Bank. The stock option agreements state that upon termination of employment, employees have 90 days to exercise any stock options vested as of the termination date.
The Company issues new shares to satisfy option exercises from the authorized shares allocated to the employee stock option plan.
A summary of activity in the Company’s stock option plan for the year ended December 31, 2009 is as follows:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of Options	Exercise Price	Contractual Term	Intrinsic Value
Options outstanding, December 31, 2008	121,717	$21.64
Options granted	9,000	13.75
Options exercised	—	—
Options forfeited	(5,631)	13.41

Options outstanding, December 31, 2009	125,086	$21.44	6.38	$—

Fully vested and expected to vest	125,086	$21.44	6.38	$—

Exercisable at December 31, 2009	58,037	$18.31	5.18	$—

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 14 — Stock Options (continued)
Information related to the stock option plan during each year follows:

	2009	2008
Intrinsic value of options exercised	$—	$764,852
Cash received from option exercises	—	577,630
Tax benefit realized from option exercises	70,696	202,893
Weighted average fair value of options granted	5.82	6.60
As of December 31, 2009, there was $352,718 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 2.44 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical exercise patterns, employee terminations and historical stock prices. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The U.S. Treasury 10 year constant maturity rate in effect at the date of grant is used to derive the risk-free interest rate for the contractual period of the options.

	2009	2008
Dividend yield	0.00%	0.00%
Expected life	9.5 years	9.5 years
Expected volatility	18%	18%
Risk-free interest rate	2.96%	3.60%
Note 15 — Regulatory Matters
The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action applicable to the Bank, the Bank and Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off- balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 15 — Regulatory Matters (continued)
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Bank and Company met all capital adequacy requirements to which it is subject.
As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.
The actual capital amounts and ratios are presented in the table. Dollar amounts are presented in thousands.

			Minimum Capital		Minimum to be
	Actual		Requirement		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$65,993	14.16%	$37,290	8.00%	N/A	N/A
Mountain National Bank	65,287	14.02%	37,260	8.00%	46,574	10.00%

Tier I capital to risk-weighted assets:
Consolidated	60,098	12.89%	18,645	4.00%	N/A	N/A
Mountain National Bank	59,397	12.75%	18,630	4.00%	27,945	6.00%

Tier I capital to average assets:
Consolidated	60,098	9.23%	26,049	4.00%	N/A	N/A
Mountain National Bank	59,397	9.14%	26,007	4.00%	32,509	5.00%

As of December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$69,433	14.44%	$38,471	8.00%	N/A	N/A
Mountain National Bank	68,725	14.29%	38,462	8.00%	48,078	10.00%

Tier I capital to risk-weighted assets:
Consolidated	64,142	13.34%	19,236	4.00%	N/A	N/A
Mountain National Bank	63,433	13.19%	19,231	4.00%	28,847	6.00%

Tier I capital to average assets:
Consolidated	64,142	10.51%	24,403	4.00%	N/A	N/A
Mountain National Bank	63,433	10.41%	24,375	4.00%	30,469	5.00%

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 15 — Regulatory Matters (continued)
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
In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. Had the agreement been effective as of December 31, 2009, the Bank would have been in compliance with these new minimum requirements. As noted above, the Bank had 9.14% of Tier 1 capital to average assets and 14.02% of total capital to risk-weighted assets ratio at December 31, 2009.
Dividend restrictions:
The Company’s principal source of funds for dividend payments is dividends received from the Bank. The Bank is subject to limitations on the payment of dividends to the Company under federal banking laws and the regulations of the OCC. The Company is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.
As of December 31, 2009, the Bank could, without prior approval, declare dividends of approximately $3,727,000. Pursuant to federal banking regulations and due to losses incurred in 2009, beginning in 2010, the Bank and the Company had no net retained profits from the previous two years available for dividend payments. The Bank and the Company may not, subsequent to January 1, 2010, without prior consent, pay any dividends until such time that current year profits exceed the net losses and dividends of the prior two years.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 16 — Other Comprehensive Income
Other comprehensive income (loss) consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2009 and 2008 is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Year ended December 31, 2009:
Unrealized holding gains/(losses) arising during the period	$2,919,308	$(1,117,736)	$1,801,572

Less reclassification adjustment for gains realized in net income	(2,211,243)	840,272	(1,370,971)

	$708,065	$(277,464)	$430,601

Year ended December 31, 2008:
Unrealized holding gains/(losses) arising during the period	$377,344	$(134,791)	$242,553

Less reclassification adjustment for gains realized in net income	(179,274)	68,124	(111,150)

	$198,070	$(66,667)	$131,403

Note 17 — Earnings Per Common Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.
Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 17 — Earnings Per Common Share (continued)
Earnings per common share have been computed based on the following:

	2009	2008
Net income (loss)	$(4,228,395)	$3,280,208

Average number of common shares outstanding	2,631,611	2,634,750
Dilutive effect of stock options	—	7,195

Average number of common shares outstanding used to calculate diluted earnings per common share	2,631,611	2,641,945

At December 31, 2009 and 2008, there were options for the purchase of 125,086 and 93,131 shares, respectively, outstanding that were antidilutive.
Potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. During the year ended December 31, 2009, due to the net loss, there were 19,315 shares excluded from this calculation although the exercise price for such shares’ underlying options was less than the fair value of the Company’s common stock.
Note 18 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10 “Generally Accepted Accounting Principles” became applicable beginning in third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 18 — Recent Accounting Pronouncements (continued)
ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC 820 became effective for periods beginning after November 15, 2007. The Company adopted these provisions on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 13—Fair Value).
Additional new authoritative accounting guidance under ASC 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC 820 as of April 1, 2009. Adoption of the new guidance did not significantly impact the financial statements.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC 820 became effective for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.
ASC Topic 320 Investments—Debt and Equity (“ASC 320”) (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC 320 during the second quarter of 2009. There was no impact from the adoption of this new guidance.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 18 — Recent Accounting Pronouncements (continued)
In June 2009, the FASB issued new guidance impacting ASC Topic 860 Transfers and Servicing (“ASC 860”), which provides for the removal of the qualifying special purpose entity (“QSPE”) concept from GAAP, resulting in the evaluation of all former QSPEs for consolidation on and after January 1, 2010. It also modifies the criteria for achieving sale accounting for transfers of financial assets and defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and provides that a transferor should recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This guidance also requires enhanced disclosures which are generally consistent with, and supersede, the disclosures previously required, and is effective prospectively for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years. The disclosure requirements should be applied to transfers that occurred both before and after its effective date, with comparative disclosures required only for periods subsequent to initial adoption for those disclosures not previously required under ASC 860-10-65-2. This statement is not expected to have a significant impact on the Company’s financial condition or results of operations.
Also in June 2009, the FASB issued amended guidance on accounting for variable interest entities (“VIEs”). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance is effective for periods beginning after November 15, 2009. Management does not expect the new guidance to have a material effect, if any, on the Company’s financial position or results of operations.
Note 19 — Dividends
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 19 — Dividends (continued)
During November 2008, the Board of Directors approved a special cash dividend of $0.38 per issued and outstanding share of Common Stock for stockholders of record as of November 26, 2008. The dividend totaling approximately $1,013,000 was paid December 15, 2008.
Note 20 — Condensed Parent Information
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash	$114,454	$463,884
Investment in subsidiary	59,679,774	63,285,236
Other assets	1,015,161	774,465

Total assets	$60,809,389	$64,523,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$13,403,000	$13,403,000
Accrued interest payable	37,234	126,832

Total liabilities	13,440,234	13,529,832

Shareholders’ equity	47,369,155	50,993,753

Total liabilities and shareholders’ equity	$60,809,389	$64,523,585

STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2009	2008
Dividends from subsidiaries	$—	$500,000
Interest expense	392,016	763,196
Other expense	44,114	145,184

Loss before equity in undistributed earnings (loss) of subsidiary	(436,130)	(408,380)

Equity in undistributed earnings (loss) of subsidiary	(3,959,259)	3,340,769
Income tax benefit	166,994	347,819

Net income (loss)	$(4,228,395)	$3,280,208

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Note 20 — Condensed Parent Information (continued)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,228,395)	$3,280,208
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed (income) loss of subsidiary	3,959,259	(3,340,769)
Other	(80,294)	(4,211)

Net cash used in operating activities	(349,430)	(64,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	—	(1,030,812)
Proceeds from issuance of common stock	—	577,630
Purchase of common stock	—	(1,202,022)

Net cash used in financing activities	—	(1,655,204)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(349,430)	(1,719,976)

CASH AND CASH EQUIVALENTS, beginning of year	463,884	2,183,860

CASH AND CASH EQUIVALENTS, end of year	$114,454	$463,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$481,613	$768,630
Income taxes	(154,676)	(295,042)