Form 10-Q
period 2010-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2010-05-17
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of May 1, 2010.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2010

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and due from banks	$12,924,077	$11,750,723
Federal funds sold	594,930	2,353,913

Total cash and cash equivalents	13,519,007	14,104,636

Securities available for sale	157,461,557	144,330,068
Securities held to maturity, fair value $1,343,060 at March 31, 2010 and $2,208,236 at December 31, 2009	1,272,962	2,204,303
Restricted investments, at cost	3,842,150	3,816,050
Loans, net of allowance for loan losses of $10,974,900 at March 31, 2010 and $11,353,438 at December 31, 2009	393,050,275	396,351,008
Investment in partnership	4,270,325	4,198,675
Premises and equipment	33,447,999	33,709,282
Accrued interest receivable	2,495,817	3,045,290
Cash surrender value of life insurance	11,468,270	11,366,270
Other real estate owned	14,467,782	14,575,368
Other assets	11,749,148	12,038,080

Total assets	$647,045,292	$639,739,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$41,592,088	$47,600,944
NOW accounts	111,009,306	112,440,413
Money market accounts	40,486,473	40,808,892
Savings accounts	22,583,837	20,519,998
Time deposits	301,965,145	289,243,894

Total deposits	517,636,849	510,614,141

Securities sold under agreements to repurchase	2,175,326	1,776,402
Accrued interest payable	656,251	605,936
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	62,900,000	62,900,000
Other liabilities	2,846,899	3,070,396

Total liabilities	599,618,325	592,369,875

Commitments and contingencies

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,127,938	42,125,828
Retained earnings	2,657,816	2,328,702
Accumulated other comprehensive income	9,602	283,014

Total shareholders’ equity	47,426,967	47,369,155

Total liabilities and shareholders’ equity	$647,045,292	$639,739,030

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2010	2009
INTEREST INCOME
Loans	$5,148,435	$6,730,363
Taxable securities	768,934	1,407,519
Tax-exempt securities	102,757	245,684
Federal funds sold and deposits in other banks	10,698	5,172

Total interest income	6,030,824	8,388,738

INTEREST EXPENSE
Deposits	2,179,182	2,774,311
Federal funds purchased	—	22,576
Repurchase agreements	5,919	22,488
Federal Home Loan Bank advances	638,156	640,899
Subordinated debentures	80,051	109,808

Total interest expense	2,903,308	3,570,082

Net interest income	3,127,516	4,818,656

Provision for loan losses	212,300	2,810,008

Net interest income after provision for loan losses	2,915,216	2,008,648

NONINTEREST INCOME
Service charges on deposit accounts	398,212	577,590
Other fees and commissions	326,444	262,024
Gain on sale of mortgage loans	45,713	41,072
Investment gains and losses, net	953,609	244,774
Other than temporary loss
Total impairment loss	—	(405,846)
Loss recognized in other comprehensive income	—	(58,478)

Net impairment recognized in earnings	—	(347,368)

Other real estate gains and losses, net	38,459	162,397
Other noninterest income	213,029	117,867

Total noninterest income	1,975,466	1,058,356

NONINTEREST EXPENSE
Salaries and employee benefits	2,342,353	2,391,146
Occupancy expenses	448,700	394,929
FDIC assessment expense	312,312	277,466
Other operating expenses	1,479,988	1,400,981

Total noninterest expense	4,583,353	4,464,522

Income (loss) before income taxes	307,329	(1,397,518)

Income tax benefit	(21,785)	(723,884)

Net income (loss)	$329,114	$(673,634)

EARNINGS (LOSS) PER SHARE
Basic	$0.13	$(0.26)
Diluted	$0.13	$(0.26)
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income (Loss)	Stock	Capital	Earnings	Income/(Loss)	Equity

BALANCE, January 1, 2009		$2,631,611	$41,952,632	$6,557,097	$(147,587)	$50,993,753
Share-based compensation			22,500			22,500
Comprehensive income:
Net income (loss)	$(673,634)			(673,634)		(673,634)
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of reclassification adjustment	1,156,461	—	—	—	1,156,461	1,156,461

Total comprehensive income	482,827

BALANCE, March 31, 2009		2,631,611	41,975,132	5,883,463	1,008,874	51,499,080

BALANCE, January 1, 2010		2,631,611	42,125,828	2,328,702	283,014	47,369,155
Share-based compensation			2,110			2,110
Comprehensive income:
Net income	329,114			329,114		329,114
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale, net of reclassification adjustment	(273,412)	—	—	—	(273,412)	(273,412)

Total comprehensive income	$55,702

BALANCE, March 31, 2010		$2,631,611	$42,127,938	$2,657,816	$9,602	$47,426,967

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$329,114	$(673,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	406,869	329,085
Net realized gains on securities available for sale	(942,085)	(244,774)
Net realized gains on securities held to maturity	(11,524)	—
Securities impairment loss recognized in earnings	—	347,368
Net amortization on available for sale securities	184,137	77,437
Increase in held to maturity due to accretion	(16,232)	(19,196)
Provision for loan losses	212,300	2,810,008
Net gain on other real estate	(38,459)	(162,397)
Gross mortgage loans originated for sale	(4,352,282)	(6,605,547)
Gross proceeds from sale of mortgage loans	3,527,245	5,871,969
Gain on sale of mortgage loans	(45,713)	(41,072)
Increase in cash surrender value of life insurance	(102,000)	(102,266)
Investment in partnership	(71,650)	(8,366)
Share-based compensation	2,110	22,500
Change in operating assets and liabilities:
Accrued interest receivable	549,473	(526,242)
Accrued interest payable	50,315	(88,348)
Other assets and liabilities	65,435	214,648

Net cash (used in) provided by operating activities	(252,947)	1,201,173

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	80,373,113	14,236,039
Proceeds from maturities, prepayments and calls	29,269,199	10,329,059
Purchases	(121,850,168)	(57,430,216)
Activity in held-to-maturity securities:
Proceeds from sales	520,000	—
Purchases of restricted investments	(26,100)	(119,800)
Loan originations and principal collections, net	3,198,491	(2,004,254)
Purchase of premises and equipment	(90,611)	(2,015,034)
Proceeds from sale of other real estate	851,762	758,437

Net cash used in investing activities	(7,754,314)	(36,245,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,022,708	101,902,772
Proceeds from Federal Reserve/Federal Home Loan Bank advances	—	—
Matured Federal Reserve/Federal Home Loan Bank advances	—	(10,000,000)
Net increase (decrease) in federal funds purchased	—	(22,580,000)
Net increase in securities sold under agreements to repurchase	398,924	710,516

Net cash provided by financing activities	7,421,632	70,033,288

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(585,629)	34,988,692

CASH AND CASH EQUIVALENTS, beginning of period	14,104,636	14,589,675

CASH AND CASH EQUIVALENTS, end of period	$13,519,007	$49,578,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,852,993	$3,658,430
Income taxes	—	355,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	760,692	8,201,024
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
Certain information and note disclosures normally included in the Company’s annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited financial statements in this report. Consequently, the quarterly financial statements should be read in conjunction with the notes included herein and the notes to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods presented. All such adjustments were of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the complete fiscal year.
Reclassifications: Some items in prior year financial statements were reclassified to conform to current presentation.
Note 2. New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the consolidated financial statements.
In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance was not material to the consolidated financial statements.

In January 2010, the FASB amended guidance for fair value measurements and disclosures to clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2, and requires a reconciliation to be provided for the activity in Level 3 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Corporation’s results of operations or financial position.
In the reconciliation for fair value measurements using observable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
Note 3. Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Available-for-sale
U. S. Government securities	$87,447,417	$97	$(3,011)	$87,444,503
U. S. Government sponsored entities and agencies	5,497,789	1,284	(22,656)	5,476,417
Obligations of states and political subdivisions	3,694,838	27,586	(137,524)	3,584,900
Mortgage-backed securities-residential	60,813,095	393,422	(250,780)	60,955,737

Total available-for-sale securities	$157,453,139	$422,389	$(413,971)	$157,461,557

Held-to-maturity
Obligations of states and political subdivisions	$1,272,962	$70,098	$—	$1,343,060

December 31, 2009
Available-for-sale
U. S. Government securities	$3,250,638	$—	$(87)	$3,250,551
U. S. Government sponsored entities and agencies	6,997,816	89	(99,536)	6,898,369
Obligations of states and political subdivisions	19,977,724	257,496	(111,291)	20,123,929
Mortgage-backed securities-residential	113,645,162	1,065,493	(653,436)	114,057,219

Total available-for-sale securities	$143,871,340	$1,323,078	$(864,350)	$144,330,068

Held-to-maturity
Obligations of states and political subdivisions	$2,204,303	$63,980	$(60,047)	$2,208,236

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$90,445,206	$90,443,575
One to five years	—	—
Five to ten years	624,631	641,042
Beyond ten years	5,570,207	5,421,203
Mortgage-backed securities-residential	60,813,095	60,955,737

Total	$157,453,139	$157,461,557

Held-to-maturity
Five to ten years	697,536	719,530
Beyond ten years	575,426	623,530

Total	$1,272,962	$1,343,060

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010
Available-for-sale
U. S. Government securities	$86,192,975	$(3,011)	$—	$—	$86,192,975	$(3,011)
U. S. Government sponsored entities and agencies	2,477,344	(22,656)	—	—	2,477,344	(22,656)
Obligations of states and political subdivisions	2,572,684	(137,524)	—	—	2,572,684	(137,524)
Mortgage-backed securities-residential	39,531,399	(250,780)	—	—	39,531,399	(250,780)

Total available-for-sale	$130,774,402	$(413,971)	$—	$—	$130,774,402	$(413,971)

December 31, 2009
Available-for-sale
U. S. Government securities	$252,373	$(87)	$—	$—	$252,373	$(87)
U. S. Government sponsored entities and agencies	4,899,769	(99,536)	—	—	4,899,769	(99,536)
Obligations of states and political subdivisions	4,797,788	(171,338)	—	—	4,797,788	(171,338)
Mortgage-backed securities-residential	46,712,247	(653,436)	—	—	46,712,247	(653,436)

Total available-for-sale	$56,662,177	$(924,397)	$—	$—	$56,662,177	$(924,397)

Proceeds from sales of securities were approximately $81 million and $14 million for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $1,012,979 and $244,774 and gross losses of $59,370 and $0 were realized on these sales during 2010 and 2009, respectively. Net investment gains and losses for the three months ending March 31, 2009 also includes losses recorded of $347,368 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton.
During the first quarter of 2010, the Bank sold one security classified as held-to-maturity. The remaining held-to-maturity security in the Bank’s portfolio was reclassified as available for sale. The approximately $1.3 million residual balance in held-to-maturity securities at March 31, 2010 represents securities held in the portfolio of MNB Investments, Inc., a consolidated subsidiary of the Bank. MNB Investments, Inc. does not intend and it is not more likely than not that it would be required to sell these securities prior to maturity.
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
As of March 31, 2010, the Company’s security portfolio consisted of 72 securities, 43 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and obligations of states and political subdivisions, as discussed below.
Unrealized losses on mortgage-backed securities and obligations of states and political subdivisions have not been recognized into income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
Other Securities
On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency (“OCC”) after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009, and on June 5, 2009 Silverton filed a petition for bankruptcy. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $347,368, which represents the Company’s full investment in the securities, during the first quarter of 2009.
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

The following is a summary of the basic and diluted earnings (loss) per share calculation for the three months ended March 31, 2010 and 2009:

	Three-Months Ended
	March 31,
	2010	2009
Basic earnings (loss) per share calculation:

Numerator - Net income (loss)	329,114	(673,634)
Denominator - Average common shares outstanding	2,631,611	2,631,611

Basic net income (loss) per share	$0.13	$(0.26)

Diluted earnings (loss) per share calculation:

Numerator - Net income (loss)	329,114	(673,634)
Denominator - Average common shares outstanding	2,631,611	2,631,611
Dilutive shares contingently issuable	—	—

Average dilutive common shares outstanding	2,631,611	2,631,611

Diluted net income (loss) per share	$0.13	$(0.26)
During the three months ended March 31, 2010, there were options for the purchase of 125,086 shares outstanding that were antidilutive. These shares were accordingly excluded from the calculations above.
For the three months ended March 31, 2009, potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. During the three months ended March 31, 2009, due to the net loss, there were 24,421 shares excluded from this calculation although the exercise price for such shares’ underlying options was less than the fair value of the Company’s common stock.

Note 5. Loans and Allowance for Loan Losses
At March 31, 2010 and December 31, 2009, the Bank’s loans consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Mortgage loans on real estate:
Residential 1-4 family	$85,243	$88,492
Residential multifamily	7,240	7,259
Commercial real estate	137,695	138,374
Construction and land development	101,019	99,771
Second mortgages	8,390	7,127
Equity lines of credit	28,855	29,370

	368,442	370,393

Commercial loans	29,328	30,387

Consumer installment loans:
Personal	3,840	4,513
Credit cards	2,415	2,411

	6,255	6,924

Total Loans	404,025	407,704
Less: Allowance for loan losses	(10,975)	(11,353)

Loans, net	$393,050	$396,351

Loans held for sale at March 31, 2010 and December 31, 2009 were $870,750 and $0, respectively. These loans are included in residential 1-4 family loans in the table above.
A summary of transactions in the allowance for loan losses (“AFLL”) for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
ALLL
Balance, beginning of year	$11,353	$5,292
Loans charged off	(609)	(1,200)
Recoveries of loans previously charged off	19	4
Provision for loan losses	212	2,810

Balance, end of period	$10,975	$6,906

Individually impaired loans at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Period-end loans with allocated allowance for loan losses	$43,716	$37,953
Period-end loans with no allocated allowance for loan losses	38,244	25,194

Total impaired loans	81,960	63,147

Allowance for loan losses on impaired loans	5,533	5,368
Average of individually impaired loans during the period	72,554	54,480
Amount of partial charge-offs related to impaired loans above	290	2,218
Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of the restructuring, the loans are included in the nonperforming loan balances noted below. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. The Company has allocated approximately $4,092,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2010. The Company has approximately $46,502,000 outstanding to customers whose loans are classified as TDRs. The Company has committed to lend additional amounts totaling approximately $1,034,000 related to loans classified as TDRs. In some cases, loans classified as TDRs are considered collateral dependent and accordingly measured for impairment based on the value of the underlying collateral. Additionally, certain modifications may only change the timing of cash flows if the loans are placed on interest only payments for a period of time. The Company may not allocate any specific reserves to these loans. At March 31, 2010, there were approximately $22,815,000 of accruing restructured loans that remain in a performing status.
Nonperforming loans as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Loans past due over 90 days still on accrual	$85	$68

Nonaccrual loans	57,348	40,548
Note 6. Comprehensive Income (Loss)
Comprehensive income (loss) is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is made up of changes in the unrealized gain (loss) on securities available for sale. Comprehensive income for the three months ended March 31, 2010 was $55,702, as compared to $482,827 for the three months ended March 31, 2009.

Note 7. Fair Value
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
Other Real Estate — The fair value of other real estate (“ORE”) is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on other real estate. Other real estate is classified within Level 3 of the hierarchy.

Assets and Liabilities Measured on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2010 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$87,444,503	$87,444,503
U. S. Government sponsored entities and agencies	5,476,417	5,476,417
Obligations of states and political subdivisions	3,584,900	3,584,900
Mortgage-backed securities-residential	60,955,737	60,955,737

Total available for sale securities	$157,461,557	$157,461,557

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

In January 2010, the FASB updated subtopic 820-10 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2. The Bank monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected. For the quarter ended March 31, 2010, there were no transfers between levels.

Assets and Liabilities Measured on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2010 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$44,508,766	$44,508,766
Other real estate	11,678,699	11,678,699

Total Assets Measured at Fair Value on a Non-Recurring Basis	$56,187,465	$56,187,465

		Fair Value Measurements at
		December 31, 2009 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$39,848,461	$39,848,461
Other real estate	12,019,079	12,019,079

Total Assets Measured at Fair Value on a Non-Recurring Basis	$51,867,540	$51,867,540

At March 31, 2010, impaired loans, which are measured for impairment using the present value of expected future cash flows or the fair value of collateral for collateral dependent loans, had a carrying amount of $50,041,671, with a valuation allowance of $5,532,905 resulting in an additional provision for loan losses of $165,227 for the three month period ended March 31, 2010. At December 31, 2009, impaired loans had a carrying amount of $45,216,139, with a valuation allowance of $5,367,678 resulting in an additional provision for loan losses of $7,485,707 for the year ended December 31, 2009. Impaired loans carried at fair value include loans that have been written down to fair value through the partial charge-off of principal balance. Accordingly, these loans do not have a specific valuation allowance as their balances represent fair value. At March 31, 2010 and December 31, 2009, loans adjusted to fair value via charge-off with no valuation allowance were $6,325,658 and $7,263,478, respectively.
The March 31, 2010 carrying amount of ORE includes net valuation adjustments of approximately $190,000 for the three months ended March 31, 2010. The December 31, 2009 carrying amount of ORE includes net valuation adjustments of approximately $938,000. The fair value of ORE is based upon appraisals performed by qualified, licensed appraisers.
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
The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009, not previously presented, are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$13,519	$13,519	$14,105	$14,105
Investment securities held to maturity	1,273	1,343	2,204	2,208
Restricted investments	3,842	N/A	3,816	N/A
Loans, net	393,050	389,148	396,351	396,254
Accrued interest receivable	2,496	2,496	3,045	3,045

Liabilities:
Noninterest-bearing demand deposits	$41,592	$41,592	$47,601	$47,601
NOW accounts	111,009	111,009	112,440	112,440
Savings and money market accounts	63,070	63,070	61,329	61,329
Time deposits	301,965	302,559	289,244	290,534
Subordinated debentures	13,403	7,192	13,403	6,922
Federal funds purchased and securities sold under agreements to repurchase	2,175	2,175	1,776	1,776
Federal Reserve/Federal Home Loan Bank advances	62,900	68,173	62,900	67,989
Accrued interest payable	656	656	606	606
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. Management believes, as of March 31, 2010, that the Bank and Company met all capital adequacy requirements to which it is subject.
As a result of a regulatory examination during the 2009 first quarter, the Bank made certain commitments to its primary federal regulator during the second quarter of 2009, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s AFLL, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has taken action to comply with these requirements and does not believe compliance with these commitments will have a materially adverse impact on its operations; however, failure to comply with these commitments may result in the Bank’s primary federal regulator imposing additional limitations, restraints, conditions or commitments on the Bank.
In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As noted below under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding Resources, Capital Adequacy and Liquidity, the Bank had 9.01% of Tier 1 capital to average assets and 14.45% of total capital to risk-weighted assets ratio at March 31, 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries, including the Bank. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 above and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.
To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three months ended March 31, 2010. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three-month period ended March 31, 2010. The Company has also provided some comparisons of the financial data for the three-month period ended March 31, 2010, against the same period in 2009, as well as the Company’s year-end results as of and for the year ended December 31, 2009, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.
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
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and, without limitation:
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

•	the effects of failing to comply with our regulatory commitments;
•	changes in accounting policies, rules and practices;
•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
•	results of regulatory examinations; and
•	other factors and information described in this report and in any of our other reports that we make with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
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

Overview
We conduct our operations, which consist primarily of traditional commercial banking operations, through the Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, our Blount County regional headquarters in Maryville, Tennessee, through eight additional branches in Sevier County, Tennessee, and two additional branches in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate and commercial real estate segments of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has remained relatively strong during recent years and we anticipate that this trend will continue during 2010. Additionally, we have a significant concentration of commercial and residential real estate construction and development loans. Economic downturns relating to sales of these types of properties can adversely affect the Bank’s operations creating risk independent of the tourism industry.
In addition to our twelve existing locations, we own one property in Knox County for use in future branch expansion. This property is not currently under development. We regularly evaluate additional sites for future expansion in and around our existing markets. Management does not anticipate construction of any additional branches during 2010.
The increase in net income between the three-month periods ended March 31, 2010 and 2009 was as follows:

	3/31/2010	3/31/2009	$ change	% change
Three months ended
Net Income (loss)	$329,114	$(673,634)	$1,002,748	148.86%
The increase in net income for the first quarter of 2010 from a net loss for the first quarter of 2009 was primarily the result of a decrease in the Company’s provision for loan losses as discussed in more detail below under Provision for Loan Losses. The increase in net income was negatively impacted by a decrease in net interest income that was the result of compression of our net interest margin and is discussed in more detail below under Net Interest Income and Net Interest Margin. Net income was positively impacted by an increase in noninterest income, offset in part by an increase in noninterest expense. The increase in noninterest income was largely the result of increases in gain on investment securities and no OTTI during the first quarter of 2010. The increase in noninterest expense was primarily attributable to the increase in ORE expense and occupancy expenses. Noninterest income and noninterest expense are discussed in more detail under the headings Noninterest Income and Noninterest Expense below.
Basic and diluted earnings per share increased from basic and diluted loss per share of ($0.26) and ($0.26), respectively, in the first quarter of 2009 to basic and diluted earnings per share of $0.13 and $0.13, respectively, in the first quarter of 2010. The change in net earnings per share for the three months ended March 31, 2010, as compared to net loss per share for the same period in 2009, was due primarily to the increase in net income during the period.

The increase in total assets, total liabilities and shareholders’ equity for the three months ended March 31, 2010, was as follows:

	3/31/10	12/31/09	$ change	% change
Total Assets	$647,045,292	$639,739,030	$7,306,262	1.14%
Total Liabilities	599,618,325	592,369,875	7,248,450	1.22%
Shareholders’ Equity	47,426,967	47,369,155	57,812	0.12%
The net increase in total liabilities was primarily attributable to an increase in time deposits of approximately $13 million, offset in part by a decrease in NOW accounts of approximately $6 million. As deposit growth outpaced loan growth for the first three months of 2010, these deposits were used to fund an increase in investments of approximately $12 million.
The increase in shareholders’ equity was primarily attributable to the increase in net income. The increase in net income was partially offset by a decrease in accumulated other comprehensive income of approximately $273,000 for the three-month period ended March 31, 2010. Accumulated other comprehensive income (loss) represents the unrealized gain or loss on available for sale securities consisting of U. S. Treasury and Agency securities, mortgage-backed securities and bonds issued by municipalities, net of income taxes.
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

Allowance and Provision for Loan Losses
The allowance and provision for loan losses are based on management’s assessments of amounts that it deems to be adequate to absorb probable incurred losses in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge-off experience, the results of regulatory examinations, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area undergo an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan losses.
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
Balance Sheet Analysis
The following table presents an overview of selected period-end balances at March 31, 2010 and December 31, 2009, as well as the dollar and percentage change for each:

	3/31/10	12/31/09	$ change	% change
Cash and equivalents	$13,519,007	$14,104,636	$(585,629)	-4.15%
Loans	404,025,175	407,707,446	(3,682,271)	-0.90%
Allowance for loan losses	10,974,900	11,356,438	(381,538)	-3.36%
Investment securities	158,734,519	146,534,371	12,200,148	8.33%
Premises and equipment	33,447,999	33,709,282	(261,283)	-0.78%
Other real estate owned	14,467,782	14,575,368	(107,586)	-0.74%

Noninterest-bearing deposits	41,592,088	47,600,944	(6,008,856)	-12.62%
Interest-bearing deposits	476,044,761	463,013,197	13,031,564	2.81%

Total deposits	517,636,849	510,614,141	7,022,708	1.38%

Federal Reserve/Federal Home Loan Bank advances	$62,900,000	$62,900,000	$—	0.00%
Loans
At March 31, 2010, loans comprised 71.2% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to the decrease in 1-4 family residential loans, which was the result of the general pay down of loan balances pursuant to management’s strategy to control loan growth during this period of economic stress. Total earning assets, as a percentage of total assets, were 87.7% at March 31, 2010, compared to 86.3% at December 31, 2009, and 89.4% at March 31, 2009. Total earning assets relative to total assets increased for the three-month period ended March 31, 2010 due to the increase in investment securities. The percentage decreased when compared to March 31, 2009 due to the decrease in loans and the increase in noninterest-earning assets. The average yield on loans, including loan fees, during the first three months of 2010 was 5.13% compared to 6.47% for the first three months of 2009. The decrease in the average yield on loans was the result of several factors including the increase in non-accrual loans, the increase in TDRs involving interest rate concessions, the decrease in loan fees due to reduced loan origination activity as well as the continued effects of the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008. Due to varying loan repricing speeds, reductions in market interest rates are not immediately effective for our portfolio as a whole. As a result, loan yields decreased throughout 2009 and our loan portfolio was likely much closer to its yield floor, excluding the effects of non-performing assets, during the first quarter of 2010 than was the case during the first quarter of 2009.

The slight decrease in the Bank’s ORE balance during the three month period ended March 31, 2010 was the net result of the sale of certain properties held as ORE offset by the foreclosure of additional properties. One property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,805,000, or 33%, of the ORE balance at March 31, 2010 (included in multifamily residential properties in the table below). The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.
The following table presents the Company’s total ORE balance by property type:

	March 31, 2010	December 31, 2009
	(in thousands)
Construction, land development and other land	$5,188	$5,834
1-4 family residential properties	3,382	2,788
Multifamily residential properties	4,805	4,860
Nonfarm nonresidential properties	1,093	1,093

Total	$14,468	$14,575

As a result of a regulatory examination during the first quarter of 2009, the Bank made certain commitments to its primary federal regulator during the second quarter of 2009, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s Allowance for Loan and Lease Losses, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has taken action to comply with these measurements and does not believe compliance with these commitments will have a materially adverse impact on its operations; however, failure to comply with these commitments may result in the Bank’s primary federal regulator imposing additional limitations, restraints, conditions or commitments on the Bank.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, underlying collateral values securing loans, cash flow analyses, current economic conditions, results of regulatory examinations, and other factors which affect the allowance for potential credit losses. During the first quarter of 2010, management enhanced its assessment of the allowance for loan losses by incorporating the results of a comprehensive migration analysis. The study provided more precise historical loss trends and percentages attributable to specific loan grades and types than were previously available. The study did not have a material effect on the outcome of the allowance calculation; rather it supported management’s ongoing evaluation of probable incurred losses present in the portfolio. The Bank operates primarily in Sevier County, Tennessee, with expanding operations in Blount County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review officer on a quarterly basis prepares an analysis of the credit quality of the loan portfolio which is reviewed by the Company’s Board of Directors.

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
The following table presents the Bank’s delinquent and nonaccrual loans for the periods indicated:

	Past due 30 to		Past due 90 days
	89 days and still	% of total	or more and	% of total		% of total
	accruing	loans	still accruing	loans	Nonaccrual	loans
	($ in thousands)
As of March 31, 2010
Construction, land development and other land loans	$786	0.19%	$—	0.00%	$34,506	8.54%
Commercial real estate	4,402	1.09%	—	0.00%	11,132	2.76%
Consumer real estate	926	0.23%	10	0.00%	11,576	2.87%
Commercial loans	241	0.06%	75	0.02%	102	0.03%
Consumer loans	63	0.02%	—	0.00%	32	0.01%

Total	$6,418	1.59%	$85	0.02%	$57,348	14.19%

As of December 31, 2009
Construction, land development and other land loans	$656	0.16%	$43	0.01%	$21,596	5.30%
Commercial real estate	126	0.03%	—	0.00%	11,003	2.70%
Consumer real estate	1,125	0.28%	—	0.00%	7,864	1.93%
Commercial loans	138	0.03%	—	0.00%	75	0.02%
Consumer loans	81	0.02%	25	0.01%	10	0.00%

Total	$2,126	0.52%	$68	0.02%	$40,548	9.95%

Delinquent and nonaccrual loans at both March 31, 2010 and December 31, 2009 consisted primarily of construction and land development loans and commercial and consumer real estate loans. The majority of the increase in loans delinquent 30 to 89 days, which was largely isolated to commercial real estate loans, was attributable to two loans, one for approximately $3 million and one for approximately $1 million, rather than a further deterioration of the portfolio generally. The increase in nonaccrual loans was the result of continued stress in the local real estate market as discussed in more detail below. The approximately $13 million increase in nonaccrual construction and land development loans was primarily the result of placing two loans, one for approximately $7 million and one for approximately $4 million, on nonaccrual status during the quarter. These loans were previously being monitored through the criticized asset report.

The tourism industry in Sevier County has remained relatively strong during the last two years despite the general economic downturn, and management expects this trend to continue throughout 2010. The national park located in Sevier County and contiguous areas reported an increase in visitors of approximately 6% during 2009. The increase in local tourist visits has also led to increased sales for other tourism related industries.
Notwithstanding the general favorable trends in tourism, residential and commercial real estate sales continued to be weak throughout 2009, following the same pattern that existed during the second half of 2008. The extended period of reduced real estate sales negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2009 had an adverse impact on overall real estate values; however, these values showed modest signs of stabilization during the first quarter of 2010 relieving some of the continuous, downward stress affecting the real estate collateral securing the Bank’s loans. While this price stabilization is positive compared to circumstances present in 2009, any favorable trends would have to be more significant and prolonged to provide substantial benefit to the local real estate market. The challenging economic environment has had the greatest effect on the construction and development portfolio resulting in the significant increase in nonaccrual loans beginning during the fourth quarter of 2008 and continuing through the first quarter of 2010. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations on a timely basis. Developers that do not have adequate cash flow or cash reserves to sustain the required interest payments on their loans during this period of economic stress have been unable to continue their developments. As a result, the Bank has classified a significant portion of these loans as non-performing assets and has entered into workout arrangements for certain of these loans.
Individually impaired loans are loans that the Bank does not expect to collect all amounts due according to the contractual terms of the loan agreement and include nonaccrual loans and any loans that meet the definition of a TDR, as discussed in more detail below. In some cases, collection of amounts due becomes dependent on liquidating the collateral securing the impaired loan. Collateral dependent loans do not necessarily result in the loss of principal or interest amounts due; rather the cash flow is disrupted until the underlying collateral can be liquidated. As a result, the Bank’s impaired loans may exceed nonaccrual loans which are placed on nonaccrual status when questions arise about the future collectability of interest due on these loans. The status of impaired loans is subject to change based on the borrower’s financial position.
Problem loans are identified and monitored by the Bank’s criticized asset report which is generated during the loan review process. This process includes review and analysis of the borrower’s financial statements and cash flows, delinquency reports and collateral valuations. The criticized asset report includes all loans determined to be impaired and management determines the proper course of action relating to these loans and receives monthly updates as to the status of the loans.

The following table presents impaired loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)
Construction, land development and other land loans	$36,409	9.01%	$27,213	6.67%
Commercial real estate	16,207	4.01%	13,224	3.24%
Consumer real estate	28,837	7.14%	22,616	5.55%
Other loans	507	0.13%	94	0.02%

Total	$81,960	20.29%	$63,147	15.49%

The increase in impaired loans during the three months ended March 31, 2010 was primarily the result of the continued weakness in the residential and commercial real estate market in the Bank’s market areas, and was primarily due to the addition of four loan customers representing approximately $14 million of the increase during the first quarter. Within this segment of the portfolio, the Bank makes loans to, among other borrowers, home builders and developers of land. These borrowers continue to experience stress during the current challenging economic environment due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to slow. Continuation of the challenging economic environment will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may continue to negatively impact the Company’s results of operations. Although impaired loans increased approximately $19 million during the first quarter of 2010, a significant percentage of these loans were previously on the criticized asset report and had been reviewed for potential losses. The inclusion of these loans in the impaired loan category did not have a material impact on the Bank’s provision expense in the quarter. Many of the Bank’s impaired loans are impaired only to the extent that the loan payments are not being made according to the contractual terms of the loan agreement. Ultimately, management does not anticipate recognizing losses on certain of these loans with disrupted cash flows.
TDRs at March 31, 2009 totaled approximately $46,502,000 which is 56.7% of total impaired loans. The TDRs related primarily to 1-4 family residential loans totaling approximately $19,464,000, or 23.7% of impaired loans, construction and development loans totaling approximately $15,159,000, or 18.5% of impaired loans and commercial real estate loans totaling approximately $10,656,000, or 13.0% of impaired loans. The loans are classified as TDRs due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term.
The Bank’s allowance for loan losses as a percentage of total loans at March 31, 2010 and December 31, 2009 was as follows:

	Allowance for	Total	% of total
	loan losses	loans	loans
	($ in thousands)
As of:
March 31, 2010	$10,975	$404,025	2.72%
December 31, 2009	11,353	407,707	2.78%

Management considers the current level of its allowance for loan losses at March 31, 2010 to be adequate to absorb probable incurred losses. Net charge-offs of loans began increasing during the third quarter of 2008 and continued to increase throughout 2009, as anticipated. While net charge-offs remained at historically high levels when compared to years prior to 2009, the number and volume of losses declined in the first quarter of 2010 when compared to what was experienced during 2009. Charge-off activity is discussed in more detail under Provision for Loan Losses below. Management believes adequate provision has been made in the allowance for loan loss balance for the identified loans, including the loans that were delinquent at March 31, 2010 that will result in additional charge-offs. The results of the migration analysis integrated in the allowance calculation during the first quarter of 2010 provided management with more detailed, informative historical data than was previously available. This data was used to narrow and refine management’s calculation and supported management’s previous estimation of the adequacy of the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.
Investment Securities
Our investment portfolio consists of U.S. Treasury securities, securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 24.5% of total assets at quarter-end, up from 23.0% at December 31, 2009, reflecting an increase in investment securities as well as decreases in loans and federal funds sold during the first quarter of 2010. The approximately $12 million increase in investment securities during the three months ended March 31, 2010 is primarily attributable to increased pledging requirements related to secured borrowed funds and increased collateralization percentages applicable to our pledging requirements. The increase also reflects the approximately $13 million increase in average municipal deposits, which are secured by a portion of the Bank’s investment securities, from approximately $91 million during the fourth quarter of 2009 to approximately $103 million during the first quarter of 2010. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for public deposits and borrowings. The average yield on our investment securities portfolio during the first three months of 2010 was 2.32% versus 4.77% for the first three months of 2009. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, decreased by $273,412, net of income taxes, during the first three months of 2010 from $283,014 at December 31, 2009, to $9,602 at March 31, 2010.
During the third quarter of 2009, in an effort to improve the Bank’s long-term liquidity position, management developed a strategy that would reduce the size of the Bank’s assets between $50 million and $100 million. A central element of this strategy entails not bidding to retain certain public deposits as the contracts come up for renewal. These deposits are collateralized with securities representing up to 126% of the value of the deposits. In preparation to liquidate the securities pledged to secure the public funds as the funds are drawn out of the Bank, management sold substantial portions of its mortgage-backed and municipal securities and re-invested the proceeds in short-term U.S. Treasury and government agency securities. In most cases, the securities were sold at a gain. The distribution of the portfolio changed considerably from December 31, 2009 to March 31, 2010 as shown in more detail under Note 3 Investment Securities of the Notes to Consolidated Financial Statements. These changes caused a decrease in the yield on investment securities during the first quarter of 2010 as the rates earned on short-term U.S. Treasury and government agency securities are significantly lower than the rates earned on mortgage-backed and municipal securities. The yield will remain depressed as long as and to the extent that the Bank holds these types of investments.

The public funds expected to be withdrawn total approximately $100 million at March 31, 2010, and are the deposits of two local governmental entities. The first contract renewal occurs during the second quarter of 2010 and will result in a reduction of deposits of approximately $50 million. This deposit reduction should provide access to approximately $58 million in pledged securities which management expects to liquidate through U.S. Treasury securities scheduled to mature during the second quarter of 2010. Management intends to use the approximately $8 million net increase in cash from this transaction to pay off certain of the Bank’s brokered deposits as they mature. The second contract renewal will occur during the third quarter of 2010 and management anticipates a further reduction in public funds deposits and investment securities.
Deposits
The table below sets forth the total balances of deposits by type as of March 31, 2010 and December 31, 2009, and the dollar and percentage change in balances over the intervening period:

	March 31,	December 31,	$	%
	2010	2009	change	change
		(in thousands)

Non-interest bearing accounts	$41,592	$47,601	$(6,009)	-12.62%

NOW accounts	111,009	112,440	(1,431)	-1.27%

Money market accounts	40,486	40,809	(323)	-0.79%

Savings accounts	22,584	20,520	2,064	10.06%

Certificates of deposit	212,367	200,949	11,418	5.68%

Brokered deposits	69,791	69,871	(80)	-0.11%

Individual retirement accounts	19,806	18,424	1,382	7.50%

TOTAL DEPOSITS	$517,635	$510,614	$7,021	1.38%
The decrease in non-interest bearing demand deposits is due to seasonal expenditures and other factors by businesses primarily relating to the tourist industry. These accounts typically reduce during the first quarter each year depending on tourism activity. There has not been any measurable shift of deposits from this category to any other category.
The balance in NOW accounts primarily consists of public funds deposits. As discussed under Investment Securities, management anticipates a reduction in NOW accounts of approximately $100 million during 2010 that would result from withdrawal of the deposits of two local municipal entities. Public funds are generally obtained through a bidding process under varying terms. The first contract renewal occurs during the second quarter of 2010 and will result in a reduction of deposits of approximately $50 million. The second contract renewal will occur during the third quarter of 2010 and management anticipates a further reduction in public funds deposits and investment securities.
The increase in certificates of deposit was the result of an increase in customer deposits and acceptance of deposits through a national listing service. Brokered deposits are a significant resource available to the Bank and we will continue to carefully utilize these brokered deposits going forward to supplement other sources of liquidity due to the relative ease at which these deposits can be acquired and replaced upon maturity, so long as the Bank is not subject to a formal enforcement action requiring it to maintain capital at levels higher than those required to be well-capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, and their comparability to local market rates. At March 31, 2010, brokered deposits represented approximately 13.5% of total deposits and management intends to seek to reduce the level of brokered deposits approximately $40 million during 2010.

The increase in savings deposits is the result of the continued success of our competitive rate savings product.
The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three-month period ended March 31, 2010 was 1.82%, down from 2.49% for the same period a year ago reflecting the continuing effects of the Federal Open Market Committee’s rate cuts. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of these rate cuts.
Funding Resources, Capital Adequacy and Liquidity
Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at several correspondent banks. Those lines totaled $18,000,000 as of March 31, 2010, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had approximately $37 million of additional borrowing capacity from the FHLB at March 31, 2010. Additionally, the Bank has a line of credit from the Federal Reserve Discount Window that totaled approximately $20 million at March 31, 2010, none of which was borrowed as of that date. However, the borrowing capacity can be increased based on the amount of collateral pledged.
Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. As discussed below, the Bank has agreed to maintain certain of its capital ratios above statutory levels.
The table below sets forth the Company’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2010	2009
Tier 1 Risk-Based Capital	13.31%	12.89%
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.57%	14.16%
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	9.10%	9.23%
Regulatory Minimum	4.00%	4.00%

The table below sets forth the Bank’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2010	2009
Tier 1 Risk-Based Capital	13.18%	12.75%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	14.45%	14.02%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Tier 1 Leverage	9.01%	9.14%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Based on currently applicable statutory guidelines regarding capital levels, management believes the Bank was “well capitalized” at March 31, 2010.
In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As noted above, the Bank had 9.01% of Tier 1 capital to average assets and 14.45% of total capital to risk-weighted assets ratio at March 31, 2010. The Bank’s Tier 1 capital at March 31, 2010 was approximately $84,000 above the amount needed to meet the agreed-upon Tier 1 capital to average assets ratio of 9%. The Bank’s total risk-based capital at March 31, 2010 was approximately $6,472,000 above the amount needed to meet the agreed-upon total capital to risk-weighted assets ratio of 13%. Management’s strategy to reduce total assets noted above should increase the Company’s and the Bank’s Tier 1 capital to average assets ratio and management does not anticipate falling below the minimum capital requirements during 2010.
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
Following is a summary of the commitments outstanding at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(in thousands)
Commitments to extend credit	$45,051	$50,702
Standby letters of credit	4,418	5,801

TOTALS	$49,469	$56,503
Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Reflecting current economic conditions in our market, commitments to fund commercial real estate, construction, and land development loans decreased by approximately $3,439,000 to approximately $11,612,000 at March 31, 2010, compared to commitments of approximately $15,051,000 at December 31, 2009.

Income Statement Analysis
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2010 and 2009 (dollars in thousands):
Net Interest Income Analysis
For the Three Months Ended March 31, 2010 and 2009
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Loans	$406,902	$421,577	$5,148	$6,730	5.13%	6.47%
Investment Securities:
Available for sale	147,227	134,589	808	1,589	2.23%	4.79%
Held to maturity	1,571	2,123	16	19	4.13%	3.63%
Equity securities	3,818	3,864	48	46	5.10%	4.83%

Total securities	152,616	140,576	872	1,654	2.32%	4.77%
Federal funds sold and other	23,265	12,496	11	5	0.19%	0.16%

Total interest-earning assets	582,783	574,649	6,031	8,389	4.20%	5.92%
Nonearning assets	72,878	66,856

Total Assets	$655,661	$641,505

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	155,728	151,946	446	465	1.16%	1.24%
Savings deposits	22,001	16,137	73	60	1.35%	1.51%
Time deposits	308,452	283,946	1,660	2,249	2.18%	3.21%

Total interest bearing deposits	486,181	452,029	2,179	2,774	1.82%	2.49%
Securities sold under agreements to repurchase	1,570	3,869	6	22	1.55%	2.31%
Federal Home Loan Bank advances and other borrowings	62,900	75,790	638	664	4.11%	3.55%
Subordinated debt	13,403	13,403	80	110	2.42%	3.33%

Total interest-bearing liabilities	564,054	545,091	2,903	3,570	2.09%	2.66%
Noninterest-bearing deposits	42,454	40,867	—	—

Total deposits and interest-bearings liabilities	606,508	585,958	2,903	3,570	1.94%	2.47%

Other liabilities	1,651	3,083
Shareholders’ equity	47,502	52,464

	$655,661	$641,505

Net interest income			$3,128	$4,819

Net interest spread (1)					2.11%	3.26%
Net interest margin (2)					2.18%	3.40%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2010 Compared to 2009
	Increase (decrease)
	due to change in
Three months ended March 31, 2010 and 2009	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(1,348)	$(234)	$(1,582)
Interest on securities	(924)	142	(782)
Interest on Federal funds sold and other	2	4	6

Total interest income	(2,270)	(88)	(2,358)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(37)	31	(6)
Interest on time deposits	(783)	194	(589)
Interest on other borrowings	58	(130)	(72)

Total interest expense	(762)	95	(667)

Net interest income	$(1,508)	$(183)	$(1,691)

The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Three months ended
	3/31/10	3/31/09	$ change	% change
Interest income:
Loans	$5,148	$6,730	(1,582)	-23.51%
Securities	872	1,654	(782)	-47.28%
Fed funds sold/other	11	5	6	120.00%

Total Interest income	6,031	8,389	(2,358)	-28.11%
Interest Expense:
Deposits	2,179	2,774	(595)	-21.45%
Other borrowed funds	724	796	(72)	-9.05%

Total interest expense	2,903	3,570	(667)	-18.68%

Net interest income	3,128	4,819	(1,691)	-35.09%
Provision for loan losses	212	2,810	(2,598)	-92.46%

Net interest income after provision for loan losses	2,916	2,009	907	45.15%
Noninterest income	1,975	1,058	917	86.67%
Noninterest expense	4,584	4,465	119	2.67%

Net income (loss) before income tax benefit	307	(1,398)	1,705	121.96%
Income tax benefit	(22)	(724)	702	96.96%

Net income (loss)	$329	$(674)	$1,003	148.81%

Net Interest Income and Net Interest Margin
Interest Income
The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the three months ended March 31, 2010 as compared to the same period in 2009 was the result of a decrease in the average rate earned on loans as well as a decrease in the volume of average loans. The decrease in the average yield on loans was the result of several factors including the increase in non-accrual loans, the increase in TDRs involving interest rate concessions, the decrease in loan fees due to reduced loan origination activity as well as the continued effects of the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008. Average loans outstanding decreased approximately $14,675,000, or 3.5%, from March 31, 2009 to March 31, 2010. Interest income on securities decreased during the three-month period ended March 31, 2010 as compared to the same period in 2009 due to the 245 basis point decrease in the yield earned on securities. The yield reduction is due to the transfer of a large portion of our investment securities portfolio from higher to lower yielding bonds as discussed in more detail under Investment Securities. The interest rate related decrease in interest income was partially offset by an increase in the average balance of securities of approximately $12,040,000, or 8.6%, from March 31, 2009 to March 31, 2010. Additionally, interest income on federal funds sold/other increased due to an increase in the average balance and the yield earned on balances outstanding.

Interest Expense
The decrease in interest expense for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to the reduction in the average cost of the majority of our interest-bearing liabilities, predominantly the cost of interest bearing demand and time deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, increased approximately $34,152,000, or 7.6%, for the first three months of 2010 compared to the first three months of 2009. However, the average rate paid on total interest bearing deposits decreased 67 basis points between the two periods offsetting the increase in volume and creating a net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the three-month period ended March 31, 2010 compared to the same period in 2009 due to a decrease in the average borrowed funds balance of approximately $12,890,000, or 17.0%, during the periods compared. The average rate paid on these liabilities increased 56 basis points, partially offsetting the reduction in interest expense. The cost of FHLB advances and other borrowings increased during the first quarter of 2010 because the average balance outstanding during the first quarter of 2009 included a significant amount of lower-cost borrowings, such as federal funds purchased, that were not outstanding during the first quarter of 2010 and that effectively decreased the overall cost of that category during that time period. The average balance of subordinated debentures did not change from March 31, 2009 to March 31, 2010. Therefore, the 91 basis point decrease in the rate paid on this debt for the three-month period ended March 31, 2010 compared to the same period in 2009 resulted in an overall decrease in the related interest expense.
Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first three months of 2010 compared to the first three months of 2009. The largest factor contributing to the overall reduction in expense was a reduction in the rate paid on time deposits. The decline in the cost of time deposits resulted in a decrease in interest expense related to these deposits even with a sizable increase in the average balance outstanding.
Net Interest Income
The decrease in net interest income before the provision for loan losses for the three-month period ended March 31, 2010 when compared to the same periods in 2009 was primarily the result of the decrease in interest income on loans and securities. Net interest income for the two periods was also influenced by increases in the volume of interest-earning assets and interest-bearing liabilities as well as decreases in rates earned and paid on these interest-sensitive balances.
Net Interest Margin
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, decreased 122 basis points for the first quarter of 2010 compared to the first quarter of 2009. The decrease in our net interest margin reflects a decrease in the average spread during the first three months of 2010 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 172 basis points to 4.20% at March 31, 2010, as compared to 5.92% at March 31, 2009, and the rates we paid on interest-bearing liabilities, which had a significantly less substantial decrease of 57 basis points in the overall rate to 2.09% at March 31, 2010, versus 2.66% at March 31, 2009. Our net interest margin was also negatively impacted by an increase in the average balance of nonaccrual loans. For the three-month period ended March 31, 2010, when compared to the same period in 2009, average nonaccrual loans increased approximately $34,366,000, or 199.3%, from approximately $17,243,000 at March 31, 2009 to $51,609,000 at March 31, 2010. Additionally, our net interest margin was positively impacted by the approximately $1,587,000 increase in the average balance of noninterest-bearing demand deposits when comparing the first three months of 2010 to the same period in 2009. The effects of these changes will continue as long as and to the extent that the average balance of nonaccrual loans and noninterest-bearing demand deposits remains elevated.

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
The following table summarizes our loan loss experience and provision for loan losses for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Charge-offs:
Construction and land development	$290	$383
Equity Lines of Credit	54	67
Residential 1-4 family	113	131
Residential multifamily	—	500
Commercial real estate	48	—
Commercial loans	—	50
Consumer loans	104	69
Recoveries:
Equity Lines of Credit	(1)	—
Consumer loans	(18)	(4)

Net charge-offs	590	1,196

Average balance of loans outstanding	406,902	421,577
Annualized net charge-offs as % of average loans	0.59%	1.15%
Provision for loan losses	212	2,810
As mentioned above in the section titled Allowance for Loan Losses, management determines the necessary amount, if any, to increase the allowance account through the provision for loan losses. The decrease in the provision for loan losses during the first three months of 2010 as compared to the same period in 2009 was primarily due to the determination that the balance of the allowance for loan losses at December 31, 2009 was much closer to the amount needed to allow for the apparent risks in our loan portfolio during and as of the end of the first quarter of 2010, than was the case when comparing the December 31, 2008 balance of the allowance for loan losses to perceived risks provided for during the first quarter of 2009. The balance of the allowance for loan losses increased approximately $6.1 million during 2009 from approximately $5.3 million at December 31, 2008 to approximately $11.4 million at December 31, 2009. While charge-offs remain at historically high levels when compared to 2008 and years prior, the volume and rate of charge-offs decreased during the first quarter of 2010, as noted above, when compared to activity throughout 2009. Additionally, during the first quarter of 2010, management incorporated the results of a migration analysis into its assessment of the allowance for loan losses. The study provided more precise historical loss trends and percentages attributable to specific loan grades and types than were previously available allowing management to refine the allocation of the allowance for loan losses among the various categories assessed as part of the calculation. The study supported management’s ongoing evaluation of probable incurred losses present in the portfolio and did not have a material effect on the outcome of the allowance calculation. Management continues to thoroughly review the loan portfolio with particular emphasis on construction and land development loans and we believe we have identified and adequately provided for losses present in the loan portfolio; however, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to this portion of the loan portfolio could have an added adverse impact and require additional provision expense.
As noted in the table above, approximately $290,000, or 49%, of net charge-offs through March 31, 2010, was related to construction and land development loans. The entire charge-off amount in this category relates to one loan; however, based on subsequent developments arising during the workout of this loan, including involvement of additional investors, management anticipates recovery of this amount during the second quarter of 2010. As noted above in the section titled Allowance for Loan Losses, construction and land development loans have had the most severe impact due to the current economic climate. The charge-off amount for these loans has been due primarily to price declines in the underlying collateral value of the real estate securing these loans. The general price declines of real estate showed signs of potential stabilization during the first quarter of 2010; however, improvement in this area would have to be more significant and prolonged to provide any substantial benefit to the local real estate market.
Non-Interest Income
Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The increase in other non-interest income for the three months ended March 31, 2010, was primarily attributable to an increase in investment gains resulting from the Bank’s strategy to improve its long-term liquidity position as discussed in more detail above under Investment Securities. Additionally, there was an approximately $347,000 impairment loss on securities recorded during the first quarter of 2009 that reduced noninterest income as compared to the first quarter of 2010. The increase in non-interest income was negatively impacted by a decrease in deposit service charges as well as a decrease in net gain on OREO.
The following table presents the main components that make up the changes in non-interest income:

	Three months ended
	3/31/10	3/31/09	$ change	% change
	(dollars in thousands)
Investment gains and losses, net	$954	$245	709	289.39%
Loss on impairment of securities	—	(347)	347	-100.00%
Service charges on deposit accounts	398	577	(179)	-31.02%
Net gain on other real estate	59	162	(103)	-63.58%
Other fees and commissions	326	262	64	24.43%
Other noninterest income	192	118	74	62.71%

Non-Interest Expense
The Company’s net income during the three months ended March 31, 2010, as compared to the same period in 2009, was negatively impacted by the increase in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense from the first quarter of 2009 to the first quarter of 2010 relates primarily to an increase in the Bank’s ORE expense related to maintenance and upkeep of our foreclosed properties. FDIC insurance expense increased during the first three months of 2010 when compared to the same period in 2009; however, based on the assessment amount prepaid for 2010 and barring any additional, unforeseen assessments during the year, we anticipate that the total expense for 2010 will be less than the total expense recorded in 2009.
Additionally, the increase in non-interest expense was attributable to an increase in occupancy expenses for the first quarter of 2010 when compared to the first quarter of 2009. The last two branches that the Bank constructed, including the Blount County regional headquarters, were opened during 2009 and we anticipate that the additional expenses to maintain these branches will cause 2010 occupancy expenses to be higher than in 2009. There were also general increases and decreases in the following areas for the three months ended March 31, 2010 when compared to 2009: electronic banking costs, ATM and debit/credit card expense, customer relations and professional fees.
During the first quarter of 2010, the Bank identified and took steps to implement several cost cutting measures in an effort to improve its profitability during 2010. These measures include, but are not limited to, areas such as employee related expenses, business travel and other discretionary spending, equipment and supply expenses and marketing expenses. In March 2010, the Bank reduced its staff by approximately 20 employees as part of this plan. The salary and benefit savings from the staff reduction as well as reductions in remaining employees’ salaries, health insurance costs, 401(k) match expenses and fees paid to members of the board of directors, among other things, are expected to be more fully realized in subsequent quarters and are projected to be approximately $1 million during the remainder of 2010. All expense items remain under review and additional reductions are anticipated.
The following table presents the main components that make up the changes in non-interest expense:

	Three months ended
	3/31/10	3/31/09	$ change	% change
	(dollars in thousands)
Occupancy expenses	$449	$395	54	13.67%
FDIC assessment expense	312	277	35	12.64%
Other real estate expense	206	42	164	390.48%
Salaries and employee benefits	2,342	2,391	(49)	-2.05%

Income Taxes
The Company’s income tax benefit for the three months ended March 31, 2010 and 2009 is presented in the following table:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Three months ended
	3/31/10	3/31/09
Provision benefit	(21,785)	(723,884)
Pre-tax income (loss)	307,329	(1,397,518)
Effective tax rate	-7.09%	51.80%
During the first quarter of 2010, the Bank’s tax exempt income was enough to offset its taxable income resulting in a net tax benefit during the period and a negative effective tax rate. Tax exempt income effectively reduces the statutory tax rate and, as was the case during the first quarter of 2010, can potentially reduce the rate below zero. The effective tax rate for the first three months of 2009 was primarily related to the Bank’s net operating loss. Tax exempt income also has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. For each period presented above, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to improve our effective tax rate. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2010. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.
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
Changes in Internal Control over Financial Reporting
During the first quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
Exhibits
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2010.

(2)	Incorporated by reference to the Registrants Form 8-K as filed with the Securities and Exchange Commission March 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: May 17, 2010	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: May 17, 2010	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2010.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2010.