Form 10-Q
period 2010-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2010-08-16
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of August 1, 2010.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and due from banks	$10,543,112	$11,750,723
Federal funds sold	18,209,339	2,353,913

Total cash and cash equivalents	28,752,451	14,104,636

Securities available for sale	105,419,851	144,330,068
Securities held to maturity, fair value $1,331,210 at June 30, 2010 and $2,208,236 at December 31, 2009	1,287,785	2,204,303
Restricted investments, at cost	3,843,150	3,816,050
Loans, net of allowance for loan losses of $10,373,567 at June 30, 2010 and $11,353,438 at December 31, 2009	386,084,879	396,351,008
Investment in partnership	4,217,465	4,198,675
Premises and equipment	33,170,055	33,709,282
Accrued interest receivable	2,383,086	3,045,290
Cash surrender value of life insurance	11,564,270	11,366,270
Other real estate owned	15,092,840	14,575,368
Other assets	11,586,424	12,038,080

Total assets	$603,402,256	$639,739,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$45,301,795	$47,600,944
NOW accounts	57,215,953	112,440,413
Money market accounts	41,830,211	40,808,892
Savings accounts	23,102,403	20,519,998
Time deposits	304,692,621	289,243,894

Total deposits	472,142,983	510,614,141

Securities sold under agreements to repurchase	3,198,689	1,776,402
Accrued interest payable	670,415	605,936
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	62,700,000	62,900,000
Other liabilities	3,256,267	3,070,396

Total liabilities	555,371,354	592,369,875

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,157,938	42,125,828
Retained earnings	2,800,102	2,328,702
Accumulated other comprehensive income	441,251	283,014

Total shareholders’ equity	48,030,902	47,369,155

Total liabilities and shareholders’ equity	$603,402,256	$639,739,030

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans	$10,418,993	$13,149,338	$5,270,558	$6,418,975
Taxable securities	1,371,089	2,799,392	602,155	1,391,873
Tax-exempt securities	145,304	513,258	42,547	267,574
Federal funds sold and deposits in other banks	27,494	10,979	16,796	5,807

Total interest income	11,962,880	16,472,967	5,932,056	8,084,229

INTEREST EXPENSE
Deposits	4,208,498	5,506,721	2,029,316	2,732,410
Federal funds purchased	1,330	30,891	1,330	8,315
Repurchase agreements	14,312	51,583	8,393	29,095
Federal Reserve and Federal Home Loan Bank advances	1,288,433	1,284,365	650,277	643,466
Subordinated debentures	162,113	219,953	82,062	110,145

Total interest expense	5,674,686	7,093,513	2,771,378	3,523,431

Net interest income	6,288,194	9,379,454	3,160,678	4,560,798

Provision for loan losses	546,700	5,180,748	334,400	2,370,740

Net interest income after provision for loan losses	5,741,494	4,198,706	2,826,278	2,190,058

NONINTEREST INCOME
Service charges on deposit accounts	844,507	1,195,360	446,295	617,770
Other fees and commissions	682,220	581,333	355,776	319,309
Gain on sale of mortgage loans	69,330	96,022	23,617	54,950
Investment gains and losses, net	1,192,155	244,774	238,546	—

Other than temporary loss
Total impairment loss	—	(405,846)	—	—
Loss recognized in other comprehensive income	—	(58,478)	—	—

Net impairment recognized in earnings	—	(347,368)	—	—
Other real estate gains and losses, net	231,953	291,344	193,494	128,947
Other noninterest income	434,025	203,210	220,996	85,343

Total noninterest income	3,454,190	2,264,675	1,478,724	1,206,319

NONINTEREST EXPENSE
Salaries and employee benefits	4,430,961	4,753,121	2,088,608	2,361,975
Occupancy expenses	867,350	837,195	418,650	442,266
FDIC assessment expense	611,753	850,020	299,441	572,554
Other operating expenses	2,930,493	3,005,661	1,450,505	1,604,680

Total noninterest expense	8,840,557	9,445,997	4,257,204	4,981,475

Income (loss) before income taxes	355,127	(2,982,616)	47,798	(1,585,098)

Income tax benefit	(116,273)	(1,519,932)	(94,488)	(796,048)

Net income (loss)	$471,400	$(1,462,684)	$142,286	$(789,050)

EARNINGS (LOSS) PER SHARE
Basic	$0.18	$(0.56)	$0.05	$(0.30)
Diluted	$0.18	$(0.56)	$0.05	$(0.30)
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010 and 2009

(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income (Loss)	Stock	Capital	Earnings	Income/(Loss)	Equity

BALANCE, January 1, 2009		$2,631,611	$41,952,632	$6,557,097	$(147,587)	$50,993,753
Share-based compensation			45,000			45,000
Tax benefit from exercise of options			70,696			70,696
Comprehensive income:
Net income (loss)	$(1,462,684)			(1,462,684)		(1,462,684)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary- impairment has been recognized in earnings, net of reclassification	58,478				58,478	58,478
Change in unrealized gains (losses) on securities available-for-sale, net of reclassification	762,605				762,605	762,605

Total comprehensive income (loss)	(641,601)

BALANCE, June 30, 2009		2,631,611	42,068,328	5,094,413	673,496	50,467,848

BALANCE, January 1, 2010		2,631,611	42,125,828	2,328,702	283,014	47,369,155
Share-based compensation			32,110			32,110
Comprehensive income:
Net income	471,400			471,400		471,400
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available-for-sale, net of reclassification	158,237				158,237	158,237

Total comprehensive income	$629,637

BALANCE, June 30, 2010		$2,631,611	$42,157,938	$2,800,102	$441,251	$48,030,902

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$471,400	$(1,462,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	818,354	676,907
Net realized gains on securities available for sale	(1,180,631)	(244,774)
Net realized gains on securities held to maturity	(11,524)	—
Securities impairment loss recognized in earnings	—	347,368
Net amortization on available for sale securities	271,332	353,807
Increase in held to maturity due to accretion	(31,054)	(41,706)
Provision for loan losses	546,700	5,180,748
Net gain on other real estate	(231,953)	(291,344)
Gross mortgage loans originated for sale	(1,206,996)	(14,195,000)
Gross proceeds from sale of mortgage loans	1,276,326	14,479,822
Gain on sale of mortgage loans	(69,330)	(96,022)
Increase in cash surrender value of life insurance	(198,000)	(203,139)
Investment in partnership	(18,790)	13,758
Share-based compensation	32,110	45,000
Tax benefit from exercise of options	—	(70,696)
Change in operating assets and liabilities:
Accrued interest receivable	662,204	(175,381)
Accrued interest payable	64,479	(149,661)
Other assets and liabilities	637,527	(824,744)

Net cash provided by operating activities	1,832,154	3,342,259

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	91,615,721	14,236,039
Proceeds from maturities, prepayments and calls	259,205,543	52,478,607
Purchases	(310,404,414)	(107,782,678)
Activity in held-to-maturity securities:
Proceeds from sales	520,000	—
Purchases of restricted investments	(27,100)	(122,300)
Loan originations and principal collections, net	6,856,013	(8,191,705)
Purchase of premises and equipment	(169,178)	(2,930,416)
Proceeds from sale of other real estate	2,467,947	1,056,683

Net cash provided by (used in) investing activities	50,064,532	(51,255,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(38,471,158)	84,620,685
Proceeds from Federal Reserve/Federal Home Loan Bank advances	43,000,000	—
Matured Federal Reserve/Federal Home Loan Bank advances	(43,200,000)	(10,000,000)
Net decrease in federal funds purchased	—	(22,580,000)
Net increase in securities sold under agreements to repurchase	1,422,287	2,884,091
Tax benefit from exercise of options	—	70,696

Net cash (used in) provided by financing activities	(37,248,871)	54,995,472

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,647,815	7,081,961

CASH AND CASH EQUIVALENTS, beginning of period	14,104,636	14,589,675

CASH AND CASH EQUIVALENTS, end of period	$28,752,451	$21,671,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$5,610,207	$7,243,174
Income taxes	50,000	455,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	2,863,416	12,152,352
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
Note 2. New Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) amended guidance for fair value measurements and disclosures to clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2, and requires a reconciliation to be provided for the activity in Level 3 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.
In the reconciliation for fair value measurements using observable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance will expand the Company’s disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.

Note 3. Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
Available-for-sale
U. S. Government securities	$17,750,630	$322	$—	$17,750,952
U. S. Government sponsored entities and agencies	14,497,792	2,367	—	14,500,159
Obligations of states and political subdivisions	5,138,502	28,332	(132,441)	5,034,393
Mortgage-backed securities-residential	67,325,876	878,014	(69,543)	68,134,347

Total available-for-sale securities	$104,712,800	$909,035	$(201,984)	$105,419,851

Held-to-maturity
Obligations of states and political subdivisions	$1,287,785	$43,425	$—	$1,331,210

December 31, 2009
Available-for-sale
U. S. Government securities	$3,250,638	$—	$(87)	$3,250,551
U. S. Government sponsored entities and agencies	6,997,816	89	(99,536)	6,898,369
Obligations of states and political subdivisions	19,977,724	257,496	(111,291)	20,123,929
Mortgage-backed securities-residential	113,645,162	1,065,493	(653,436)	114,057,219

Total available-for-sale securities	$143,871,340	$1,323,078	$(864,350)	$144,330,068

Held-to-maturity
Obligations of states and political subdivisions	$2,204,303	$63,980	$(60,047)	$2,208,236

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$32,248,422	$32,251,111
One to five years	270,787	266,921
Five to ten years	1,174,610	1,185,463
Beyond ten years	3,693,105	3,582,009
Mortgage-backed securities-residential	67,325,876	68,134,347

Total	$104,712,800	$105,419,851

Held-to-maturity
Five to ten years	705,601	727,400
Beyond ten years	582,184	603,810

Total	$1,287,785	$1,331,210

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2010
Available-for-sale
Obligations of states and political subdivisions	$3,396,133	$(132,441)	$—	$—	$3,396,133	$(132,441)
Mortgage-backed securities-residential	9,339,682	(69,543)	—	—	9,339,682	(69,543)

Total available-for-sale	$12,735,815	$(201,984)	$—	$—	$12,735,815	$(201,984)

December 31, 2009
Available-for-sale
U. S. Government securities	$252,373	$(87)	$—	$—	$252,373	$(87)
U. S. Government sponsored entities and agencies	4,899,769	(99,536)	—	—	4,899,769	(99,536)
Obligations of states and political subdivisions	3,911,842	(111,291)	—	—	3,911,842	(111,291)
Mortgage-backed securities-residential	46,712,247	(653,436)	—	—	46,712,247	(653,436)

Total available-for-sale	$55,776,231	$(864,350)	$—	$—	$55,776,231	$(864,350)

Held to maturity
Obligations of states and political subdivisions	885,946	(60,047)	—	—	885,946	(60,047)

Proceeds from sales of securities were approximately $92 million and $14 million for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $1,251,526 and $244,774 and gross losses of $59,371 and $0 were realized on these sales during 2010 and 2009, respectively. Additionally, exclusive of gains and losses on sales of securities, investment gains and losses for the six months ended June 30, 2009 were affected by losses recorded of $347,368 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton.
During the first quarter of 2010, the Bank sold one security classified as held-to-maturity. The remaining held-to-maturity security in the Bank’s portfolio was reclassified as available for sale. The approximately $1.3 million residual balance in held-to-maturity securities at June 30, 2010 represents securities held in the portfolio of MNB Investments, Inc., a consolidated subsidiary of the Bank. MNB Investments, Inc. does not intend and it is not more likely than not that it would be required to sell these securities prior to maturity.
Proceeds from sales of securities available for sale were approximately $11 million and $0 for the three months ended June 30, 2010 and 2009, respectively. Gross gains of $238,547 and gross losses of $0 were realized on these sales during the second quarter of 2010 and 2009, respectively.
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
As of June 30, 2010, the Company’s securities portfolio consisted of 64 securities, 14 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and obligations of states and political subdivisions, as discussed below.
Unrealized losses on mortgage-backed securities and obligations of states and political subdivisions have not been recognized into income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

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
The following is a summary of the basic and diluted earnings (loss) per share calculation for the three and six months ended June 30, 2010 and 2009:

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic earnings (loss) per share calculation:

Numerator — Net income (loss)	$471,400	$(1,462,684)	$142,286	$(789,050)
Denominator — Average common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611

Basic net income (loss) per share	$0.18	$(0.56)	$0.05	$(0.30)

Diluted earnings (loss) per share calculation:

Numerator — Net income (loss)	471,400	(1,462,684)	142,286	(789,050)
Denominator — Average common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611
Dilutive shares contingently issuable	—	—	—	—

Average dilutive common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611

Diluted net income (loss) per share	$0.18	$(0.56)	$0.05	$(0.30)
During the three and six months ended June 30, 2010, there were options for the purchase of 122,133 shares outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.
Potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. During the three and six months ended June 30, 2009, due to the net loss, there were 24,421 shares in each time period excluded from this calculation although the exercise price for such shares’ underlying options was less than the fair value of the Company’s common stock.

Note 5. Loans and Allowance for Loan Losses
At June 30, 2010 and December 31, 2009, the Bank’s loans consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Mortgage loans on real estate:
Residential 1-4 family	$85,638	$88,492
Residential multifamily	8,944	7,259
Commercial real estate	131,971	138,374
Construction and land development	99,585	99,771
Second mortgages	8,094	7,127
Equity lines of credit	28,748	29,370

	362,980	370,393

Commercial loans	27,341	30,387

Consumer installment loans:
Personal	3,678	4,513
Credit cards	2,460	2,411

	6,138	6,924

Total Loans	396,459	407,704
Less: Allowance for loan losses	(10,374)	(11,353)

Loans, net	$386,085	$396,351

There were no loans held for sale at June 30, 2010 or December 31, 2009. When the Bank has outstanding loans held for sale, the balance is included in residential 1-4 family loans in the table above.
A summary of transactions in the allowance for loan losses (“AFLL”) for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
ALLL
Balance, beginning of year	$11,353	$5,292
Loans charged off	(1,945)	(2,337)
Recoveries of loans previously charged off	419	13
Provision for loan losses	547	5,181

Balance, end of period	$10,374	$8,149

Individually impaired loans at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Period-end loans with allocated allowance for loan losses	$67,518	$37,953
Period-end loans with no allocated allowance for loan losses	16,883	25,194

Total impaired loans	84,401	63,147

Allowance for loan losses on impaired loans	5,493	5,368
Average of individually impaired loans during the period	76,503	54,480
Amount of partial charge-offs related to impaired loans above	321	2,218
Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of the restructuring, the loans are included in the nonperforming loan balances noted below. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. Restructured loans involve modifications to interest rate that are below market in an effort to minimize losses when temporary relief is believed to be sufficient to allow for borrower cash flows to cover required debt payments until market conditions improve.
The Company has allocated approximately $4,748,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2010. The Company has approximately $72,551,000 outstanding to customers whose loans are classified as TDRs. The Company has committed to lend additional amounts totaling approximately $2,630,000 related to loans classified as TDRs. Specific reserves for loans classified as TDRs are primarily calculated based on future expected cash flows. However, in some instances, loans classified as TDRs are considered collateral dependent and accordingly measured for impairment based on the value of the underlying collateral. The Company may not allocate any specific reserves to the collateral dependent loans. Additionally, certain modifications may only change the timing of cash flows if the loans are placed on interest only payments for a period of time. At June 30, 2010, there were approximately $27,585,000 of accruing restructured loans that remain in a performing status; however, these loans are included in impaired loan totals.
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
Nonperforming loans as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Loans past due over 90 days still on accrual	$170	$68

Nonaccrual loans	59,689	40,548
Note 6. Comprehensive Income (Loss)
Comprehensive income (loss) is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is made up of changes in the unrealized gain (loss) on securities available for sale. Comprehensive income (loss) for the three and six months ended June 30, 2010 was $573,935 and $629,637, respectively, as compared to ($1,124,428) and ($641,601) for the three and six months ended June 30, 2009, respectively.

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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent service provider. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.
Impaired Loans — The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. If the recorded investment in an impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. As a result of partial charge-offs, certain impaired loans are carried at fair value with no allocation. Certain impaired loans are not measured at fair value, which generally includes troubled debt restructurings that are measured for impairment based upon the present value of expected cash flows discounted at the loan’s original effective interest rate, and are excluded from the assets measured on a nonrecurring basis.
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

Assets and Liabilities Measured on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2010 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$17,750,952	$17,750,952
U. S. Government sponsored entities and agencies	14,500,159	14,500,159
Obligations of states and political subdivisions	5,034,393	5,034,393
Mortgage-backed securities-residential	68,134,347	68,134,347

Total available for sale securities	$105,419,851	$105,419,851

		Fair Value Measurements at
		December 31, 2009 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$3,250,551	$3,250,551
U. S. Government sponsored entities and agencies	6,898,369	6,898,369
Obligations of states and political subdivisions	20,123,929	20,123,929
Mortgage-backed securities -residential	114,057,219	114,057,219

Total available for sale securities	$144,330,068	$144,330,068

In January 2010, the FASB updated subtopic 820-10 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2. The Bank monitors the valuation technique utilized by various pricing agencies in the case of the bond portfolio to ascertain when transfers between levels have been affected. For the quarter ended June 30, 2010, there were no transfers between levels.

Assets and Liabilities Measured on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2010 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$5,522,271	$5,522,271
Other real estate	12,107,660	12,107,660

Total Assets Measured at Fair Value on a Non-Recurring Basis	$17,629,931	$17,629,931

		Fair Value Measurements at
		December 31, 2009 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$8,512,991	$8,512,991
Other real estate	12,019,079	12,019,079

Total Assets Measured at Fair Value on a Non-Recurring Basis	$20,532,070	$20,532,070

At June 30, 2010, impaired loans measured at fair value, which are evaluated for impairment using the fair value of collateral, had a carrying amount of $5,933,386, with a valuation allowance of $411,115 resulting in an additional provision for loan losses of $334,400 and $499,627, respectively, for the three and six month periods ended June 30, 2010. At December 31, 2009, impaired loans measured at fair value had a carrying amount of $8,512,991, with no valuation allowance. During 2009, $2,218,028 of outstanding principal was charged off on these loans resulting in an additional provision for loan losses of $2,218,028 for the year ended December 31, 2009. Impaired loans carried at fair value include loans that have been written down to fair value through the partial charge-off of principal balance. Accordingly, these loans do not have a specific valuation allowance as their balances represent fair value.
The June 30, 2010 carrying amount of ORE includes net valuation adjustments of approximately $36,600 and ($149,900), respectively, for the three and six months ended June 30, 2010. The December 31, 2009 carrying amount of ORE includes net valuation adjustments of approximately $938,000. The fair value of ORE is based upon appraisals performed by qualified, licensed appraisers.
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
Federal funds purchased, Federal Reserve Bank advances and securities sold under agreements to repurchase:
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
The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009, not previously presented, are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$28,752	$28,752	$14,105	$14,105
Investment securities held to maturity	1,288	1,331	2,204	2,208
Restricted investments	3,843	N/A	3,816	N/A
Loans, net	386,085	383,235	396,351	396,254
Accrued interest receivable	2,383	2,383	3,045	3,045

Liabilities:
Noninterest-bearing demand deposits	$45,302	$45,302	$47,601	$47,601
NOW accounts	57,216	57,216	112,440	112,440
Savings and money market accounts	64,933	64,933	61,329	61,329
Time deposits	304,693	304,538	289,244	290,534
Subordinated debentures	13,403	7,245	13,403	6,922
Federal funds purchased and securities sold under agreements to repurchase	3,199	3,199	1,776	1,776
Federal Reserve/Federal Home Loan Bank advances	62,700	69,438	62,900	67,989
Accrued interest payable	670	670	606	606
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. Management believes, as of June 30, 2010, that the Bank and Company met all capital adequacy requirements to which it is subject.
As a result of a regulatory examination during the 2009 first quarter, the Bank made certain commitments to its primary federal regulator during the second quarter of 2009, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s ALLL, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has taken action to comply with these requirements and does not believe compliance with these commitments will have a materially adverse impact on its operations; however, failure to comply with these commitments may result in the Bank’s primary federal regulator imposing additional limitations, restraints, conditions or commitments on the Bank.
In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As noted below under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding Resources, Capital Adequacy and Liquidity, the Bank had 9.35% of Tier 1 capital to average assets and 14.41% of total capital to risk-weighted assets ratio at June 30, 2010.
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
To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three and six months ended June 30, 2010. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended June 30, 2010. The Company has also provided some comparisons of the financial data for the three- and six-month periods ended June 30, 2010, against the same periods in 2009, as well as the Company’s year-end results as of and for the year ended December 31, 2009, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.
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
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and below under Part II, Item 1A “Risk Factors” and, without limitation:
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

•
government monetary and fiscal policies as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

•
other factors and information described in this report (including under “Part II, Item 1A. Risk Factors”) and in any of our other reports that we make with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Overview
We conduct our operations, which consist primarily of traditional commercial banking operations, through the Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, our Blount County regional headquarters in Maryville, Tennessee, through eight additional branches in Sevier County, Tennessee, and two additional branches in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate and commercial real estate segments of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has remained relatively strong during recent years and we anticipate that this trend will continue during the remainder of 2010. Additionally, we have a significant concentration of commercial and residential real estate construction and development loans. Economic downturns relating to sales of these types of properties can adversely affect the Bank’s operations creating risk independent of the tourism industry.
In addition to our twelve existing locations, we own one property in Knox County for use in future branch expansion. This property is not currently under development. We regularly evaluate additional sites for future expansion in and around our existing markets. Management does not anticipate construction of any additional branches during 2010.
The increase in net income between the three- and six-month periods ended June 30, 2010 and 2009 was as follows:

	6/30/2010	6/30/2009	$ change	% change
Six months ended
Net Income (loss)	$471,400	$(1,462,684)	$1,934,084	132.23%

Three months ended
Net Income (loss)	142,286	(789,050)	931,336	118.03%
The increase in net income for the second quarter and first six months of 2010 from a net loss during the same time periods in 2009 was primarily the result of a decrease in the Company’s provision for loan losses as discussed in more detail below under Provision for Loan Losses and increases in gains on sales of investment securities. The increase in net income was negatively impacted during the three and six months ended June 30, 2010 by a decrease in net interest income that was the result of compression of our net interest margin and is discussed in more detail below under Net Interest Income and Net Interest Margin. Net income was positively impacted in each time period by an increase in noninterest income as well as a decrease in noninterest expense. The increase in noninterest income was largely the result of increases in gain on investment securities and no OTTI during the first quarter of 2010. The decrease in noninterest expense was primarily attributable to the decrease in salary and employee benefit expense and FDIC assessment expense. Noninterest income and noninterest expense are discussed in more detail under the headings Noninterest Income and Noninterest Expense below.

Basic and diluted earnings per share increased from basic and diluted loss per share of ($0.56) and ($0.56), respectively, in the first six months of 2009 to basic and diluted earnings per share of $0.18 and $0.18, respectively, in the first six months of 2010. During the second quarter of 2010, basic and diluted earnings per share increased to $0.05 and $0.05, respectively, from basic and diluted loss per share of ($0.30) and ($0.30), respectively, in the second quarter of 2009. The change in net earnings per share for the three and six months ended June 30, 2010, as compared to net loss per share for the same periods in 2009, was due primarily to the increase in net income during both periods.
The change in total assets, total liabilities and shareholders’ equity for the six months ended June 30, 2010, was as follows:

	6/30/10	12/31/09	$ change	% change
Total Assets	$603,402,256	$639,739,030	$(36,336,774)	-5.68%
Total Liabilities	555,371,354	592,369,875	(36,998,521)	-6.25%
Shareholders’ Equity	48,030,902	47,369,155	661,747	1.40%
The net decrease in total liabilities was primarily attributable to a decrease in NOW accounts of approximately $55 million, as discussed in more detail below under Deposits, and was offset in part by an increase in time deposits of approximately $15 million. The net decrease in total assets was primarily the result of a decrease in securities of approximately $40 million, as discussed in more detail below under Investment Securities, and a decrease in net loans of approximately $10 million, offset in part by an approximately $15 million increase in cash and cash equivalents.
The increase in shareholders’ equity was primarily attributable to the increase in net income. Additionally, the increase in accumulated other comprehensive income of approximately $158,000 for the six-month period ended June 30, 2010 contributed to the increase in shareholders’ equity. Accumulated other comprehensive income (loss) represents the unrealized gain or loss on available for sale securities consisting of U. S. Treasury and Agency securities, mortgage-backed securities and bonds issued by municipalities, net of income taxes.
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

Balance Sheet Analysis
The following table presents an overview of selected period-end balances at June 30, 2010 and December 31, 2009, as well as the dollar and percentage change for each:

	6/30/10	12/31/09	$ change	% change
Cash and equivalents	$28,752,451	$14,104,636	$14,647,815	103.85%
Loans	396,458,446	407,704,446	(11,246,000)	-2.76%
Allowance for loan losses	10,373,567	11,353,438	(979,871)	-8.63%
Investment securities	106,707,636	146,534,371	(39,826,735)	-27.18%
Premises and equipment	33,170,055	33,709,282	(539,227)	-1.60%
Other real estate owned	15,092,840	14,575,368	517,472	3.55%

Noninterest-bearing deposits	45,301,795	47,600,944	(2,299,149)	-4.83%
Interest-bearing deposits	426,841,188	463,013,197	(36,172,009)	-7.81%

Total deposits	472,142,983	510,614,141	(38,471,158)	-7.53%

Federal Reserve/Federal Home
Loan Bank advances	$62,700,000	$62,900,000	$(200,000)	-0.32%
Loans
At June 30, 2010, loans comprised 75.4% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to the decrease in commercial real estate, 1-4 family residential and commercial loans, which was primarily the result of the general pay down of loan balances pursuant to management’s strategy to reduce loans during this period of economic stress. Additionally, properties that previously secured loans of approximately $2.9 million were transferred to ORE during the first six months of 2010. Total earning assets, as a percentage of total assets, were 87.1% at June 30, 2010, compared to 86.3% at December 31, 2009, and 88.0% at June 30, 2009. Total earning assets relative to total assets increased for the six-month period ended June 30, 2010 due to the increase in federal funds sold and the decrease in total assets. The percentage decreased when compared to June 30, 2009 due to the decrease in loans and securities. The average yield on loans, including loan fees, during the first six months of 2010 was 5.20% compared to 6.33% for the first six months of 2009. The decrease in the average yield on loans was the result of several factors including the increase in non-accrual loans, the increase in TDRs involving interest rate concessions, the decrease in loan fees due to reduced loan origination activity as well as the continued effects of the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008. Due to varying loan repricing speeds, reductions in market interest rates are not immediately effective for our portfolio as a whole. As a result, loan yields decreased throughout 2009 and our loan portfolio was likely much closer to its yield floor, excluding the effects of non-performing assets, during the first six months of 2010 than was the case during the first six months of 2009.
The increase in the Bank’s ORE balance during the six month period ended June 30, 2010 was the net result of the foreclosure of additional properties offset by the sale of certain properties previously held as ORE. One property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,750,000, or 31%, of the ORE balance at June 30, 2010 (included in multifamily residential properties in the table below). The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.

The following table presents the Company’s total ORE balance by property type:

	June 30, 2010	December 31, 2009
	(in thousands)
Construction, land development and other land	$4,236	$5,834
1-4 family residential properties	3,752	2,788
Multifamily residential properties	4,750	4,860
Nonfarm nonresidential properties	2,355	1,093

Total	$15,093	$14,575

As a result of a regulatory examination during the first quarter of 2009, the Bank made certain commitments to its primary federal regulator during the second quarter of 2009, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s Allowance for Loan Losses, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has taken action to comply with these measurements and does not believe compliance with these commitments will have a materially adverse impact on its operations; however, failure to comply with these commitments may result in the Bank’s primary federal regulator imposing additional limitations, restraints, conditions or commitments on the Bank.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, underlying collateral values securing loans, cash flow analyses, current economic conditions, results of regulatory examinations, and other factors which affect the allowance for potential credit losses. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for collateral dependent loans. These appraisals are obtained at least annually and are judgmentally discounted to reflect current market conditions, less estimated costs to sell. During the first quarter of 2010, management enhanced its assessment of the allowance for loan losses by incorporating the results of a comprehensive migration analysis. The study provided more precise historical loss trends and percentages attributable to specific loan grades and types than were previously available. Consideration was given to recent charge off experience which management believes is a more reliable basis due to current economic conditions. The study did not have a material effect on the outcome of the allowance calculation; rather it supported management’s ongoing evaluation of probable incurred losses present in the portfolio. The Bank operates primarily in Sevier County, Tennessee, with expanding operations in Blount County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review program on a quarterly basis prepares an analysis of the credit quality of the loan portfolio which is reviewed by the Company’s Board of Directors.
Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the level of risk in the loan portfolio. During the OCC’s routine examinations of the Bank, they may advise us to make additional provisions to our allowance for loan losses, which would negatively impact our results of operations, when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the Bank’s management.

The following table presents the Bank’s delinquent and nonaccrual loans for the periods indicated:

	Past due 30 to		Past due 90 days
	89 days and still	% of total	or more and	% of total		% of total
	accruing	loans	still accruing	loans	Nonaccrual	loans
	($ in thousands)
As of June 30, 2010
Construction, land development and other land loans	$433	0.11%	$—	0.00%	$37,008	9.33%
Commercial real estate	5,131	1.29%	—	0.00%	9,255	2.33%
Consumer real estate	1,476	0.37%	—	0.00%	13,359	3.37%
Commercial loans	230	0.06%	170	0.04%	67	0.02%
Consumer loans	63	0.02%	—	0.00%	—	0.00%

Total	$7,333	1.85%	$170	0.04%	$59,689	15.06%

As of December 31, 2009
Construction, land development and other land loans	$656	0.16%	$43	0.01%	$21,596	5.30%
Commercial real estate	126	0.03%	—	0.00%	11,003	2.70%
Consumer real estate	1,125	0.28%	—	0.00%	7,864	1.93%
Commercial loans	138	0.03%	—	0.00%	75	0.02%
Consumer loans	81	0.02%	25	0.01%	10	0.00%

Total	$2,126	0.52%	$68	0.02%	$40,548	9.95%

Delinquent and nonaccrual loans at both June 30, 2010 and December 31, 2009 consisted primarily of construction and land development loans and commercial and consumer real estate loans. The majority of the increase in loans delinquent 30 to 89 days, which was largely isolated to commercial real estate loans, was attributable to one loan of approximately $4.4 million, rather than a further deterioration of the portfolio generally. The increase in nonaccrual loans was the result of continued stress in the local real estate market as discussed in more detail below. The approximately $15 million increase in nonaccrual construction and land development loans was primarily the result of placing two loans, one for approximately $7 million and one for approximately $4 million, on nonaccrual status during the first six months of 2010. The approximately $5 million increase in nonaccrual consumer real estate loans was primarily the result of placing two loan customers, each representing between approximately $1.8 and $2 million, on nonaccrual status during the six months ended June 30, 2010. These loans were previously being monitored through the criticized asset report. Despite the increase in nonaccrual loans, we have seen positive repayment activity on these loans. At June 30, 2010, approximately $3.5 million were 30-89 days past due, a decline from approximately $5.9 million at December 31, 2009. Nonaccrual loans past due 90 days or more were approximately $1.2 million at June 30, 2010 and December 31, 2009. Certain nonaccrual loans, including the approximately $7 million construction and land development loan mentioned above, are carried on a cash basis nonaccrual status until an acceptable payment history can be established to support placing the loan back on accrual. During this time, the loans continue to be reported as non-performing assets while payments are being collected.
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

Notwithstanding the general favorable trends in tourism, residential and commercial real estate sales continued to be weak throughout 2009 and into the first half of 2010, following the same pattern that existed during the second half of 2008. The extended period of reduced real estate sales negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2009 had an adverse impact on overall real estate values; however, these values showed modest signs of stabilization during the first six months of 2010 relieving some of the continuous, downward stress affecting the real estate collateral securing the Bank’s loans. While this price stabilization is positive compared to circumstances present in 2009, any favorable trends would have to be more significant and prolonged to provide substantial benefit to the local real estate market. The challenging economic environment has had the greatest effect on the construction and development portfolio resulting in the significant increase in nonaccrual loans beginning during the fourth quarter of 2008 and continuing through the second quarter of 2010. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations on a timely basis. Developers that do not have adequate cash flow or cash reserves to sustain the required interest payments on their loans during this period of economic stress have been unable to continue their developments. As a result, the Bank has classified a significant portion of these loans as non-performing assets and has entered into workout arrangements for certain of these loans.
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
Problem loans are identified and monitored by the Bank’s criticized loan report which is generated during the loan review process. This process includes review and analysis of the borrower’s financial statements and cash flows, delinquency reports and collateral valuations. The criticized loan report includes all loans determined to be impaired and management determines the proper course of action relating to these loans and receives monthly updates as to the status of the loans.

The following table presents impaired loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)
Construction, land development and other land loans	$38,724	9.77%	$27,213	6.67%
Commercial real estate	15,643	3.95%	13,224	3.24%
Consumer real estate	29,836	7.53%	22,616	5.55%
Other loans	198	0.05%	94	0.02%

Total	$84,401	21.29%	$63,147	15.49%

The increase in impaired loans during the six months ended June 30, 2010 was primarily the result of the continued weakness in the residential and commercial real estate market in the Bank’s market areas, and was primarily due to the addition of five loan customers representing approximately $19 million of the increase during the first six months of 2010. Within this segment of the portfolio, the Bank makes loans to, among other borrowers, home builders and developers of land. These borrowers continue to experience stress during the current challenging economic environment due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to slow. Continuation of the challenging economic environment will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may continue to negatively impact the Company’s results of operations. Although impaired loans increased approximately $21 million during the first six months of 2010, a significant percentage of these loans were previously on the criticized loan report and had been reviewed for potential losses. The inclusion of these loans in the impaired loan category did not have a material impact on the Bank’s provision expense in the quarter or the first six months of 2010. Many of the Bank’s impaired loans are impaired only to the extent that the terms of the loans were modified and meet the definition of a TDR.
TDRs at June 30, 2010 totaled approximately $72,551,000 which is 86.0% of total impaired loans. The TDRs related primarily to 1-4 family residential loans totaling approximately $23,084,000, or 27.4% of impaired loans, construction and development loans totaling approximately $28,748,000, or 34.1% of impaired loans and commercial real estate loans totaling approximately $18,040,000, or 21.4% of impaired loans. The loans are classified as TDRs due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term. These restructures are done to maximize collection of principal and interest.
The Bank’s allowance for loan losses as a percentage of total loans at June 30, 2010 and December 31, 2009 was as follows:

	Allowance for	Total	% of total
	loan losses	loans	loans
	($ in thousands)
As of:
June 30, 2010	$10,374	$396,458	2.62%
December 31, 2009	11,353	407,704	2.78%

Management considers the current level of its allowance for loan losses at June 30, 2010 to be adequate to absorb probable incurred losses. Net charge-offs of loans began increasing during the third quarter of 2008 and continued to increase throughout 2009, as anticipated. While net charge-offs remained at historically high levels when compared to years prior to 2009, the number and volume of losses declined in the second quarter and first six months of 2010 when compared to what was experienced during 2009. Charge-off activity is discussed in more detail under Provision for Loan Losses below. Management believes adequate provision has been made in the allowance for loan loss balance for the identified loans, including the loans that were delinquent at June 30, 2010 that management believes will result in additional charge-offs. The results of the migration analysis integrated in the allowance calculation during the first quarter of 2010 provided management with more detailed, informative historical data than was previously available. This data was used to narrow and refine management’s calculation and supported management’s previous estimation of the adequacy of the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.
Investment Securities
Our investment portfolio consists of U.S. Treasury securities, securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.7% of total assets at quarter-end, down from 23.0% at December 31, 2009, reflecting a decrease in investment securities during the first six months of 2010. The approximately $40 million decrease in investment securities during the six months ended June 30, 2010 was liquidated through U.S Treasury securities that matured during the second quarter of 2010 and is primarily attributable to decreased pledging requirements related to the anticipated reduction in municipal deposits discussed in more detail below and under Deposits. Municipal deposits, which are secured by a portion of the Bank’s investment securities, decreased approximately $58 million, or 58%, during the first six months of 2010 from approximately $100 million at December 31, 2009 to approximately $42 million at June 30, 2010. Pledging requirements for municipal deposits have decreased approximately $64 million from approximately $115 million to approximately $52 million at December 31, 2009 and June 30, 2010, respectively. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. In addition to securing public deposits, we also use our investment securities portfolio to meet pledging requirements for borrowings. The average yield on our investment securities portfolio during the first six months of 2010 was 2.12% versus 4.23% for the first six months of 2009. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, increased by $158,237, net of income taxes, during the first six months of 2010 from $283,014 at December 31, 2009, to $441,251 at June 30, 2010.
During the third quarter of 2009, in an effort to improve the Bank’s long-term liquidity position, management developed a strategy that would reduce the size of the Bank’s assets between $50 million and $100 million. A central element of this strategy entails not bidding to retain certain public deposits as the contracts come up for renewal. These deposits are collateralized with securities representing up to 126% of the value of the deposits. In preparation to liquidate the securities pledged to secure the public funds as the funds are drawn out of the Bank, management sold substantial portions of its mortgage-backed and municipal securities and re-invested the proceeds in short-term U.S. Treasury and government agency securities. In most cases, the securities were sold at a gain. The distribution of the portfolio changed considerably from December 31, 2009 to June 30, 2010 as shown in more detail under Note 3 Investment Securities of the Notes to Consolidated Financial Statements. These changes caused a decrease in the yield on investment securities during the first six months of 2010 as the rates earned on short-term U.S. Treasury and government agency securities are significantly lower than the rates earned on mortgage-backed and municipal securities. The yield will remain depressed as long as and to the extent that the Bank holds these types of investments.

Deposits
The table below sets forth the total balances of deposits by type as of June 30, 2010 and December 31, 2009, and the dollar and percentage change in balances over the intervening period:

	June 30,	December 31,	$	%
	2010	2009	change	change
	(in thousands)

Non-interest bearing accounts	$45,302	$47,601	$(2,299)	-4.83%

NOW accounts	57,216	112,440	(55,224)	-49.11%

Money market accounts	41,830	40,809	1,021	2.50%

Savings accounts	23,102	20,520	2,582	12.58%

Certificates of deposit	226,612	200,949	25,663	12.77%

Brokered deposits	57,284	69,871	(12,587)	-18.01%

Individual retirement accounts	20,797	18,424	2,373	12.88%

TOTAL DEPOSITS	$472,143	$510,614	$(38,471)	-7.53%

The decrease in non-interest bearing demand deposits is due to seasonal expenditures and other factors by businesses primarily relating to the tourist industry. These accounts typically reduce during the first quarter each year and subsequently begin to increase at various speeds throughout the rest of the year depending on tourism activity. There has not been any measurable shift of deposits from this category to any other category.
The balance in NOW accounts primarily consists of public funds deposits. As discussed under Investment Securities, management anticipated the significant reduction in NOW accounts during the first six months of 2010 that was the result of withdrawal of the deposits of a local municipal entity upon contract renewal. Public funds are generally obtained through a bidding process under varying terms.
The increase in certificates of deposit was the result of an increase in customer deposits and acceptance of deposits through a national listing service. At June 30, 2010, brokered deposits represented approximately 12.1% of total deposits and management intends to seek to further reduce the level of brokered deposits approximately $30 million during the remaining part of 2010.
The increase in savings deposits is the result of the continued success of our competitive rate savings product.
The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the six-month period ended June 30, 2010 was 1.81%, down from 2.34% for the same period a year ago reflecting the continuing effects of the Federal Open Market Committee’s rate cuts. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of these rate cuts.

Funding Resources, Capital Adequacy and Liquidity
Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured and unsecured Federal Funds lines of credit at several correspondent banks. Those lines totaled $18 million as of June 30, 2010, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had approximately $37 million of additional borrowing capacity from the FHLB at June 30, 2010. Additionally, the Bank has a line of credit from the Federal Reserve Discount Window that totaled approximately $21 million at June 30, 2010, none of which was borrowed as of that date. The borrowing capacity can be increased based on the amount of collateral pledged.
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
Following passage of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), bank holding companies like the Company must be subject to capital requirements that are at least as severe as those imposed on banks under current federal regulations. Trust preferred and cumulative preferred securities will no longer be deemed Tier 1 capital for bank holding companies following passage of the Reform Act, but trust preferred securities issued by bank holding companies with under $15 billion in total assets at December 31, 2009 will be grandfathered in and continue to count as Tier 1 capital. Accordingly, the Company’s trust preferred securities will continue to count as Tier 1 capital.
The table below sets forth the Company’s capital ratios as of the periods indicated.

	June 30,	December 31,
	2010	2009
Tier 1 Risk-Based Capital	13.26%	12.89%
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.52%	14.16%
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	9.42%	9.23%
Regulatory Minimum	4.00%	4.00%
The table below sets forth the Bank’s capital ratios as of the periods indicated.

	June 30,	December 31,
	2010	2009
Tier 1 Risk-Based Capital	13.15%	12.75%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	14.41%	14.02%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

Tier 1 Leverage	9.35%	9.14%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%

Based on currently applicable statutory guidelines regarding capital levels, management believes the Bank was “well capitalized” at June 30, 2010.
In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As noted above, the Bank had 9.35% of Tier 1 capital to average assets and 14.41% of total capital to risk-weighted assets at June 30, 2010. The Bank’s Tier 1 capital at June 30, 2010 was approximately $2,172,000 above the amount needed to meet the agreed-upon Tier 1 capital to average assets ratio of 9%. The Bank’s total risk-based capital at June 30, 2010 was approximately $6,312,000 above the amount needed to meet the agreed-upon total capital to risk-weighted assets ratio of 13%. Management’s strategy to reduce total assets noted above improved the Company’s and the Bank’s Tier 1 capital to average assets ratio during the second quarter of 2010 and should continue to positively impact the ratio during the remaining part of the year. Management does not anticipate falling below the minimum capital requirements during 2010.
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

Following is a summary of the commitments outstanding at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in thousands)

Commitments to extend credit	$44,294	$50,702
Standby letters of credit	3,935	5,801

TOTALS	$48,229	$56,503

Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Reflecting current economic conditions in our market, commitments to fund commercial real estate, construction, and land development loans decreased by approximately $3,694,000 to approximately $11,357,000 at June 30, 2010, compared to commitments of approximately $15,051,000 at December 31, 2009.

Income Statement Analysis
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):
Net Interest Income Analysis
For the Six Months Ended June 30, 2010 and 2009
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Loans	$404,411	$419,040	$10,419	$13,149	5.20%	6.33%
Investment Securities:
Available for sale	139,253	151,691	1,390	3,179	2.01%	4.23%
Held to maturity	1,424	2,134	31	42	4.39%	3.97%
Equity securities	3,830	3,980	96	92	5.05%	4.66%

Total securities	144,507	157,805	1,517	3,313	2.12%	4.23%
Federal funds sold and other	19,959	12,556	27	11	0.27%	0.18%

Total interest-earning assets	568,877	589,401	11,963	16,473	4.24%	5.64%
Nonearning assets	73,957	72,700

Total Assets	$642,834	$662,101

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	138,507	156,153	778	960	1.13%	1.24%
Savings deposits	22,300	16,485	136	115	1.23%	1.41%
Time deposits	308,669	302,153	3,294	4,432	2.15%	2.96%

Total interest bearing deposits	469,476	474,791	4,208	5,507	1.81%	2.34%
Securities sold under agreements to repurchase	1,918	4,501	14	52	1.47%	2.33%
Federal Home Loan Bank advances and other borrowings	64,990	71,369	1,291	1,315	4.01%	3.72%
Subordinated debt	13,403	13,403	162	220	2.44%	3.31%

Total interest-bearing liabilities	549,787	564,064	5,675	7,094	2.08%	2.54%
Noninterest-bearing deposits	42,897	42,402	—	—

Total deposits and interest-bearings liabilities	592,684	606,466	5,675	7,094	1.93%	2.36%

Other liabilities	2,566	3,196
Shareholders’ equity	47,584	52,439

	$642,834	$662,101

Net interest income			$6,288	$9,379

Net interest spread (1)					2.16%	3.10%
Net interest margin (2)					2.23%	3.21%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

Net Interest Income Analysis
For the Three Months Ended June 30, 2010 and 2009
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Loans	$401,946	$416,531	$5,271	$6,419	5.26%	6.18%
Investment Securities:
Available for sale	131,367	168,778	582	1,590	1.78%	3.78%
Held to maturity	1,278	2,146	15	23	4.71%	4.30%
Equity securities	3,842	3,812	48	46	5.01%	4.84%

Total securities	136,487	174,736	645	1,659	1.90%	3.81%
Federal funds sold and other	16,844	12,615	16	6	0.38%	0.19%

Total interest-earning assets	555,277	603,882	5,932	8,084	4.28%	5.37%
Nonearning assets	74,870	78,591

Total Assets	$630,147	$682,473

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	121,475	160,315	332	495	1.10%	1.24%
Savings deposits	22,594	16,829	63	54	1.12%	1.29%
Time deposits	308,885	320,160	1,634	2,183	2.12%	2.73%

Total interest bearing deposits	452,954	497,304	2,029	2,732	1.80%	2.20%
Securities sold under agreements to repurchase	2,262	5,127	8	29	1.42%	2.27%
Federal Home Loan Bank advances and other borrowings	67,056	66,998	652	652	3.90%	3.90%
Subordinated debt	13,403	13,403	82	110	2.45%	3.29%

Total interest-bearing liabilities	535,675	582,832	2,771	3,523	2.07%	2.42%
Noninterest-bearing deposits	43,336	43,919	—	—

Total deposits and interest-bearings liabilities	579,011	626,751	2,771	3,523	1.92%	2.25%

Other liabilities	3,472	3,303
Shareholders’ equity	47,664	52,419

	$630,147	$682,473

Net interest income			$3,161	$4,561

Net interest spread (1)					2.21%	2.95%
Net interest margin (2)					2.28%	3.03%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2010 Compared to 2009
	Increase (decrease)
	due to change in
Six months ended June 30, 2010 and 2009	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(2,270)	$(460)	$(2,730)
Interest on securities	(1,516)	(280)	(1,796)
Interest on Federal funds sold and other	9	7	16

Total interest income	(3,777)	(733)	(4,510)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(87)	(74)	(161)
Interest on time deposits	(1,234)	96	(1,138)
Interest on other borrowings	39	(159)	(120)

Total interest expense	(1,282)	(137)	(1,419)

Net interest income	$(2,495)	$(596)	$(3,091)

Three months ended June 30, 2010 and 2009	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(923)	$(225)	$(1,148)
Interest on securities	(651)	(363)	(1,014)
Interest on Federal funds sold and other	8	2	10

Total interest income	(1,566)	(586)	(2,152)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(51)	(103)	(154)
Interest on time deposits	(472)	(77)	(549)
Interest on other borrowings	(23)	(26)	(49)

Total interest expense	(546)	(206)	(752)

Net interest income	$(1,020)	$(380)	$(1,400)

The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Six months ended				Three months ended
	6/30/10	6/30/09	$ change	% change	6/30/10	6/30/09	$ change	% change
Interest income:
Loans	$10,419	$13,149	(2,730)	-20.76%	$5,271	$6,419	(1,148)	-17.88%
Securities	1,517	3,313	(1,796)	-54.21%	644	1,659	(1,015)	-61.18%
Fed funds sold/other	27	11	16	145.45%	17	6	11	183.33%

Total Interest income	11,963	16,473	(4,510)	-27.38%	5,932	8,084	(2,152)	-26.62%
Interest Expense:
Deposits	4,208	5,507	(1,299)	-23.59%	2,029	2,732	(703)	-25.73%
Other borrowed funds	1,467	1,587	(120)	-7.56%	742	791	(49)	-6.19%

Total interest expense	5,675	7,094	(1,419)	-20.00%	2,771	3,523	(752)	-21.35%

Net interest income	6,288	9,379	(3,091)	-32.96%	3,161	4,561	(1,400)	-30.70%
Provision for loan losses	547	5,181	(4,634)	-89.44%	334	2,371	(2,037)	-85.91%

Net interest income after provision for loan losses	5,741	4,198	1,543	36.76%	2,827	2,190	637	29.09%
Noninterest income	3,454	2,265	1,189	52.49%	1,478	1,206	272	22.55%
Noninterest expense	8,840	9,446	(606)	-6.42%	4,257	4,981	(724)	-14.54%

Net income (loss) before income tax benefit	355	(2,983)	3,338	111.90%	48	(1,585)	1,633	103.03%
Income tax benefit	(116)	(1,520)	1,404	92.37%	(94)	(796)	702	88.19%

Net income (loss)	$471	$(1,463)	$1,934	132.19%	$142	$(789)	$931	118.00%

Net Interest Income and Net Interest Margin
Interest Income
The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the six months ended June 30, 2010 as compared to the same period in 2009 was the result of a decrease in the average rate earned on loans as well as a decrease in the volume of average loans. The decrease in the average yield on loans was the result of several factors including the increase in non-accrual loans, the increase in TDRs involving interest rate concessions, the decrease in loan fees due to reduced loan origination activity as well as the continued effects of the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008. Average loans outstanding decreased approximately $14,629,000, or 3.5%, from June 30, 2009 to June 30, 2010. Interest income on securities decreased during the six-month period ended June 30, 2010 as compared to the same period in 2009 due to the 211 basis point decrease in the yield earned on securities. The yield reduction is due to the transfer of a large portion of our investment securities portfolio from higher to lower yielding bonds as discussed in more detail under Investment Securities. The decrease in interest income on securities was also attributable to a decrease in the average balance of securities of approximately $13,298,000, or 8.4%, from June 30, 2009 to June 30, 2010. Additionally, interest income on federal funds sold/other increased due to an increase in the average balance and the yield earned on balances outstanding.
Interest income decreased for the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009 as a result of the same factors mentioned in the above paragraph.

Interest Expense
The decrease in interest expense for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to the reduction in the average cost of the majority of our interest-bearing liabilities, predominantly the cost of time and interest bearing demand deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, decreased approximately $5,315,000, or 1.1%, for the first six months of 2010 compared to the first six months of 2009. Additionally, the average rate paid on total interest bearing deposits decreased 53 basis points between the two periods contributing to the net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the six-month period ended June 30, 2010 compared to the same period in 2009 due to a decrease in the average borrowed funds balance of approximately $8,962,000, or 10.0%, during the periods compared. The average rate paid on these liabilities increased 10 basis points, partially offsetting the reduction in interest expense. The cost of FHLB advances and other borrowings increased during the first six of 2010 because the average balance outstanding during the first six months of 2009 included a significant amount of lower-cost borrowings, such as federal funds purchased, that were not outstanding during the first six months of 2010 and that effectively decreased the overall cost of that category during that time period. The average balance of subordinated debentures did not change from June 30, 2009 to June 30, 2010. Therefore, the 87 basis point decrease in the rate paid on this debt for the six-month period ended June 30, 2010 compared to the same period in 2009 resulted in an overall decrease in the related interest expense.
Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first six months of 2010 compared to the first six months of 2009. The largest factor contributing to the overall reduction in expense was a reduction in the rate paid on time deposits. The decline in the cost of time deposits resulted in a decrease in interest expense related to these deposits even with an increase in the average balance outstanding. Additionally, the average balance of interest bearing demand deposits decreased approximately $17,646,000, or 11.3%, during the first six months of 2010 when compared to the first six months of 2009 as a result of the decrease in public funds deposits discussed above under Deposits. The rate paid on these deposits decreased 11 basis points during the same time period.
Interest expense decreased for the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009 as a result of the same factors mentioned in the above paragraph with the exception of the increase in average time deposits outstanding and the increase in the rate paid for other borrowings. For the three-month periods compared, average time deposits outstanding decreased approximately $11,275,000, or 3.5%, primarily as a result of the decrease in brokered deposits, contributing to the reduction in interest expense. The decrease in interest expense on other borrowings during the second quarter of 2010 when compared to the second quarter of 2009 was partially related to a reduction in rate. The composition of average borrowed funds outstanding during each period was approximately the same.
Net Interest Income
The decrease in net interest income before the provision for loan losses for the three- and six-month periods ended June 30, 2010 when compared to the same periods in 2009 was primarily the result of the decrease in interest income on loans and securities. Net interest income for the two periods was also influenced by decreases in the volume of interest-earning assets and interest-bearing liabilities as well as decreases in rates earned and paid on these interest-sensitive balances.

Net Interest Margin
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, decreased 75 and 98 basis points, respectively, for the second quarter and first six months of 2010 compared to the same periods in 2009. The decrease in our net interest margin reflects a decrease in the average spread during the first six months of 2010 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 140 basis points to 4.24% at June 30, 2010, as compared to 5.64% at June 30, 2009, and the rates we paid on interest-bearing liabilities, which had a significantly less substantial decrease of 46 basis points in the overall rate to 2.08% at June 30, 2010, versus 2.54% at June 30, 2009. During the second quarter of 2010, our interest-earning assets had a decrease in overall yield of 109 basis points to 4.28% at June 30, 2010, as compared to 5.37% at June 30, 2009, and our interest-bearing liabilities had a considerably smaller decrease of 35 basis points in the overall rate to 2.07% at June 30, 2010, versus 2.42% at June 30, 2009. Our net interest margin was also negatively impacted by an increase in the average balance of nonaccrual loans. For the six-month period ended June 30, 2010, when compared to the same period in 2009, average nonaccrual loans increased approximately $35,678,000, or 183.6%, from approximately $19,432,000 at June 30, 2009 to $55,110,000 at June 30, 2010. For the second quarter of 2010, when compared to the second quarter of 2009, average nonaccrual loans increased approximately $36,991,000, or 171.1%, from approximately $21,621,000 at June 30, 2009 to $58,612,000 at June 30, 2010. The negative effects of these changes will continue as long as and to the extent that the average balance of nonaccrual loans remains elevated.
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
The following table summarizes our loan loss experience and provision for loan losses for the three and six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Charge-offs:
Construction and land development	$517	$1,616	$227	$658
Equity Lines of Credit	81	188	27	121
Residential 1-4 family	221	160	108	104
Residential multifamily	—	170	—	170
Commercial real estate	700	—	652	—
Commercial loans	211	50	211	—
Consumer loans	215	153	111	84
Recoveries:
Construction and land development	(388)	—	(388)
Equity Lines of Credit	(1)	(1)	—	(1)
Consumer loans	(30)	(13)	(12)	(8)

Net charge-offs	1,526	2,323	936	1,128

Average balance of loans outstanding	404,411	419,040	401,946	416,531
Annualized net charge-offs as % of average loans	0.76%	1.12%	0.93%	1.09%
Provision for loan losses	547	5,181	334	2,371

As mentioned above in the section titled Allowance for Loan Losses, management determines the necessary amount, if any, to increase the allowance account through the provision for loan losses. The decrease in the provision for loan losses during the second quarter and first six months of 2010 as compared to the same periods in 2009 was primarily due to the structure of the loan portfolio during the periods compared. The deterioration in the Bank’s asset quality regarding loans occurred primarily during 2009 and the provision expense and resulting increase in the balance of the allowance for loan losses was considered to be adequate for the perceived risks provided for during each period of 2009. Risk management activities have included making policy changes to tighten underwriting and curtailing activities in higher risk segments. Due to the declining balance of the Bank’s loan portfolio during 2009 and continuing through the first six months of 2010, and management’s on-going comprehensive review of its loan portfolio, the provision expense incurred during 2010 is considered adequate to maintain an appropriate balance in the allowance for loan losses during the second quarter and first six months of 2010. The balance of loans not considered impaired reduced approximately $10 million during the second quarter of 2010 which led to a reduced provision expense during the quarter for those loans.
The balance of the allowance for loan losses increased approximately $6.1 million during 2009 from approximately $5.3 million at December 31, 2008 to approximately $11.4 million at December 31, 2009. While charge-offs remain at historically high levels when compared to 2008 and years prior, the volume and rate of charge-offs decreased during the second quarter and first six months of 2010, as noted above, when compared to activity throughout 2009. Additionally, during the first quarter of 2010, management incorporated the results of a migration analysis into its assessment of the allowance for loan losses. The study provided more precise historical loss trends and percentages attributable to specific loan grades and types than were previously available allowing management to refine the allocation of the allowance for loan losses among the various categories assessed as part of the calculation. The study supported management’s ongoing evaluation of probable incurred losses present in the portfolio and did not have a material effect on the outcome of the allowance calculation. Management continues to thoroughly review the loan portfolio with particular emphasis on construction and land development loans and we believe we have identified and adequately provided for losses present in the loan portfolio; however, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to this portion of the loan portfolio could have an added adverse impact and require additional provision expense.
As noted in the table above, the majority of net charge-offs were related to commercial real estate and construction and land development loans. Three charge-offs, one for approximately $566,000 in the commercial real estate category, and two in the construction and land development category, one for approximately $290,000 and one for approximately $197,000, represent approximately 54.2% of total charge-offs. All charged off loans were fully reserved prior to the actual charge-off during 2009 and 2010. As noted above in the section titled Allowance for Loan Losses, construction and land development loans have had the most severe impact due to the current economic climate. The charge-off amount for these loans has been due primarily to price declines in the underlying collateral value of the real estate securing these loans. The general price declines of real estate showed signs of potential stabilization during the first six months of 2010; however, improvement in this area would have to be more significant and prolonged to provide any substantial benefit to the local real estate market. Credit risk trends have begun to stabilize or slightly improve during 2010 as compared to 2009 and the strength of the local tourism industry is having a significant impact in this area. Merchants are reporting substantial increases in revenue compared to the past two years with estimates ranging from five percent to fifteen percent.

Non-Interest Income
Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The increase in non-interest income for the three and six months ended June 30, 2010, was primarily attributable to an increase in investment gains resulting from the Bank’s strategy to improve its long-term liquidity position as discussed in more detail above under Investment Securities. Additionally, there was an approximately $347,000 impairment loss on securities recorded during the first six months of 2009 that reduced noninterest income as compared to the first quarter of 2010. The increase in non-interest income was positively impacted during second quarter and first six months of 2010 by an increase in other fees and commissions, primarily related to credit and debit card processing fees and ATM fees, as well as an increase in other noninterest income which was largely the result of an increase in income generated by the Bank’s investment in the Appalachian Funds For Growth II partnership. The increase in non-interest income was negatively impacted by a decrease in deposit service charges during each period compared, primarily non-sufficient fee income from overdrafts of demand deposit accounts.
The following table presents the main components that make up the changes in non-interest income:

	Six months ended				Three months ended
	6/30/10	6/30/09	$ change	% change	6/30/10	6/31/09	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Investment gains and losses, net	$1,192	$245	947	386.53%	$239	$—	239	100.00%
Loss on impairment of securities	—	(347)	347	-100.00%	—	—	—	0.00%
Service charges on deposit accounts	845	1,195	(350)	-29.29%	446	618	(172)	-27.83%
Other fees and commissions	682	581	101	17.38%	356	319	37	11.60%
Other noninterest income	434	203	231	113.79%	221	85	136	160.00%
Net gain on other real estate	232	291	(59)	-20.27%	193	129	64	49.61%
Non-Interest Expense
The Company’s net income during the three and six months ended June 30, 2010, as compared to the same periods in 2009, was positively impacted by the decrease in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The decrease in non-interest expense from the second quarter and first six months of 2009 to the second quarter and first six months of 2010 relates primarily to a decrease in salary and employee benefit expenses as well as a decrease in FDIC assessment expense. The increase in the Bank’s ORE expense related to maintenance and upkeep of our foreclosed properties for the three- and six-month periods ended June 30, 2010 negatively affected the general decrease in non-interest expense.
Additionally, the decrease in non-interest expense during each period compared resulted from the effects of several cost cutting initiatives enacted during the first quarter of 2010. The Bank identified and took steps to implement several cost cutting measures in an effort to improve its profitability during 2010. These measures include, but are not limited to, areas such as employee related expenses, business travel and other discretionary spending, equipment and supply expenses and marketing expenses. Salary and benefit savings from staff reductions as well as reductions in remaining employees’ salaries, health insurance costs, 401(k) match expenses and fees paid to members of the board of directors, among other things, resulted in expense reductions during the second quarter of approximately $250,000 and are projected to be approximately $750,000 during the last two quarters of 2010. Other operating expenses were reduced approximately $200,000 during the second quarter and we anticipate the reductions to be approximately $450,000 during the remaining part of 2010.

The following table presents the main components that make up the changes in non-interest expense:

	Six months ended				Three months ended
	6/30/10	6/30/09	$ change	% change	6/30/10	6/30/09	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Salaries and employee benefits	$4,431	$4,753	(322)	-6.77%	$2,089	$2,362	(273)	-11.56%
Occupancy expenses	867	837	30	3.58%	419	442	(23)	-5.20%
FDIC assessment expense	612	850	(238)	-28.00%	299	573	(274)	-47.82%
Other real estate expense	328	160	168	105.00%	122	118	4	3.39%
Income Taxes
The Company’s income tax benefit for the three and six months ended June 30, 2010 and 2009 is presented in the following table:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Six months ended		Three months ended
	6/30/10	6/30/09	6/30/10	6/30/09
Provision benefit	(116)	(1,520)	(94)	(796)
Pre-tax income (loss)	355	(2,983)	48	(1,585)
Effective tax rate	-32.68%	50.96%	-195.83%	50.22%
During the second quarter and first six months of 2010, the Bank’s tax exempt income was enough to offset its taxable income resulting in a net tax benefit during the period and a negative effective tax rate. Tax exempt income effectively reduces the statutory tax rate and, as was the case during the three and six months ended June 30, 2010, can potentially reduce the rate below zero. The effective tax rate for the second quarter and first six months of 2009 was primarily related to the Bank’s net operating loss. Tax exempt income also has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. For each period presented above, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to improve our effective tax rate. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2010. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.
The Company had net deferred tax assets of approximately $5 million as of June 30, 2010. Management determined that is was not necessary to establish a valuation allowance against our net deferred tax assets as of June 30, 2010 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, management considered the reversal of deferred tax liabilities, the ability to carryback losses to prior years, tax planning strategies and estimated future taxable income based on management prepared forecasts.

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
Changes in Internal Control over Financial Reporting
During the second quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009:
Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a loss in our most recently completed fiscal year, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue at least into 2011, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve, in which case we could continue to experience reduced earnings or losses, write-downs of assets, capital and liquidity constraints or other business challenges.
We have a concentration of credit exposure to borrowers dependent on the tourism industry.
Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains eleven primary concentrations of credit by industry, of which seven are directly related to the tourism industry. At June 30, 2010, approximately $193 million in loans, representing approximately 48.7% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the seven categories included in the industry concentration amounts noted above. The tourism industry in Sevier County has remained relatively stable during recent years and we do not anticipate any significant changes in this trend; however, if the tourism industry does experience an economic slowdown and, as a result, the borrowers in this industry are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.

A portion of our loan portfolio is secured by homes that are being built for sale as vacation homes or as second homes for out of market investors or homes that are used to generate rental income.
A significant portion of our borrowers rely to some extent upon rental income to service real estate loans secured by rental properties, or they rely upon sales of the property for construction and development loans secured by homes that have been built for sale to investors living outside of our market area as investment properties, second homes or as vacation homes. If tourism levels in our market area or the rates that visitors are willing to pay for lodging were to decline significantly, the rental income that some of our borrowers utilize to service their obligations to us may decline as well and these borrowers may have difficulty meeting their obligations to us which could adversely impact our results of operations. In addition, sales of vacation homes and second homes to investors living outside of our market area have slowed and are expected to remain at reduced levels throughout 2010. Borrowers that are developers or builders whose loans are secured by these vacation and second homes and whose ability to repay their obligations to us is dependent on the sale of these properties may have difficulty meeting their obligations to us if these properties are not sold timely or at values in excess of their loan amount which could adversely impact our results of operations.
Our business is subject to local real estate market and other local economic conditions.
Adverse market or economic conditions in East Tennessee have disproportionately increased the risk our borrowers will be unable to timely make their loan payments. The market value of the real estate securing loans as collateral has been adversely affected by unfavorable changes in market and economic conditions. As of June 30, 2010, approximately 91.6% of our loans were secured by real estate. Of this amount, approximately 36.4% were commercial real estate loans, 36.2% were residential real estate loans and 27.4% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve, like those we are currently experiencing, will continue to adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand, including prices and demand for vacation homes, could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.
We are geographically concentrated in Sevier County and Blount County, Tennessee, and changes in local economic conditions impact our profitability.
We operate primarily in Sevier County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Sevier and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Economic conditions in our area weakened during 2009 and remained weak throughout the first half of 2010, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our market will improve during the remainder of 2010 or thereafter, and continued weak economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.
We could sustain further losses if our asset quality declines further.
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
We have entered into a written agreement with, and are subject to a capital requirement from, the OCC.
On June 2, 2009, the Bank’s board of directors entered into a formal written agreement with the OCC. The agreement requires the Bank to take certain actions and implement action plans with respect to, among other things, a compliance committee, strategic and liquidity planning, loan review and problem loan identification, loan workout management and procedures, credit and collateral exceptions, other real estate owned, the allowance for loan and lease losses, criticized assets, credit concentrations risk management and liquidity risk management.
In addition to the agreement, the OCC has required the Bank to meet and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk-based capital ratio of 13%. These ratios are significantly higher than those required to be considered “well-capitalized” under OCC regulations. At June 30, 2010, the Bank’s Tier 1 leverage ratio was 9.36% and its Total risk-based capital ratio was 14.44%.
If the Bank fails to comply with the terms of the agreement or the capital requirement, it could be subject to further supervisory enforcement actions, such as a capital directive (in the case of the capital requirement), cease and desist order or civil money penalty.
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
We rely on dividends from the Bank, which are currently limited as a result of the Bank’s loss in 2009, as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. We have relied to a significant degree on national time deposits and brokered deposits, which may be more volatile than local time deposits. We have committed to the OCC to reduce our dependence on such sources and have sought to improve our asset and liability liquidity. However, actions to improve liquidity may adversely affect our profitability. We may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include the Federal Home Loan Bank of Cincinnati (“FHLB of Cincinnati”) advances and federal funds lines of credit from correspondent banks. The availability of these sources may be restricted because of losses. To utilize brokered deposits and national market time deposits without additional regulatory approvals, the Bank must remain well capitalized and must not become subject to a formal enforcement action that requires the Bank to maintain capital levels above those required to be well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. While we believe that available liquidity sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
We and the Bank are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. Additionally, the Bank has agreed with the OCC that it will maintain its Tier 1 leverage capital ratio at a minimum of 9% and its Total risk-based capital ratio at a minimum of 13%. Failure to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities.
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
The impact on our future results of operations and financial condition of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is not yet known.
On July 21, 2010, President Obama signed the Reform Act into law. The Reform Act significantly reforms the structure of federal financial regulation and enacts new substantive requirements and regulations that apply to a broad range of financial market participants, affecting every segment of the financial services industry, which will alter the way we conduct certain aspects of our business and may restrict our ability to compete, increase costs and reduce revenues. The Reform Act, among other things, strengthens oversight and regulation of banks and nonbank financial institutions, enhances regulation of over-the-counter derivatives and asset-backed securities, and establishes new rules for credit rating agencies. The Reform Act may have a significant and negative impact on our earnings through fee reductions, higher costs (from both a regulatory and an implementation perspective) and new restrictions on our operations. The ultimate impact of the Reform Act on our operations will be dependent on regulatory interpretations and rulemaking, as well as the success of our actions to mitigate the negative impact of such rules and regulations. The full scope and effect of the Reform Act on the Company and the Bank may not be known for several years.

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
Certain legislative and regulatory initiatives that were enacted in response to the financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, the Emergency Economic Stabilization Act of 2008 was enacted on October 3, 2008 and the American Recovery and Reinvestment Act of 2009 was enacted on February 17, 2009. The Transaction Account Guarantee portion of the FDIC’s Temporary Liquidity Guarantee Program, which guarantees noninterest bearing transaction accounts on an unlimited basis is scheduled to continue until December 31, 2012 following passage of the Reform Act.
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
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of the current recession), we experienced net interest margin compression throughout 2008 and 2009, which continued during the first six months of 2010. Because of these competitive pressures, we have been unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted.
We have a significant deferred tax asset and cannot give any assurance that it will be fully realized.
We had net deferred tax assets of approximately $5 million as of June 30, 2010. We did not establish a valuation allowance against our net deferred tax assets as of June 30, 2010 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we considered the reversal of deferred tax liabilities, the ability to carryback losses to prior years, tax planning strategies and estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.
Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.
At June 30, 2010, we had outstanding trust preferred securities from special purpose trusts and accompanying junior subordinated debentures totaling $13 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock and preferred stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. Because of the losses the Bank incurred in 2009, it is not permitted to pay dividends to us without the consent of the OCC. As a result, we must use cash on hand to pay our obligations on the subordinated debentures related to our trust preferred securities. At June 30, 2010, we had cash and receivables in an amount sufficient to make these payments until September 30, 2010. If the Bank is unable to secure necessary approvals to pay dividends to us we may be required to continue the current suspension of dividends on our common stock and to defer distributions on our junior subordinated debentures.

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
An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our stock, you could lose some or all of your investment.

ITEM 6.	EXHIBITS
Exhibits
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-168281) as filed with the Securities and Exchange Commission on July 22, 2010.

(2)	Incorporated by reference to the Registrants Form 8-K as filed with the Securities and Exchange Commission March 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: August 16, 2010	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: August 16, 2010	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-168281) as filed with the Securities and Exchange Commission on July 22, 2010.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2010.