Form 10-Q
period 2010-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2010-11-15
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of November 1, 2010.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and due from banks	$13,027,085	$11,750,723
Federal funds sold	31,509,106	2,353,913

Total cash and cash equivalents	44,536,191	14,104,636

Securities available for sale	75,395,198	144,330,068
Securities held to maturity, fair value $1,390,710 at September 30, 2010 and $2,208,236 at December 31, 2009	1,302,781	2,204,303
Restricted investments, at cost	3,843,150	3,816,050
Loans, net of allowance for loan losses of $10,138,410 at September 30, 2010 and $11,353,438 at December 31, 2009	382,255,755	396,351,008
Investment in partnership	4,293,992	4,198,675
Premises and equipment	32,876,599	33,709,282
Accrued interest receivable	1,896,363	3,045,290
Cash surrender value of life insurance	11,672,375	11,366,270
Other real estate owned	15,071,474	14,575,368
Other assets	10,628,858	12,038,080

Total assets	$583,772,736	$639,739,030

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$46,681,412	$47,600,944
NOW accounts	43,786,704	112,440,413
Money market accounts	47,153,026	40,808,892
Savings accounts	23,358,918	20,519,998
Time deposits	302,045,191	289,243,894

Total deposits	463,025,251	510,614,141

Securities sold under agreements to repurchase	755,679	1,776,402
Accrued interest payable	705,877	605,936
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	55,200,000	62,900,000
Other liabilities	2,422,303	3,070,396

Total liabilities	535,512,110	592,369,875

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,195,648	42,125,828
Retained earnings	3,150,995	2,328,702
Accumulated other comprehensive income	282,372	283,014

Total shareholders’ equity	48,260,626	47,369,155

Total liabilities and shareholders’ equity	$583,772,736	$639,739,030

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans	$15,772,088	$19,515,946	$5,353,095	$6,366,608
Taxable securities	1,967,474	4,037,795	596,385	1,238,403
Tax-exempt securities	197,216	842,834	51,912	329,576
Federal funds sold and deposits in other banks	51,482	16,895	23,988	5,916

Total interest income	17,988,260	24,413,470	6,025,380	7,940,503

INTEREST EXPENSE
Deposits	6,080,931	7,948,836	1,872,433	2,442,115
Federal funds purchased	3,062	34,829	1,732	3,938
Repurchase agreements	20,204	82,985	5,892	31,402
Federal Reserve and Federal Home Loan Bank advances	1,926,529	1,937,251	638,096	652,886
Subordinated debentures	252,284	310,150	90,171	90,197

Total interest expense	8,283,010	10,314,051	2,608,324	3,220,538

Net interest income	9,705,250	14,099,419	3,417,056	4,719,965

Provision for loan losses	702,200	5,802,395	155,500	621,647

Net interest income after provision for loan losses	9,003,050	8,297,024	3,261,556	4,098,318

NONINTEREST INCOME
Service charges on deposit accounts	1,245,962	1,802,669	401,455	607,309
Other fees and commissions	1,103,780	924,833	421,560	343,500
Gain on sale of mortgage loans	122,206	120,010	52,876	23,988
Investment gains and losses, net	1,511,005	1,708,325	318,850	1,463,551
Other than temporary loss
Total impairment loss	—	(405,846)	—	—
Loss recognized in other comprehensive income	—	(58,478)	—	—

Net impairment recognized in earnings	—	(347,368)	—	—
Other real estate gains and losses, net	283,400	(219,453)	51,447	(510,797)
Other noninterest income	717,691	335,499	283,666	132,289

Total noninterest income	4,984,044	4,324,515	1,529,854	2,059,840

NONINTEREST EXPENSE
Salaries and employee benefits	6,313,570	7,251,939	1,882,609	2,498,818
Occupancy expenses	1,317,526	1,275,557	450,176	438,362
FDIC assessment expense	931,159	1,150,020	319,406	300,000
Other operating expenses	4,750,024	4,625,610	1,819,531	1,619,949

Total noninterest expense	13,312,279	14,303,126	4,471,722	4,857,129

Income (loss) before income tax (benefit) expense	674,815	(1,681,587)	319,688	1,301,029
Income tax (benefit) expense	(147,478)	(1,247,065)	(31,205)	272,867

Net income (loss)	$822,293	$(434,522)	$350,893	$1,028,162

EARNINGS (LOSS) PER SHARE
Basic	$0.31	$(0.17)	$0.13	$0.39
Diluted	$0.31	$(0.17)	$0.13	$0.39
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Income (Loss)	Stock	Capital	Earnings	Income/(Loss)	Equity

BALANCE, January 1, 2009		$2,631,611	$41,952,632	$6,557,097	$(147,587)	$50,993,753
Share-based compensation			72,500			72,500
Tax benefit from exercise of options			70,696			70,696
Comprehensive income:
Net income (loss)	$(434,522)			(434,522)		(434,522)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary- impairment has been recognized in earnings, net of reclassification	58,478				58,478	58,478
Change in unrealized gains (losses) on securities available-for-sale, net of reclassification	1,911,005				1,911,005	1,911,005

Total comprehensive income	1,534,961

BALANCE, September 30, 2009		2,631,611	42,095,828	6,122,575	1,821,896	52,671,910

BALANCE, January 1, 2010		2,631,611	42,125,828	2,328,702	283,014	47,369,155
Share-based compensation			69,820			69,820
Comprehensive income:
Net income	822,293			822,293		822,293
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available-for-sale, net of reclassification	(642)				(642)	(642)

Total comprehensive income	$821,651

BALANCE, September 30, 2010		$2,631,611	$42,195,648	$3,150,995	$282,372	$48,260,626

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$822,293	$(434,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,233,346	1,049,619
Net realized gains on securities available for sale	(1,499,481)	(1,708,325)
Net realized gains on securities held to maturity	(11,524)	—
Securities impairment loss recognized in earnings	—	347,368
Net amortization on available for sale securities	476,332	515,237
Increase in held to maturity due to accretion	(46,050)	(64,072)
Provision for loan losses	702,200	5,802,395
Net (gain) loss on other real estate	(283,400)	219,453
Gross mortgage loans originated for sale	(10,299,858)	(16,752,865)
Gross proceeds from sale of mortgage loans	9,369,399	17,061,675
Gain on sale of mortgage loans	(122,206)	(120,010)
Increase in cash surrender value of life insurance	(306,105)	(307,065)
Investment in partnership	(95,317)	(7,465)
Share-based compensation	69,820	72,500
Tax benefit from exercise of options	—	(70,696)
Change in operating assets and liabilities:
Accrued interest receivable	1,148,927	(398,975)
Accrued interest payable	99,941	(232,324)
Other assets and liabilities	761,129	(1,798,367)

Net cash provided by operating activities	2,019,446	3,173,561

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	103,501,336	59,525,776
Proceeds from maturities, prepayments and calls	333,006,249	98,246,813
Purchases	(366,111,112)	(184,979,705)
Activity in held-to-maturity securities:
Proceeds from sales	520,000	—
Purchases of restricted investments	(27,100)	(122,300)
Loan originations and principal collections, net	12,898,134	(1,668,071)
Purchase of premises and equipment	(235,739)	(3,436,795)
Proceeds from sale of other real estate	1,169,954	932,529

Net cash provided by (used in) investing activities	84,721,722	(31,501,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(47,588,890)	41,715,173
Proceeds from Federal Reserve/Federal Home Loan Bank advances	43,000,000	31,000,000
Matured Federal Reserve/Federal Home Loan Bank advances	(50,700,000)	(21,000,000)
Net decrease in federal funds purchased	—	(22,580,000)
Net decrease in securities sold under agreements to repurchase	(1,020,723)	(2,031,566)
Tax benefit from exercise of options	—	70,696

Net cash (used in) provided by financing activities	(56,309,613)	27,174,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,431,555	(1,153,889)

CASH AND CASH EQUIVALENTS, beginning of period	14,104,636	14,589,675

CASH AND CASH EQUIVALENTS, end of period	$44,536,191	$13,435,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,183,069	$10,546,375
Income taxes	50,000	455,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	3,176,944	13,199,759
Loans advanced for sales of other real estate	1,629,360	7,861,855
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
Note 3. Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010
Available-for-sale
U. S. Government securities	$250,242	$70	$—	$250,312
Obligations of states and political subdivisions	4,193,472	92,229	(64,951)	4,220,750
Mortgage-backed securities-residential	70,495,726	561,578	(133,168)	70,924,136

Total available-for-sale securities	$74,939,440	$653,877	$(198,119)	$75,395,198

Held-to-maturity
Obligations of states and political subdivisions	$1,302,781	$87,929	$—	$1,390,710

December 31, 2009
Available-for-sale
U. S. Government securities	$3,250,638	$—	$(87)	$3,250,551
U. S. Government sponsored entities and agencies	6,997,816	89	(99,536)	6,898,369
Obligations of states and political subdivisions	19,977,724	257,496	(111,291)	20,123,929
Mortgage-backed securities-residential	113,645,162	1,065,493	(653,436)	114,057,219

Total available-for-sale securities	$143,871,340	$1,323,078	$(864,350)	$144,330,068

Held-to-maturity
Obligations of states and political subdivisions	$2,204,303	$63,980	$(60,047)	$2,208,236

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$250,242	$250,312
One to five years	269,664	268,971
Five to ten years	1,179,262	1,227,652
Beyond ten years	2,744,546	2,724,127
Mortgage-backed securities-residential	70,495,726	70,924,136

Total	$74,939,440	$75,395,198

Held-to-maturity
Five to ten years	713,759	739,660
Beyond ten years	589,022	651,050

Total	$1,302,781	$1,390,710

The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2010
Available-for-sale
Obligations of states and political subdivisions	$268,971	$(692)	$1,766,080	$(64,259)	$2,035,051	$(64,951)
Mortgage-backed securities-residential	23,235,826	(133,168)	—	—	23,235,826	(133,168)

Total available-for-sale	$23,504,797	$(133,860)	$1,766,080	$(64,259)	$25,270,877	$(198,119)

December 31, 2009
Available-for-sale
U. S. Government securities	$252,373	$(87)	$—	$—	$252,373	$(87)
U. S. Government sponsored entities and agencies	4,899,769	(99,536)	—	—	4,899,769	(99,536)
Obligations of states and political subdivisions	3,911,842	(111,291)	—	—	3,911,842	(111,291)
Mortgage-backed securities-residential	46,712,247	(653,436)	—	—	46,712,247	(653,436)

Total available-for-sale	$55,776,231	$(864,350)	$—	$—	$55,776,231	$(864,350)

Held to maturity
Obligations of states and political subdivisions	885,946	(60,047)	—	—	885,946	(60,047)

Proceeds from sales of securities were approximately $104 million and $60 million for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $1,570,376 and $1,708,325 and gross losses of $59,371 and $0 were realized on these sales during the first nine months of 2010 and 2009, respectively. Additionally, exclusive of gains and losses on sales of securities, investment gains and losses for the nine months ended September 30, 2009 were affected by losses recorded of $347,368 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton.
During the first quarter of 2010, the Bank sold one security classified as held-to-maturity. The remaining held-to-maturity security in the Bank’s portfolio was reclassified as available for sale. The approximately $1.3 million residual balance in held-to-maturity securities at September 30, 2010 represents securities held in the portfolio of MNB Investments, Inc., a consolidated subsidiary of the Bank. MNB Investments, Inc. does not intend and it is not more likely than not that it would be required to sell these securities prior to maturity.
Proceeds from sales of securities available for sale were approximately $12 million and $44 for the three months ended September 30, 2010 and 2009, respectively. Gross gains of $318,849 and $1,463,551 and gross losses of $0 were realized on these sales during the third quarter of 2010 and 2009, respectively.
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
As of September 30, 2010, the Company’s securities portfolio consisted of 61 securities, 19 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and obligations of states and political subdivisions, as discussed below.
Unrealized losses on mortgage-backed securities and obligations of states and political subdivisions have not been recognized into income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

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
The following is a summary of the basic and diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2010 and 2009:

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings (loss) per share calculation:

Numerator — Net income (loss)	$822,293	$(434,522)	$350,893	$1,028,162
Denominator — Average common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611

Basic net income (loss) per share	$0.31	$(0.17)	$0.13	$0.39

Diluted earnings (loss) per share calculation:

Numerator — Net income (loss)	822,293	(434,522)	350,893	1,028,162
Denominator — Average common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611
Dilutive shares contingently issuable	—	—	—	—

Average dilutive common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611

Diluted net income (loss) per share	$0.31	$(0.17)	$0.13	$0.39
During the three and nine months ended September 30, 2010, there were options for the purchase of 122,133 shares outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.
During the three months ended September 30, 2009, there were options for the purchase of 130,193 shares that were antidilutive and excluded from the calculations above.
Potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. During the nine months ended September 30, 2009, due to the net loss, there were 24,421 shares excluded from this calculation although the exercise price for such shares’ underlying options was less than the fair value of the Company’s common stock.

Note 5. Loans and Allowance for Loan Losses
At September 30, 2010 and December 31, 2009, the Bank’s loans consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Mortgage loans on real estate:
Residential 1-4 family	$87,205	$88,492
Residential multifamily	6,361	7,259
Commercial real estate	139,209	138,374
Construction and land development	93,626	99,771
Second mortgages	7,070	7,127
Equity lines of credit	27,227	29,370

	360,698	370,393

Commercial loans	26,220	30,387

Consumer installment loans:
Personal	3,292	4,513
Credit cards	2,184	2,411

	5,476	6,924

Total Loans	392,394	407,704
Less: Allowance for loan losses	(10,138)	(11,353)

Loans, net	$382,256	$396,351

Loans held for sale at September 30, 2010 and December 31, 2009 were $1,052,665 and $0, respectively. These loans are included in residential 1-4 family loans in the table above.
A summary of transactions in the allowance for loan losses (“AFLL”) for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
ALLL
Balance, beginning of year	$11,353	$5,292
Loans charged off	(2,357)	(2,805)
Recoveries of loans previously charged off	440	273
Provision for loan losses	702	5,802

Balance, end of period	$10,138	$8,562

Individually impaired loans at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Period-end loans with allocated allowance for loan losses	$79,110	$37,953
Period-end loans with no allocated allowance for loan losses	17,525	25,194

Total impaired loans	96,635	63,147

Allowance for loan losses on impaired loans	5,422	5,368

Average of individually impaired loans during the period	81,536	54,480

Amount of partial charge-offs related to impaired loans above	452	2,218
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
The Company has allocated approximately $5,186,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2010. The Company has approximately $84,698,000 outstanding to customers whose loans are classified as TDRs. The Company has committed to lend additional amounts totaling approximately $2,507,000 related to loans classified as TDRs. Specific reserves for loans classified as TDRs are primarily calculated based on future expected cash flows. Generally, the Bank believes that it improves its prospects for collection of the loan due to concessions both granted and received. In some instances, loans classified as TDRs are considered collateral dependent and accordingly measured for impairment based on the value of the underlying collateral. Loans determined to be collateral dependent generally do not have a specific reserve allocation. Collateral dependent loans are recorded at the lower of the balance of the loan or the market value net of the estimated cost to sell the collateral with any excess over the net market value being charged off. Additionally, certain modifications may only change the timing of cash flows if the loans are placed on interest only payments for a period of time. At September 30, 2010, there were approximately $31,415,000 of accruing restructured loans that remain in a performing status; however, these loans are included in impaired loan totals.
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

Nonperforming loans as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Loans past due over 90 days still on accrual	$413	$68

Nonaccrual loans	66,471	40,548
Note 6. Comprehensive Income (Loss)
Comprehensive income (loss) is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is made up of changes in the unrealized gain (loss) on securities available for sale. Comprehensive income for the three and nine months ended September 30, 2010 was $192,014 and $821,651, respectively, as compared to $2,176,562 and $1,534,961 for the three and nine months ended September 30, 2009, respectively.
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
Impaired Loans — The fair value of impaired loans with specific allocations of the allowance for loan losses may be based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. If the recorded investment in an impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. As a result of partial charge-offs, certain impaired loans are carried at fair value with no allocation. Certain impaired loans are not measured at fair value, which generally includes troubled debt restructurings that are measured for impairment based upon the present value of expected cash flows discounted at the loan’s original effective interest rate, and are excluded from the assets measured on a nonrecurring basis.

Other Real Estate — The fair value of other real estate (“ORE”) is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the AFLL. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on ORE. ORE is classified within Level 3 of the hierarchy.
Assets and Liabilities Measured on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2010 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$250,312	$250,312
Obligations of states and political subdivisions	4,220,750	4,220,750
Mortgage-backed securities-residential	70,924,136	70,924,136

Total available for sale securities	$75,395,198	$75,395,198

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

In January 2010, the FASB updated subtopic 820-10 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2. The Bank monitors the valuation technique utilized by various pricing agencies in the case of the bond portfolio to ascertain when transfers between levels have been affected. For the quarter ended September 30, 2010, there were no transfers between levels.
Assets and Liabilities Measured on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2010 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$7,900,935	$7,900,935
Other real estate	12,174,079	12,174,079

Total Assets Measured at Fair Value on a Non-Recurring Basis	$20,075,014	$20,075,014

		Fair Value Measurements at
		December 31, 2009 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$8,512,991	$8,512,991
Other real estate	12,019,079	12,019,079

Total Assets Measured at Fair Value on a Non-Recurring Basis	$20,532,070	$20,532,070

At September 30, 2010, impaired loans measured at fair value, which are evaluated for impairment using the fair value of collateral, had a carrying amount of $8,223,400, with a valuation allowance of $322,465 resulting in an additional provision for loan losses of $103,875 and $603,502, respectively, for the three- and nine-month periods ended September 30, 2010. At December 31, 2009, impaired loans measured at fair value had a carrying amount of $8,512,991, with no valuation allowance. During 2009, $2,218,028 of outstanding principal was charged off on these loans resulting in an additional provision for loan losses of $2,218,028 for the year ended December 31, 2009. Impaired loans carried at fair value include loans that have been written down to fair value through the partial charge-off of principal balance. Accordingly, these loans do not have a specific valuation allowance as their balances represent fair value.

The September 30, 2010 carrying amount of ORE includes net valuation adjustments of approximately $35,000 and $823,000, respectively, for the three and nine months ended September 30, 2010. The December 31, 2009 carrying amount of ORE includes net valuation adjustments of approximately $938,000. Valuation adjustments include both charge offs and holding gains and losses. The fair value of ORE is based upon appraisals performed by qualified, licensed appraisers.
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
Restricted investments:
Restricted investments consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock. It is not practicable to determine the fair value due to restrictions placed on the transferability of the stock.
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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009, not previously presented, are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$44,536	$44,536	$14,105	$14,105
Investment securities held to maturity	1,303	1,391	2,204	2,208
Restricted investments	3,843	N/A	3,816	N/A
Loans, net	382,256	379,229	396,351	396,254
Accrued interest receivable	1,896	1,896	3,045	3,045

Liabilities:
Noninterest-bearing demand deposits	$46,681	$46,681	$47,601	$47,601
NOW accounts	43,787	43,787	112,440	112,440
Savings and money market accounts	70,512	70,512	61,329	61,329
Time deposits	302,045	303,043	289,244	290,534
Subordinated debentures	13,403	7,542	13,403	6,922
Federal funds purchased and securities sold under agreements to repurchase	756	756	1,776	1,776
Federal Reserve/Federal Home Loan Bank advances	55,200	62,742	62,900	67,989
Accrued interest payable	706	706	606	606
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. Management believes, as of September 30, 2010, that the Bank and Company met all capital adequacy requirements to which it is subject.
As a result of a regulatory examination conducted during the first quarter of 2009, the Bank has entered into a formal written agreement in which it made certain commitments to the OCC, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s ALLL, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has taken action to comply with these requirements and does not believe compliance with these commitments will have a materially adverse impact on its operations.

In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. The OCC imposed this requirement to maintain capital at higher levels than those required by applicable federal regulations because the OCC believed that the Bank’s capital levels were less than satisfactory given the level of credit risk in the Bank, specifically the high level of nonperforming assets and provision for loan losses. As noted below under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding Resources, Capital Adequacy and Liquidity, the Bank had 9.82% of Tier 1 capital to average assets and 14.41% of total capital to risk-weighted assets ratio at September 30, 2010.
The OCC has recently advised the Bank that because of its continuing high levels of problem assets and credit administration weaknesses, it was likely that the Bank would be subject to further formal enforcement action that would likely contain among other provisions requirements similar to those currently contained in the existing minimum capital commitment that the Bank made to the OCC, requiring the Bank to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%.
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
To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three and nine months ended September 30, 2010. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2010. The Company has also provided some comparisons of the financial data for the three- and nine-month periods ended September 30, 2010, against the same periods in 2009, as well as the Company’s year-end results as of and for the year ended December 31, 2009, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.
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
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and below under Part II, Item 1A. “Risk Factors” and, without limitation:
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

•	the effects of failing to comply with our regulatory commitments and the impact of further enforcement actions;
•	changes in accounting policies, rules and practices;
•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
•	results of regulatory examinations; and
•
other factors and information described in this report (including under “Part II, Item 1A. Risk Factors”) and in any of our other reports that we make with the Securities and Exchange Commission under the Exchange Act.

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

Recent Regulatory Developments
In the first quarter of 2009, the OCC conducted an examination of the Bank and found that the Bank’s condition had significantly deteriorated since the OCC’s most recent examination of the Bank. The Bank’s asset quality and earnings had both significantly declined since the OCC’s last examination of the Bank and the Bank’s dependence on brokered deposits and other sources of non-core funding was too high.
Despite the Bank’s efforts to comply with the requirements of the examination report, the OCC concluded that the Bank had not satisfactorily responded to the matters requiring attention identified in the examination report and requested that the Bank consent to the issuance of a formal written agreement with the OCC in order to improve its asset quality and reduce losses and to correct weaknesses that were the subject of examination criticism. Following discussions with the OCC, the Bank’s board of directors entered into a formal written agreement requiring that the Bank take a number of actions to improve the Bank’s operations including the following:
•
reduce the high level of credit risk and strengthen the Bank’s credit underwriting, particularly in the commercial real estate portfolio, including improving its management and training of commercial real estate lending personnel;

•	strengthen its problem loan workouts and collection department;
•	improve its loan review program, including its internal loan review staffing;
•	reduce the level of criticized assets and the concentrations of commercial real estate loans;
•	improve its credit underwriting standards for commercial real estate;
•	engage in portfolio stress testing and sensitivity analysis of the Bank’s commercial real estate concentrations;
•	improve its methodology of calculating the allowance for loan and lease losses; and
•	reduce its levels of brokered deposits and other wholesale funding.
Since its issuance, the board of directors and members of the Bank’s management have sought to comply with the terms of the formal written agreement and have taken a number of actions in an effort to so comply, including:
•	the hiring of a new Chief Credit Officer, a new Loan Review Officer and other credit personnel;
•	the retention of a third party loan reviewer to review over 80 percent of the total outstanding loans in the loan portfolio;
•	the adoption of action plans for all criticized assets, along with revised procedures for eliminating the basis for criticism of problem credit and disposing of nonperforming assets;
•	the adoption of a revised credit risk management program and enhanced credit risk review process;
•	improvements to the Bank’s allowance methodology;
•	implementation of a full-time special assets department with improvised policies; and
•	adoption of revised liquidity plans.

Following its most recent examination by the OCC in the first quarter of 2010, the Bank has sought to further improve its strategic, capital and liquidity planning, reviewed the results of a management study, further improved its policies on recognition of non-accrual loans, incorporated a historical loss rates migration analysis into its quarterly determination of the allowance for loan losses and further refined its credit policies and credit review process.
Although the Bank has instituted a number of improvements to its practices in an effort to comply with the terms of the formal written agreement, the OCC has recently advised the Bank that because of its continuing high levels of problem assets and credit administration weaknesses, it was likely that the Bank would be subject to further formal enforcement action that would likely contain among other provisions requirements similar to those currently contained in the existing minimum capital commitment that the Bank made to the OCC in connection with the Bank’s entering into the formal written agreement, requiring the Bank to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As a result of such requirements being included in a formal enforcement action, the Bank will be deemed not to be “well capitalized” under the applicable federal banking regulations even if the Bank’s actual capital ratios exceed those required to be considered “well capitalized’ under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act (“FDICIA”) or those that it is required to maintain in the formal enforcement action. As a result, the Bank will be required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits or pay interest on deposits above certain federally established rates.
Overview
We conduct our operations, which consist primarily of traditional commercial banking operations, through the Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, our Blount County regional headquarters in Maryville, Tennessee, through eight additional branches in Sevier County, Tennessee, and two additional branches in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate and commercial real estate segments of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has remained relatively strong during recent years and we anticipate that this trend will continue during the remainder of 2010. Additionally, we have a significant concentration of commercial and residential real estate construction and development loans. Economic downturns relating to sales of these types of properties have adversely affected the Bank’s operations creating risk independent of the tourism industry.
In addition to our twelve existing locations, we own one property in Knox County for use in future branch expansion. This property is not currently under development. We regularly evaluate additional sites for future expansion in and around our existing markets. Management does not anticipate construction of any additional branches during 2010.

The increase in net income between the three- and nine-month periods ended September 30, 2010 and 2009 was as follows:

	9/30/2010	9/30/2009	$ change	% change
Nine months ended Net Income (loss)	$822,293	$(434,522)	$1,256,815	289.24%

Three months ended Net Income	350,893	1,028,162	(677,269)	-65.87%
The increase in net income for the first nine months of 2010 from a net loss during the same time period in 2009 was primarily the result of a decrease in the Company’s provision for loan losses as discussed in more detail below under Provision for Loan Losses. The increase in net income was negatively impacted during the nine months ended September 30, 2010 by a decrease in net interest income that was the result of compression of our net interest margin and is discussed in more detail below under Net Interest Income and Net Interest Margin. Net income was positively impacted during the first nine months of 2010 by an increase in noninterest income as well as a decrease in noninterest expense. The increase in noninterest income was largely the result of increases in net gains on ORE, other fees and commissions and no OTTI during the first nine months of 2010. The decrease in noninterest expense for the first nine months of 2010 was primarily attributable to the decrease in salary and employee benefit expense and FDIC assessment expense. Noninterest income and noninterest expense are discussed in more detail under the headings Noninterest Income and Noninterest Expense below.
The decrease in net income for the third quarter of 2010 when compared to the third quarter of 2009 was primarily the result of decreases in gain on investment securities and net interest income. Additionally, net income was negatively affected by a decrease in noninterest income during the third quarter of 2010. Net income was positively impacted during the third quarter of 2010 compared to the third quarter of 2009 by decreases in provision for loan loss expense and noninterest expense.
Basic and diluted earnings per share increased from basic and diluted loss per share of ($0.17) and ($0.17), respectively, in the first nine months of 2009 to basic and diluted earnings per share of $0.31 and $0.31, respectively, in the first nine months of 2010. During the third quarter of 2010, basic and diluted earnings per share decreased to $0.13 and $0.13, respectively, from basic and diluted earnings per share of $0.39 and $0.39, respectively, in the third quarter of 2009. The change in net earnings per share for the nine months ended September 30, 2010, as compared to net loss per share for the same period in 2009, was due primarily to the increase in net income. The decrease in earnings per share for the third quarter of 2010 compared to the third quarter of 2009 was primarily attributable to the decrease in net income.
The change in total assets, total liabilities and shareholders’ equity for the nine months ended September 30, 2010, was as follows:

	9/30/10	12/31/09	$ change	% change
Total Assets	$583,772,736	$639,739,030	$(55,966,294)	-8.75%
Total Liabilities	535,512,110	592,369,875	(56,857,765)	-9.60%
Shareholders’ Equity	48,260,626	47,369,155	891,471	1.88%

The net decrease in total liabilities was primarily attributable to a decrease in NOW accounts of approximately $69 million, as discussed in more detail below under Deposits, and a decrease in FHLB advances of approximately $8 million. These decreases were offset in part by increases in time deposits of approximately $13 million, money market accounts of approximately $6 million and savings accounts of approximately $3 million. The net decrease in total assets was primarily the result of a decrease in securities of approximately $70 million, as discussed in more detail below under Investment Securities, and a decrease in net loans of approximately $14 million, offset in part by an approximately $30 million increase in cash and cash equivalents.
The increase in shareholders’ equity was primarily attributable to the increase in net income during the nine months ended September 30, 2010.
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

Valuation of Other Real Estate
The fair value of ORE is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Appraisals are obtained at the time of foreclosure and at least annually thereafter or more often if management determines property values have significantly declined. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on ORE.
Balance Sheet Analysis
The following table presents an overview of selected period-end balances at September 30, 2010 and December 31, 2009, as well as the dollar and percentage change for each:

	9/30/10	12/31/09	$ change	% change
Cash and equivalents	$44,536,191	$14,104,636	$30,431,555	215.76%
Loans	392,394,165	407,704,446	(15,310,281)	-3.76%
Allowance for loan losses	10,138,410	11,353,438	(1,215,028)	-10.70%
Investment securities	76,697,979	146,534,371	(69,836,392)	-47.66%
Premises and equipment	32,876,599	33,709,282	(832,683)	-2.47%
Other real estate owned	15,071,474	14,575,368	496,106	3.40%

Noninterest-bearing deposits	46,681,412	47,600,944	(919,532)	-1.93%
Interest-bearing deposits	416,343,839	463,013,197	(46,669,358)	-10.08%

Total deposits	463,025,251	510,614,141	(47,588,890)	-9.32%

Federal Reserve/Federal Home Loan Bank advances	$55,200,000	$62,900,000	$(7,700,000)	-12.24%
Loans
At September 30, 2010, loans comprised 77.1% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to the decrease in construction and land development loans, commercial loans, home equity lines of credit and 1-4 family residential loans, which was primarily the result of the general pay down of loan balances pursuant to management’s strategy to reduce loans during this period of economic stress. Additionally, properties that previously secured loans of approximately $3.2 million were transferred to ORE during the first nine months of 2010. Total earning assets, as a percentage of total assets, were 87.2% at September 30, 2010, compared to 86.3% at December 31, 2009, and 88.7% at September 30, 2009. Total earning assets relative to total assets increased for the nine-month period ended September 30, 2010 due to the increase in federal funds sold and the decrease in total assets. The percentage decreased when compared to September 30, 2009 due to the decrease in loans and securities. The average yield on loans, including loan fees, during the first nine months of 2010 was 5.26% compared to 6.27% for the first nine months of 2009. The decrease in the average yield on loans was the result of several factors including the increase in non-accrual loans, the increase in TDRs involving interest rate concessions, the decrease in loan fees due to reduced loan origination activity as well as the continued effects of the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008. Due to varying loan repricing speeds, reductions in market interest rates are not immediately effective for our portfolio as a whole. As a result, loan yields decreased throughout 2009 and our loan portfolio was likely much closer to its yield floor, excluding the effects of non-performing assets, during the first nine months of 2010 than was the case during the first nine months of 2009.

The increase in the Bank’s ORE balance during the nine month period ended September 30, 2010 was the net result of the foreclosure of additional properties offset by the sale of certain properties previously held as ORE. One property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,695,000, or 31%, of the ORE balance at September 30, 2010 (included in multifamily residential properties in the table below). The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.
The following table presents the Company’s total ORE balance by property type:

	September 30, 2010	December 31, 2009
	(in thousands)
Construction, land development and other land	$4,294	$5,834
1-4 family residential properties	3,735	2,788
Multifamily residential properties	4,695	4,860
Nonfarm nonresidential properties	2,347	1,093

Total	$15,071	$14,575

Allowance for Loan Losses
The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, underlying collateral values securing loans, cash flow analyses, current economic conditions, results of regulatory examinations, and other factors which affect the allowance for potential credit losses. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for collateral dependent loans. These appraisals are obtained at least annually and are judgmentally discounted to reflect current market conditions, less estimated costs to sell. During the first quarter of 2010, management enhanced its assessment of the allowance for loan losses by incorporating the results of a comprehensive historic loss rates migration analysis. The study provided more precise historical loss trends and percentages attributable to specific loan grades and types than were previously available. Consideration was given to recent charge off experience which management believes is a more reliable basis due to current economic conditions. The study did not have a material effect on the outcome of the allowance calculation; rather it supported management’s ongoing evaluation of probable incurred losses present in the portfolio. The Bank operates primarily in Sevier County, Tennessee, with expanding operations in Blount County, Tennessee, and is heavily dependent on the area’s tourist related industry, which is reflected in management’s assessment of the adequacy of the allowance for loan losses. The Bank’s loan review program prepares an analysis of the credit quality of the loan portfolio on a quarterly basis which is reviewed by the Company’s Board of Directors.

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
The following table presents the Bank’s delinquent and nonaccrual loans for the periods indicated:

	Past due 30 to		Past due 90 days
	89 days and still	% of total	or more and	% of total		% of total
	accruing	loans	still accruing	loans	Nonaccrual	loans
	($ in thousands)
As of September 30, 2010
Construction, land development and other land loans	$1,515	0.39%	$—	0.00%	$39,964	10.18%
Commercial real estate	544	0.14%	413	0.11%	11,360	2.90%
Consumer real estate	1,496	0.38%	—	0.00%	15,080	3.84%
Commercial loans	2	0.00%	—	0.00%	67	0.02%
Consumer loans	34	0.01%	—	0.00%	—	0.00%

Total	$3,591	0.92%	$413	0.11%	$66,471	16.94%

As of December 31, 2009
Construction, land development and other land loans	$656	0.16%	$43	0.01%	$21,596	5.30%
Commercial real estate	126	0.03%	—	0.00%	11,003	2.70%
Consumer real estate	1,125	0.28%	—	0.00%	7,864	1.93%
Commercial loans	138	0.03%	—	0.00%	75	0.02%
Consumer loans	81	0.02%	25	0.01%	10	0.00%

Total	$2,126	0.52%	$68	0.02%	$40,548	9.95%

Delinquent and nonaccrual loans at both September 30, 2010 and December 31, 2009 consisted primarily of construction and land development loans and commercial and consumer real estate loans. The majority of the increase in loans delinquent 30 to 89 days, which was largely isolated to construction and land development loans, was attributable to one loan of approximately $1.2 million, rather than a further deterioration of the portfolio generally. The increase in nonaccrual loans was the result of continued stress in the local real estate market as discussed in more detail below. The approximately $18 million increase in nonaccrual construction and land development loans was primarily the result of placing three loans, one for approximately $7 million, one for approximately $4 million and one for approximately $2 million, on nonaccrual status during the first nine months of 2010. The approximately $7 million increase in nonaccrual consumer real estate loans was primarily the result of placing three loan customers, each representing between approximately $1.8 and $3 million, on nonaccrual status during the nine months ended September 30, 2010. These loans were previously being monitored through the criticized asset report. Certain nonaccrual loans, including the approximately $7 million construction and land development loan mentioned above, are carried on a cash basis nonaccrual status until an acceptable payment history can be established to support placing the loan back on accrual. During this time, the loans continue to be reported as non-performing assets while payments are being collected.

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
Notwithstanding the general favorable trends in tourism, residential and commercial real estate sales continued to be weak throughout 2009 and into the first nine months of 2010, following the same pattern that existed during the second half of 2008. The extended period of reduced real estate sales negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2009 had an adverse impact on overall real estate values; however, these values showed modest signs of stabilization during the first nine months of 2010 relieving some of the continuous, downward stress affecting the real estate collateral securing the Bank’s loans. While this price stabilization is positive compared to circumstances present in 2009, any favorable trends would have to be more significant and prolonged to provide substantial benefit to the local real estate market. The challenging economic environment has had the greatest effect on the construction and development portfolio resulting in the significant increase in nonaccrual loans beginning during the fourth quarter of 2008 and continuing through the third quarter of 2010. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations on a timely basis. Developers that do not have adequate cash flow or cash reserves to sustain the required interest payments on their loans during this period of economic stress have been unable to continue their developments. As a result, the Bank has classified a significant portion of these loans as non-performing assets and has entered into workout arrangements for certain of these loans and initiated foreclosures or deeds in lieu of foreclosure on others.
Individually impaired loans are loans that the Bank does not expect to collect all amounts due according to the contractual terms of the loan agreement and include nonaccrual loans and any loans that meet the definition of a TDR, as discussed in more detail below. In some cases, collection of amounts due becomes dependent on liquidating the collateral securing the impaired loan. Collateral dependent loans do not necessarily result in the loss of principal or interest amounts due; rather the cash flow is disrupted until the underlying collateral can be liquidated. As a result, the Bank’s level of impaired loans may exceed its level of nonaccrual loans which are placed on nonaccrual status when questions arise about the future collectability of interest due on these loans. The status of impaired loans is subject to change based on the borrower’s financial position.
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

The following table presents impaired loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)
Construction, land development and other land loans	$44,011	11.22%	$27,213	6.67%
Commercial real estate	23,999	6.12%	13,224	3.24%
Consumer real estate	28,428	7.24%	22,616	5.55%
Other loans	197	0.05%	94	0.02%

Total	$96,635	24.63%	$63,147	15.49%

The increase in impaired loans during the nine months ended September 30, 2010 was primarily the result of the continued weakness in the residential and commercial real estate market in the Bank’s market areas, and was primarily due to the addition of nine loan customers representing approximately $31 million of the increase during the first nine months of 2010. Within this segment of the portfolio, the Bank makes loans to, among other borrowers, home builders and developers of land. These borrowers continue to experience stress during the current challenging economic environment due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas remain slow. Continuation of the challenging economic environment will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may continue to negatively impact the Company’s results of operations. Although impaired loans increased approximately $33 million during the first nine months of 2010, a significant percentage of these loans were previously on the criticized loan report and had been reviewed for potential losses. The inclusion of these loans in the impaired loan category did not have a material impact on the Bank’s provision expense in the quarter or the first nine months of 2010. Many of the Bank’s impaired loans are impaired only to the extent that the terms of the loans were modified and meet the definition of a TDR. The Bank’s TDRs, including those added in the current year, are generally adequately collateralized; however, a general decline in real estate values could lead to an increased specific reserve and provision expense if these loans later become collateral dependent.
TDRs at September 30, 2010 totaled approximately $84,698,000 which is 87.6% of total impaired loans. The TDRs related primarily to 1-4 family residential loans totaling approximately $24,941,000, or 25.8% of impaired loans, construction and development loans totaling approximately $36,356,000, or 37.6% of impaired loans and commercial real estate loans totaling approximately $23,272,000, or 24.1% of impaired loans. The loans are classified as TDRs due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term. These restructures are done in an effort to maximize collection of principal and interest.

The Bank’s allowance for loan losses as a percentage of total loans at September 30, 2010 and December 31, 2009 was as follows:

	Allowance for	Total	% of total
	loan losses	loans	loans
	($ in thousands)
As of:
September 30, 2010	$10,138	$392,394	2.58%
December 31, 2009	11,353	407,704	2.78%
Management considers the current level of its allowance for loan losses at September 30, 2010 to be adequate to absorb probable incurred losses. Net charge-offs of loans began increasing during the third quarter of 2008 and continued to increase throughout 2009, as anticipated. While net charge-offs remained at historically high levels when compared to years prior to 2009, the number and volume of losses declined in the third quarter and first nine months of 2010 when compared to what was experienced during 2009. Charge-off activity is discussed in more detail under Provision for Loan Losses below. Management believes adequate provision has been made in the allowance for loan loss balance for the identified loans, including the loans that were delinquent at September 30, 2010 that management believes will result in additional charge-offs. The results of the migration analysis integrated in the allowance calculation during the first quarter of 2010 provided management with more detailed, informative historical data than was previously available. This data was used to narrow and refine management’s calculation and supported management’s previous estimation of the adequacy of the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.
Investment Securities
Our investment portfolio consists of U.S. Treasury securities, securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 15.1% of total assets at quarter-end, down from 23.0% at December 31, 2009, reflecting a decrease in investment securities during the first nine months of 2010. The approximately $70 million decrease in investment securities during the nine months ended September 30, 2010 was primarily liquidated through U.S. Treasury securities that matured during the second and third quarters of 2010 and is primarily attributable to decreased pledging requirements related to the reduction in municipal deposits discussed in more detail below and under Deposits. Municipal deposits, which are secured by a portion of the Bank’s investment securities, decreased approximately $71 million, or 71%, during the first nine months of 2010 from approximately $100 million at December 31, 2009 to approximately $29 million at September 30, 2010. Pledging requirements for municipal deposits have decreased approximately $81 million from approximately $115 million to approximately $34 million at December 31, 2009 and September 30, 2010, respectively. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. In addition to securing public deposits, we also use our investment securities portfolio to meet pledging requirements for borrowings. The average yield on our investment securities portfolio during the first nine months of 2010 was 2.28% versus 4.14% for the first nine months of 2009. Net unrealized gains on securities available for sale, included in accumulated other comprehensive income, decreased by $642, net of income taxes, during the first nine months of 2010 from $283,014 at December 31, 2009, to $282,372 at September 30, 2010.

During the third quarter of 2009, in an effort to improve the Bank’s long-term liquidity position, management developed a strategy that would reduce the size of the Bank’s assets between $50 million and $100 million. A central element of this strategy involved not bidding to retain certain public deposits as the contracts came up for renewal. These deposits are collateralized with securities representing up to 126% of the value of the deposits. In preparation to liquidate the securities pledged to secure the public funds as the funds were drawn out of the Bank, management sold substantial portions of its mortgage-backed and municipal securities and re-invested the proceeds from sales and maturities of mortgage-backed and municipal securities in short-term U.S. Treasury and government agency securities. In most cases, the securities were sold at a gain. The distribution of the portfolio changed considerably from December 31, 2009 to September 30, 2010 as shown in more detail under Note 3 Investment Securities of the Notes to Consolidated Financial Statements. These changes caused a decrease in the yield on investment securities during the first nine months of 2010 as the rates earned on short-term U.S. Treasury and government agency securities are significantly lower than the rates earned on mortgage-backed and municipal securities. The yield will remain depressed as long as and to the extent that the Bank holds these types of investments.
Deposits
The table below sets forth the total balances of deposits by type as of September 30, 2010 and December 31, 2009, and the dollar and percentage change in balances over the intervening period:

	September 30,	December 31,	$	%
	2010	2009	change	change
	(in thousands)

Non-interest bearing accounts	$46,681	$47,601	$(920)	-1.93%
NOW accounts	43,787	112,440	(68,653)	-61.06%
Money market accounts	47,153	40,809	6,344	15.55%
Savings accounts	23,359	20,520	2,839	13.84%
Certificates of deposit	243,594	200,949	42,645	21.22%
Brokered deposits	37,024	69,871	(32,847)	-47.01%
Individual retirement accounts	21,427	18,424	3,003	16.30%

TOTAL DEPOSITS	$463,025	$510,614	$(47,589)	-9.32%
The balance in NOW accounts primarily consists of public funds deposits. As discussed under Investment Securities, management anticipated the significant reduction in NOW accounts during the first nine months of 2010 that was the result of withdrawal of the deposits of a local municipal entity upon contract renewal. Public funds are generally obtained through a bidding process under varying terms.
The increase in money market accounts is related to the seasonality of the tourism industry in the Bank’s market area. The Bank’s customers typically experience their strongest cash inflows during the third and fourth quarter of each year.

The increase in savings deposits is the result of the continued success of our competitive rate savings product.
The increase in certificates of deposit was the result of an increase in customer deposits and acceptance of deposits through a national listing service. At September 30, 2010, brokered deposits represented approximately 8.0% of total deposits and management intends to seek to further reduce the level of brokered deposits approximately $10 million during the remainder of 2010. Because we anticipate that the formal enforcement action that the OCC has indicated that the Bank will likely become subject to will establish specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the further formal enforcement action. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of September 30, 2010, brokered deposits maturing in the next 24 months totaled approximately $28.8 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities.
Because the Bank will not be considered “well capitalized” once the further formal enforcement action is imposed, it will also not be permitted to pay interest on deposits at rates that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers.
The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the nine-month period ended September 30, 2010 was 1.79%, down from 2.24% for the same period a year ago reflecting the continuing effects of the Federal Open Market Committee’s rate cuts. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of these rate cuts.
Funding Resources, Capital Adequacy and Liquidity
Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured and unsecured Federal Funds lines of credit at several correspondent banks. Those lines totaled $18 million as of September 30, 2010, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB that the Bank uses to meet short-term liquidity demands. The Bank had approximately $45 million of additional borrowing capacity from the FHLB at September 30, 2010. Additionally, the Bank has a line of credit from the Federal Reserve Discount Window that totaled approximately $29 million at September 30, 2010, none of which was borrowed as of that date. The borrowing capacity can be increased based on the amount of collateral pledged.
During the third quarter of 2010, the Bank elected to pre-pay a $7,500,000 FHLB advance that was scheduled to mature in November 2011. The pre-payment resulted in a penalty of approximately $350,000 which essentially accelerated payment of the interest that would have been due on the advance through its maturity. Management chose to pay off the advance early due to increasing collateralization requirements associated with the Bank’s outstanding FHLB debt and in order to reduce a non-core funding source.

Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. As discussed below, the Bank has agreed to maintain certain of its capital ratios above statutory levels and expects that the Bank will become subject to further formal enforcement action that will contain a provision requiring the Bank to maintain a minimum Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 13%.
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
The table below sets forth the Company’s capital ratios as of the periods indicated.

	September 30,	December 31,
	2010	2009
Tier 1 Risk-Based Capital	13.24%	12.89%
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	14.50%	14.16%
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	9.88%	9.23%
Regulatory Minimum	4.00%	4.00%
The table below sets forth the Bank’s capital ratios as of the periods indicated.

	September 30,	December 31,
	2010	2009
Tier 1 Risk-Based Capital	13.14%	12.75%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	14.41%	14.02%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%
Level required by OCC (see below)	13.00%

Tier 1 Leverage	9.82%	9.14%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Level required by OCC (see below)	9.00%

In February 2010, the OCC required the Bank to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As noted above, the Bank had 9.82% of Tier 1 capital to average assets and 14.41% of total capital to risk-weighted assets at September 30, 2010. The Bank’s Tier 1 capital at September 30, 2010 was approximately $4,872,000 above the amount needed to meet the agreed-upon Tier 1 capital to average assets ratio of 9%. The Bank’s total risk-based capital at September 30, 2010 was approximately $6,267,000 above the amount needed to meet the agreed-upon total capital to risk-weighted assets ratio of 13%. Management’s strategy to reduce total assets noted above improved the Company’s and the Bank’s Tier 1 capital to average assets ratio during the second and third quarters of 2010 and should continue to positively impact the ratio during the remainder of the year.
As described above, the Company anticipates that the Bank will be subject to further formal enforcement action containing, among other provisions, capital maintenance ratio requirements similar to those currently contained in the informal requirement described in the immediately preceding paragraph requiring the Bank to maintain a minimum Tier 1 to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. Once this further formal enforcement action is imposed, the Bank will be deemed to be “adequately capitalized” even if the Bank’s capital ratios exceed those minimum amounts necessary to be considered “well capitalized” under federal banking regulations as well as the minimum ratios set forth in the further formal enforcement action.
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
The Company’s primary source of liquidity is dividends paid to it by the Bank and cash that has not been injected into the Bank. The Bank is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of its net profits for that year, plus (2) its retained net profits of the preceding two years, less any required transfers to surplus. Given the losses experienced by the Bank during 2009, the Bank may not, without the prior approval of the OCC, pay any dividends to the Company until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses. Accordingly, until such time as it may receive dividends from the Bank, the Company must service its interest payment on its subordinated indebtedness from its available cash balances, if any. At September 30, 2010, the Company had available cash balances totaling $23,884.77.
Supervisory guidance from the Federal Reserve Board indicates that bank holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries. The Company has informally committed to the Federal Reserve Board that it will not (1) declare or pay dividends on the Company’s common or preferred stock, or (2) incur any additional indebtedness without in each case, the prior written approval of the Federal Reserve Board. The Company expects that because of the need to conserve bank-level capital, it would not be able to obtain approval of bank dividends, and consequently, it will likely defer interest payments on its subordinated debentures beginning with the interest payments due in the fourth quarter of 2010.
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
Following is a summary of the commitments outstanding at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in thousands)

Commitments to extend credit	$42,861	$50,702
Standby letters of credit	5,432	5,801

TOTALS	$48,293	$56,503
Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Reflecting current economic conditions in our market, commitments to fund commercial real estate, construction, and land development loans decreased by approximately $5,250,000 to approximately $9,801,000 at September 30, 2010, compared to commitments of approximately $15,051,000 at December 31, 2009.

Income Statement Analysis
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Net Interest Income Analysis
	For the Nine Months Ended September 30, 2010 and 2009
	(in thousands, except rates)
			Interest
	Average Balance		Income/Expense		Yield/Rate
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Loans	$401,061	$416,438	$15,772	$19,516	5.26%	6.27%
Investment Securities:
Available for sale	121,594	151,641	1,976	4,674	2.17%	4.12%
Held to maturity	1,380	2,144	46	64	4.46%	3.99%
Equity securities	3,835	3,772	143	142	4.99%	5.03%

Total securities	126,809	157,557	2,165	4,880	2.28%	4.14%
Federal funds sold and other	25,874	12,834	51	17	0.26%	0.18%

Total interest-earning assets	553,744	586,829	17,988	24,413	4.34%	5.56%
Nonearning assets	74,423	75,349

Total Assets	$628,167	$662,178

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	123,908	152,502	1,031	1,420	1.11%	1.24%
Savings deposits	22,566	16,811	196	173	1.16%	1.38%
Time deposits	306,665	305,170	4,854	6,356	2.12%	2.78%

Total interest bearing deposits	453,139	474,483	6,081	7,949	1.79%	2.24%
Securities sold under agreements to repurchase	1,783	5,025	20	83	1.50%	2.21%
Federal Home Loan Bank advances and other borrowings	63,833	69,506	1,930	1,972	4.04%	3.79%
Subordinated debt	13,403	13,403	252	310	2.51%	3.09%

Total interest-bearing liabilities	532,158	562,417	8,283	10,314	2.08%	2.45%
Noninterest-bearing deposits	45,269	44,624	—	—

Total deposits and interest- bearings liabilities	577,427	607,041	8,283	10,314	1.92%	2.27%

Other liabilities	2,884	3,083
Shareholders’ equity	47,856	52,054

	$628,167	$662,178

Net interest income			$9,705	$14,099

Net interest spread (1)					2.26%	3.11%
Net interest margin (2)					2.34%	3.21%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

	Net Interest Income Analysis
	For the Three Months Ended September 30, 2010 and 2009
	(in thousands, except rates)
			Interest
	Average Balance		Income/Expense		Yield/Rate
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Loans	$394,470	$411,319	$5,353	$6,367	5.38%	6.14%
Investment Securities:
Available for sale	86,852	151,542	586	1,496	2.68%	3.92%
Held to maturity	1,293	2,165	15	22	4.60%	4.03%
Equity securities	3,843	3,812	47	50	4.85%	5.20%

Total securities	91,988	157,519	648	1,568	2.79%	3.95%
Federal funds sold and other	37,512	13,381	24	6	0.25%	0.18%

Total interest-earning assets	523,970	582,219	6,025	7,941	4.56%	5.41%
Nonearning assets	75,343	80,111

Total Assets	$599,313	$662,330

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	95,186	145,318	253	460	1.05%	1.26%
Savings deposits	23,092	17,451	60	58	1.03%	1.32%
Time deposits	302,719	311,107	1,559	1,924	2.04%	2.45%

Total interest bearing deposits	420,997	473,876	1,872	2,442	1.76%	2.04%
Securities sold under agreements to repurchase	1,517	6,055	6	31	1.57%	2.03%
Federal Home Loan Bank advances and other borrowings	61,559	65,839	640	658	4.12%	3.97%
Subordinated debt	13,403	13,403	90	90	2.66%	2.66%

Total interest-bearing liabilities	497,476	559,173	2,608	3,221	2.08%	2.29%
Noninterest-bearing deposits	49,936	48,996	—	—

Total deposits and interest- bearings liabilities	547,412	608,169	2,608	3,221	1.89%	2.10%

Other liabilities	3,511	2,868
Shareholders’ equity	48,390	51,293

	$599,313	$662,330

Net interest income			$3,417	$4,720

Net interest spread (1)					2.48%	3.12%
Net interest margin (2)					2.59%	3.22%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2010 Compared to 2009
	Increase (decrease)
	due to change in
Nine months ended September 30, 2010 and 2009	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(3,024)	$(720)	$(3,744)
Interest on securities	(1,763)	(952)	(2,715)
Interest on Federal funds sold and other	15	19	34

Total interest income	(4,772)	(1,653)	(6,425)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(151)	(215)	(366)
Interest on time deposits	(1,533)	31	(1,502)
Interest on other borrowings	77	(240)	(163)

Total interest expense	(1,607)	(424)	(2,031)

Net interest income	$(3,165)	$(1,229)	$(4,394)

Three months ended September 30, 2010 and 2009	Rate	Volume	Total
	(dollars in thousands)
Income from interest-earning assets:
Interest and fees on loans	$(754)	$(260)	$(1,014)
Interest on securities	(269)	(651)	(920)
Interest on Federal funds sold and other	7	11	18

Total interest income	(1,016)	(900)	(1,916)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(63)	(142)	(205)
Interest on time deposits	(313)	(52)	(365)
Interest on other borrowings	38	(81)	(43)

Total interest expense	(338)	(275)	(613)

Net interest income	$(678)	$(625)	$(1,303)

The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Nine months ended				Three months ended
	9/30/10	9/30/09	$ change	% change	9/30/10	9/30/09	$ change	% change
Interest income:
Loans	$15,772	$19,516	(3,744)	-19.18%	$5,353	$6,367	(1,014)	-15.93%
Securities	2,165	4,880	(2,715)	-55.64%	648	1,568	(920)	-58.67%
Fed funds sold/other	51	17	34	200.00%	24	6	18	300.00%

Total Interest income	17,988	24,413	(6,425)	-26.32%	6,025	7,941	(1,916)	-24.13%
Interest Expense:
Deposits	6,081	7,949	(1,868)	-23.50%	1,872	2,442	(570)	-23.34%
Other borrowed funds	2,202	2,365	(163)	-6.89%	736	779	(43)	-5.52%

Total interest expense	8,283	10,314	(2,031)	-19.69%	2,608	3,221	(613)	-19.03%

Net interest income	9,705	14,099	(4,394)	-31.17%	3,417	4,720	(1,303)	-27.61%
Provision for loan losses	702	5,802	(5,100)	-87.90%	156	622	(466)	-74.92%

Net interest income after provision for loan losses	9,003	8,297	706	8.51%	3,261	4,098	(837)	-20.42%
Noninterest income	4,984	4,324	660	15.26%	1,530	2,060	(530)	-25.73%
Noninterest expense	13,312	14,303	(991)	-6.93%	4,471	4,857	(386)	-7.95%

Net income (loss) before income tax benefit	675	(1,682)	2,357	140.13%	320	1,301	(981)	75.40%
Income tax benefit	(147)	(1,247)	1,100	88.21%	(31)	273	(304)	111.36%

Net income (loss)	$822	$(435)	$1,257	288.97%	$351	$1,028	$(677)	65.86%

Net Interest Income and Net Interest Margin
Interest Income
The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the nine months ended September 30, 2010 as compared to the same period in 2009 was the result of a decrease in the average rate earned on loans as well as a decrease in the volume of average loans. The decrease in the average yield on loans was the result of several factors including the increase in non-accrual loans, the increase in TDRs involving interest rate concessions, the decrease in loan fees due to reduced loan origination activity as well as the continued effects of the declining interest rate environment that began during the third quarter of 2007 and continued throughout 2008. Average loans outstanding decreased approximately $15,377,000, or 3.7%, from September 30, 2009 to September 30, 2010. Interest income on securities decreased during the nine-month period ended September 30, 2010 as compared to the same period in 2009 due to the 186 basis point decrease in the yield earned on securities. The yield reduction is due to the transfer of a large portion of our investment securities portfolio from higher to lower yielding bonds as discussed in more detail under Investment Securities. The decrease in interest income on securities was also attributable to a decrease in the average balance of securities of approximately $30,748,000, or 19.5%, from September 30, 2009 to September 30, 2010 in order to improve our asset liquidity and reduce the level of municipal deposits required to be collateralized by investment securities. Additionally, interest income on federal funds sold/other increased due to an increase in the average balance and the yield earned on balances outstanding.

Interest income decreased for the three-month period ended September 30, 2010 as compared to the three-month period ended September 30, 2009 as a result of the same factors mentioned in the above paragraph.
Interest Expense
The decrease in interest expense for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to the reduction in the average cost of the majority of our interest-bearing liabilities, predominantly the cost of time and interest bearing demand deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, decreased approximately $21,344,000, or 4.5%, for the first nine months of 2010 compared to the first nine months of 2009. Additionally, the average rate paid on total interest bearing deposits decreased 45 basis points between the two periods contributing to the net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the nine-month period ended September 30, 2010 compared to the same period in 2009 due to a decrease in the average borrowed funds balance of approximately $5,673,000, or 8.2%, during the periods compared. The average rate paid on these liabilities increased 25 basis points, partially offsetting the reduction in interest expense. The cost of FHLB advances and other borrowings increased during the first nine months of 2010 because the average balance outstanding during the first nine months of 2009 included a significant amount of lower-cost borrowings, such as federal funds purchased, that were not outstanding during the first nine months of 2010 and that effectively decreased the overall cost of that category during that time period. The average balance of subordinated debentures did not change from September 30, 2009 to September 30, 2010. Therefore, the 58 basis point decrease in the rate paid on this debt for the nine-month period ended September 30, 2010 compared to the same period in 2009 resulted in an overall decrease in the related interest expense.
Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first nine months of 2010 compared to the first nine months of 2009. The largest factor contributing to the overall reduction in expense was a reduction in the rate paid on time deposits. The decline in the cost of time deposits resulted in a decrease in interest expense related to these deposits even with an increase in the average balance outstanding. Additionally, the average balance of interest bearing demand deposits decreased approximately $28,594,000, or 18.7%, during the first nine months of 2010 when compared to the first nine months of 2009 as a result of the decrease in public funds deposits discussed above under Deposits. The rate paid on these deposits decreased 13 basis points during the same time period.
Interest expense decreased for the three-month period ended September 30, 2010 as compared to the three-month period ended September 30, 2009 as a result of the same factors mentioned in the above paragraph with the exception of the increase in average time deposits outstanding. For the three-month periods compared, average time deposits outstanding decreased approximately $8,388,000, or 2.7%, primarily as a result of the decrease in brokered deposits, contributing to the reduction in interest expense.
Net Interest Income
The decrease in net interest income before the provision for loan losses for the three- and nine-month periods ended September 30, 2010 when compared to the same periods in 2009 was primarily the result of the decrease in interest income on loans and securities. Net interest income for the two periods was also influenced by decreases in the volume of interest-earning assets and interest-bearing liabilities as well as decreases in rates earned and paid on these interest-sensitive balances.

Net Interest Margin
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, decreased 63 and 87 basis points, respectively, for the third quarter and first nine months of 2010 compared to the same periods in 2009. The decrease in our net interest margin reflects a decrease in the average spread during the first nine months of 2010 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 122 basis points to 4.34% at September 30, 2010, as compared to 5.56% at September 30, 2009, and the rates we paid on interest-bearing liabilities, which had a significantly less substantial decrease of 37 basis points in the overall rate to 2.08% at September 30, 2010, versus 2.45% at September 30, 2009. During the third quarter of 2010, our interest-earning assets had a decrease in overall yield of 85 basis points to 4.56% at September 30, 2010, as compared to 5.41% at September 30, 2009, and our interest-bearing liabilities had a considerably smaller decrease of 21 basis points in the overall rate to 2.08% at September 30, 2010, versus 2.29% at September 30, 2009. Our net interest margin was also negatively impacted by an increase in the average balance of nonaccrual loans. For the nine-month period ended September 30, 2010, when compared to the same period in 2009, average nonaccrual loans increased approximately $39,572,000, or 209.0%, from approximately $18,931,000 at September 30, 2009 to $58,503,000 at September 30, 2010. For the third quarter of 2010, when compared to the third quarter of 2009, average nonaccrual loans increased approximately $46,383,000, or 258.7%, from approximately $17,930,000 at September 30, 2009 to $64,313,000 at September 30, 2010. The negative effects of these changes will continue as long as and to the extent that the average balance of nonaccrual loans remains elevated.
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
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-classified and classified non-impaired loans and is based on a three-year historical average loss experience adjusted for current factors. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
The following table presents the Bank’s impaired, classified and non-classified loans and the respective allowance for loan loss provided for each category at September 30, 2010 and December 31, 2009.

	September 30,		December 31,
	2010		2009
	Loan	ALLL by	Loan	ALLL by
	Balance	Category	Balance	Category
Non-classified loans	$269,731	$2,973	$312,481	$4,929
Classified, non-impaired loans	26,810	1,743	32,958	1,056
Impaired loans	96,635	5,422	63,147	5,368

Total loans	$393,176	$10,138	$408,586	$11,353

The following table summarizes our loan loss experience and provision for loan losses for the three and nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Charge-offs:
Construction and land development	$679	$1,156	$162	$40
Equity Lines of Credit	174	271	93	83
Residential 1-4 family	188	160	12	—
Second mortgages	45	391		221
Residential multifamily	—	500	—	—
Commercial real estate	831	—	131	—
Commercial loans	222	102	11	52
Consumer loans	248	226	33	73
Recoveries:
Construction and land development	(390)	—	(2)	—
Equity Lines of Credit	(3)	(1)	(2)	—
Residential 1-4 family	(30)	—	(30)	—
Residential multifamily	—	(250)		(250)
Commercial loans	—	(1)		(1)
Consumer loans	(47)	(21)	(17)	(8)

Net charge-offs	1,917	2,533	391	210
Average balance of loans outstanding	401,061	416,438	394,470	411,319
Annualized net charge-offs as % of average loans	0.64%	0.81%	0.39%	0.20%
Provision for loan losses	702	5,802	156	622
As mentioned above in the section titled Allowance for Loan Losses, management determines the necessary amount, if any, to increase the allowance account through the provision for loan losses. The decrease in the provision for loan losses during the third quarter and first nine months of 2010 as compared to the same periods in 2009 was primarily due to the structure of the loan portfolio during the periods compared. The deterioration in the Bank’s asset quality regarding loans occurred primarily during 2009 and the provision expense and resulting increase in the balance of the allowance for loan losses was considered to be adequate for the perceived risks provided for during each period of 2009. Risk management activities have included making policy changes to tighten underwriting and curtailing activities in higher risk segments. Due to the declining balance of the Bank’s loan portfolio during 2009 and continuing through the first nine months of 2010, and management’s ongoing comprehensive review of its loan portfolio, the provision expense incurred during 2010 is considered adequate to maintain an appropriate balance in the allowance for loan losses during the third quarter and first nine months of 2010. The balance of loans not considered impaired reduced approximately $16 million during the third quarter of 2010 which led to a reduced provision expense during the period for those loans.
The balance of the allowance for loan losses increased approximately $6.1 million during 2009 from approximately $5.3 million at December 31, 2008 to approximately $11.4 million at December 31, 2009. While charge-offs remain at historically high levels when compared to 2008 and years prior, the volume and rate of charge-offs decreased during the third quarter and first nine months of 2010, as noted above, when compared to activity throughout 2009. Additionally, during the first quarter of 2010, management incorporated the results of a migration analysis into its assessment of the allowance for loan losses. The study provided more precise historical loss trends and percentages attributable to specific loan grades and types than were previously available allowing management to refine the allocation of the allowance for loan losses among the various categories assessed as part of the calculation. As shown in the table above, the migration analysis indicated that classified, non-impaired loans warranted a larger portion of the allowance than was previously assigned. It also supported a less substantial reserve for non-classified loans. Impaired loans are individually evaluated for losses and most are adequately collateralized with allocations generally based on discounted cash flows as TDRs. Overall, the study supported management’s ongoing evaluation of probable incurred losses present in the portfolio and did not have a material effect on the outcome of the allowance calculation as a whole. Management continues to thoroughly review the loan portfolio with particular emphasis on construction and land development loans and we believe we have identified and adequately provided for losses present in the loan portfolio; however, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to this portion of the loan portfolio could have an added adverse impact and require additional provision expense.

As noted in the table above, the majority of net charge-offs were related to commercial real estate and construction and land development loans. Five charge-offs, two in the commercial real estate category, one for approximately $566,000 and one for approximately $131,000, and three in the construction and land development category, one for approximately $290,000, which was subsequently, fully recovered, one for approximately $197,000 and one for approximately $162,000, represent approximately 57.1% of total charge-offs. All of these charged off loans were fully reserved prior to the actual charge-off during 2009 and 2010. As noted above in the section titled Allowance for Loan Losses, construction and land development loans have had the most severe impact due to the current economic climate. The charge-off amount for these loans has been due primarily to price declines in the underlying collateral value of the real estate securing these loans. The general price declines of real estate showed signs of potential stabilization during the first nine months of 2010; however, improvement in this area would have to be more significant and prolonged to provide any substantial benefit to the local real estate market. Credit risk trends have begun to stabilize or slightly improve during 2010 as compared to 2009 and the strength of the local tourism industry is having a significant impact in this area. Merchants are reporting increases in revenue compared to the past two years with estimates ranging from five percent to fifteen percent.
Non-Interest Income
Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The increase in non-interest income for the nine months ended September 30, 2010, was primarily attributable to an increase in net gains on ORE, an increase in other fees and commissions related to credit and debit card processing fees and ATM fees, as well as an increase in other noninterest income which was largely the result of an increase in income generated by the Bank’s investment in the Appalachian Funds For Growth II partnership. Additionally, there was an approximately $347,000 impairment loss on securities recorded during the first nine months of 2009 that reduced noninterest income as compared to the first nine months of 2010. The increase in non-interest income was negatively impacted by a decrease in deposit service charges during the first nine months of 2010, primarily non-sufficient fee income from overdrafts of demand deposit accounts.
The decrease in non-interest income for the third quarter of 2010 was primarily attributable to the decrease in gain on investment securities. The gains recognized during the third quarter of 2009 were related to management’s ongoing strategy to manage liquidity and pledging requirements discussed in more detail above under Investment Securities. Otherwise, noninterest income for the third quarter of 2010 compared to the third quarter of 2009 was similarly impacted by the changes for the nine month periods detailed above.

The following table presents the main components that make up the changes in non-interest income:

	Nine months ended				Three months ended
	9/30/10	9/30/09	$ change	% change	9/30/10	9/30/09	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Investment gains and losses, net	$1,511	$1,708	(197)	-11.53%	$319	$1,464	(1,145)	100.00%
Loss on impairment of securities	—	(347)	347	-100.00%	—	—	—	0.00%
Service charges on deposit accounts	1,246	1,803	(557)	-30.89%	401	607	(206)	-33.94%
Other fees and commissions	1,104	925	179	19.35%	422	344	78	22.67%
Other noninterest income	718	335	383	114.33%	284	132	152	115.15%
Net gain (loss) on other real estate	283	(219)	502	-229.22%	51	(511)	562	-109.98%
Non-Interest Expense
The Company’s net income during the three and nine months ended September 30, 2010, as compared to the same periods in 2009, was positively impacted by the decrease in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The decrease in non-interest expense from the third quarter and first nine months of 2009 to the third quarter and first nine months of 2010 relates primarily to a decrease in salary and employee benefit expenses. The decrease in noninterest expense was also attributable to a decrease in FDIC assessment expense for the nine-month period ended September 30, 2010 due to the overall decrease in deposits. The decrease in noninterest income was negatively impacted during the three and nine months ended September 30, 2010 by an approximately $350,000 FHLB pre-payment penalty incurred during the third quarter of 2010. The increase in the Bank’s ORE expense related to maintenance and upkeep of our foreclosed properties for the nine-month period ended September 30, 2010 also negatively affected the general decrease in non-interest expense.
Additionally, the decrease in non-interest expense during each period compared resulted from the effects of several cost cutting initiatives enacted during the first quarter of 2010. The Bank identified and took steps to implement several cost cutting measures in an effort to improve its profitability during 2010. These measures include, but are not limited to, areas such as employee related expenses, business travel and other discretionary spending, equipment and supply expenses and marketing expenses. Salary and benefit savings from staff reductions as well as reductions in remaining employees’ salaries, health insurance costs, 401(k) match expenses and fees paid to members of the board of directors, among other things, resulted in expense reductions during the 2010 second quarter of approximately $250,000, followed by expense reductions of approximately $206,000 during the 2010 third quarter and are projected to be approximately $250,000 during the fourth quarter of 2010. Other operating expenses were reduced approximately $200,000 during the second quarter and approximately $350,000 during the third quarter of 2010. We anticipate the reductions to be approximately $200,000 during the remainder of 2010.

The following table presents the main components that make up the changes in non-interest expense:

	Nine months ended				Three months ended
	9/30/10	9/30/09	$ change	% change	9/30/10	9/30/09	$ change	% change
	(dollars in thousands)				(dollars in thousands)
Salaries and employee benefits	$6,314	$7,252	(938)	-12.93%	$1,883	$2,499	(616)	-24.65%
Occupancy expenses	1,318	1,276	42	3.29%	450	438	12	2.74%
FDIC assessment expense	931	1,150	(219)	-19.04%	319	300	19	6.33%
Other real estate expense	484	328	156	47.56%	156	168	(12)	-7.14%
FHLB pre-payment penalty	350	—	350	100.00%	350	—	350	100.00%
Income Taxes
The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2010 and 2009 is presented in the following table:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Nine months ended		Three months ended
	9/30/10	9/30/09	9/30/10	9/30/09
Provision expense (benefit)	(147)	(1,247)	(31)	273
Pre-tax income (loss)	675	(1,682)	320	1,301
Effective tax rate	-21.78%	74.14%	-9.69%	20.98%
During the third quarter and first nine months of 2010, the Bank’s tax exempt income was enough to offset its taxable income resulting in a net tax benefit during the period and a negative effective tax rate. Tax exempt income effectively reduces the statutory tax rate and, as was the case during the three and nine months ended September 30, 2010, can potentially reduce the rate below zero. The effective tax rate for the first nine months of 2009 was primarily related to the Bank’s net operating loss. Tax exempt income also has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. For each period presented above, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to improve our effective tax rate. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2010. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.
The Company had net deferred tax assets of approximately $5 million as of September 30, 2010. Management determined that is was not necessary to establish a valuation allowance against our net deferred tax assets as of September 30, 2010 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, management considered the reversal of deferred tax liabilities, the ability to carryback losses to prior years, tax planning strategies and estimated future taxable income based on management prepared forecasts.

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
Changes in Internal Control over Financial Reporting
During the third quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains eleven primary concentrations of credit by industry, of which seven are directly related to the tourism industry. At September 30, 2010, approximately $193 million in loans, representing approximately 49.2% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the seven categories included in the industry concentration amounts noted above. The tourism industry in Sevier County has remained relatively stable during recent years and we do not anticipate any significant changes in this trend; however, if the tourism industry does experience an economic slowdown and, as a result, the borrowers in this industry are unable to perform their obligations under their existing loan agreements, our earnings could be negatively impacted, causing the value of our common stock to decline.
A portion of our loan portfolio is secured by homes that are being built for sale as vacation homes or as second homes for out of market investors or homes that are used to generate rental income.
A significant portion of our borrowers rely to some extent upon rental income to service real estate loans secured by rental properties, or they rely upon sales of the property for construction and development loans secured by homes that have been built for sale to investors living outside of our market area as investment properties, second homes or as vacation homes. If tourism levels in our market area or the rates that visitors are willing to pay for lodging were to decline significantly, the rental income that some of our borrowers utilize to service their obligations to us may decline as well and these borrowers may have difficulty meeting their obligations to us which could adversely impact our results of operations. In addition, sales of vacation homes and second homes to investors living outside of our market area have slowed and are expected to remain at reduced levels at least throughout 2010. Borrowers that are developers or builders whose loans are secured by these vacation and second homes and whose ability to repay their obligations to us is dependent on the sale of these properties may have difficulty meeting their obligations to us if these properties are not sold timely or at values in excess of their loan amount which could adversely impact our results of operations.
Our business is subject to local real estate market and other local economic conditions.
Adverse market or economic conditions in East Tennessee have disproportionately increased the risk our borrowers will be unable to timely make their loan payments. The market value of the real estate securing loans as collateral has been adversely affected by unfavorable changes in market and economic conditions. As of September 30, 2010, approximately 91.9% of our loans were secured by real estate. Of this amount, approximately 38.6% were commercial real estate loans, 35.4% were residential real estate loans and 26.0% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve, like those we are currently experiencing, will continue to adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009 and the first nine months of 2010, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand, including prices and demand for vacation homes, could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We are geographically concentrated in Sevier County and Blount County, Tennessee, and changes in local economic conditions impact our profitability.
We operate primarily in Sevier County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Sevier and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Economic conditions in our area weakened during 2009 and remained weak throughout the first nine months of 2010, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our market will improve during the remainder of 2010 or thereafter, and continued weak economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.
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
In addition to the agreement, the OCC has required the Bank to meet and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk-based capital ratio of 13%. These ratios are significantly higher than those required to be considered “well-capitalized” under OCC regulations. At September 30, 2010, the Bank’s Tier 1 leverage ratio was 9.82% and its Total risk-based capital ratio was 14.41%.

We anticipate that we will become subject to further formal enforcement actions by the OCC during the fourth quarter of 2010.
We believe that we may be subject to further formal enforcement action by the OCC, during the fourth quarter of 2010. Although we do not yet know what terms such action will include we believe that the minimum capital maintenance requirements that we have informally committed to the OCC that we will maintain (a minimum Tier 1 to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%) will be included in it. Even if the Bank’s capital levels continue to exceed these higher levels, upon such action, the Bank will be deemed to not be “well capitalized” under the applicable federal regulations for so long as such action is in place. As a result, the Bank will be required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits or pay interest on deposits above certain federally established rates. The Bank’s regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain approvals if requested. We expect that any further enforcement action will also include other operational and supervisory provisions.
Our inability to accept, renew or roll over brokered deposits without the prior approval of the FDIC after we become subject to further formal enforcement action by the OCC could adversely affect our liquidity.
As of September 30, 2010, we had approximately $37 million in brokered certificates of deposit which represented approximately 8.69% of our total deposits. Because we anticipate that the further enforcement action will establish specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in any further formal enforcement action. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of September 30, 2010, brokered deposits maturing in the next 24 months totaled approximately $28.8 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. Because the Bank will not be considered “well capitalized”, it will also not be permitted to pay interest on deposits at rates that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the applicable rate could adversely affect our liquidity.
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
We face significant competition in our primary market areas from a number of sources, currently including eight commercial banks and one savings institution in Sevier County and twelve commercial banks and one savings institution in Blount County. As of June 30, 2010, there were 57 commercial bank branches and three savings institutions branches located in Sevier County and 49 commercial bank branches and one savings institution branch located in Blount County.
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
We and the Bank are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. Additionally, we believe that we may be subject to further formal enforcement action during the fourth quarter of 2010. Although we do not yet know what terms such formal action will include we believe that the minimum capital maintenance requirements that we have informally committed to the OCC that we will maintain (a minimum Tier 1 to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%) will be included in it. Even if the Bank’s capital levels continue to exceed these higher levels, the Bank thereafter will be deemed to not be “well capitalized” under the applicable federal regulations for so long as such formal action is in place. As a result, the Bank will be required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits or pay interest on deposits at rates that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the applicable rate could adversely affect our liquidity. The Bank’s regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain approvals if requested.
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

Brokered certificates of deposit have received scrutiny from regulators in recent years. We impose upon ourselves limitations as to the absolute level of brokered deposits we may have on our balance sheet at any point in time, and we have committed to bank regulators to reduce our reliance on brokered deposits. Additionally, once the further formal enforcement action described above is imposed on us by the OCC, we will not be permitted to accept, renew or roll over brokered deposits without the prior approval of the FDIC. The pricing of these deposits are subject to the broader wholesale funding market and the depositors’ views on our financial strength and may fluctuate significantly in a very short period of time. Additionally, the availability of these deposits is impacted by overall market conditions as investors determine whether to invest in less risky certificates of deposit or in riskier debt and equity markets. As money flows between these various investment instruments, market conditions will impact the pricing and availability of brokered funds, which may negatively impact our liquidity and cost of funds.
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
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of the current recession), we experienced net interest margin compression throughout 2008 and 2009, which continued during the first nine months of 2010. Because of these competitive pressures, we have been unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted.
We have a significant deferred tax asset and cannot give any assurance that it will be fully realized.
We had net deferred tax assets of approximately $5 million as of September 30, 2010. We did not establish a valuation allowance against our net deferred tax assets as of September 30, 2010 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we considered the reversal of deferred tax liabilities, the ability to carryback losses to prior years, tax planning strategies and estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.
Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.
At September 30, 2010, we had outstanding trust preferred securities from special purpose trusts and accompanying junior subordinated debentures totaling $13 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock and preferred stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. Because of the losses the Bank incurred in 2009, it is not permitted to pay dividends to us without the consent of the OCC. At September 30, 2010, we had cash on hand equal to $23,884.77, which will not be sufficient to pay interest on our junior subordinated indebtedness. We anticipate that the Bank will be unable to secure necessary approvals to pay dividends to us and that we will likely be required to defer distributions on our junior subordinated debentures and to continue suspension of dividends on our common stock.

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
ITEM 6. EXHIBITS
Exhibits
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-168281) as filed with the Securities and Exchange Commission on July 22, 2010.

(2)	Incorporated by reference to the Registrants Form 8-K as filed with the Securities and Exchange Commission March 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: November 15, 2010	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: November 15, 2010	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-168281) as filed with the Securities and Exchange Commission on July 22, 2010.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2010.