Form 10-K
period 2010-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2011-04-13
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,131,763.
There were 2,631,611 shares of Common Stock outstanding as of February 28, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Report. Other than those portions of the 2011 Proxy Statement specifically incorporated by reference herein pursuant to Part III, no other portions of the 2011 Proxy Statement shall be deemed so incorporated.

MOUNTAIN NATIONAL BANCSHARES, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

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

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	increased levels of non-performing and repossessed assets;

•	lack of sustained growth in the economy in the Sevier County and Blount County, Tennessee area;

•	government monetary and fiscal policies as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, and investment services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•
the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	the effects of failing to comply with our regulatory commitments;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	results of regulatory examinations;

•	the remediation efforts related to the Company’s material weakness in internal control over financial reporting;

•	the ability to raise additional capital;

•	the prepayment of FDIC insurance premiums and higher FDIC assessment rates;

•	the effects of negative publicity;

•	the Company’s recording of a further allowance related to its deferred tax asset; and

•	other factors and information described in this report and in any of our other reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
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
At December 31, 2010, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

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
Our Banking Business
General. Our banking business consists primarily of traditional commercial banking operations, including taking deposits and originating loans. We conduct our banking activities from our main office located in Sevierville, Tennessee and through eight additional branch offices in Sevier County, Tennessee, as well as a regional headquarters and two branch offices in Blount County, Tennessee. Sevier County is adjacent to Knox County, Tennessee and the Knoxville SMSA, and Blount County is also adjacent to Knox County and part of the Knoxville SMSA. Both Sevier County and Blount County are adjacent to the Great Smokey Mountains National Park and have a significant portion of their respective communities dependent upon the tourism and resort industries. Blount County also benefits from economic growth of the Knoxville SMSA.
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

Construction Lending. We offer single-family residential construction loans to borrowers for construction of one-to-four family residences in our primary market area, although volume has reduced substantially. Generally, we limit our construction lending to construction-permanent loans and make these loans to individuals building their primary residences. We also originate construction loans to selected local builders for construction of single-family dwellings.
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
Investment Activities
Our investment securities portfolio is an integral part of our total assets and liabilities management strategy. We use our investments, in part, to further our interest rate risk management objective of reducing our sensitivity to interest-rate fluctuations. Our primary objective in making investment determinations with respect to our securities portfolio is to achieve a high degree of maturity and rate matching between these assets and our interest-bearing liabilities. In order to achieve this goal, we concentrate our investments, which constituted approximately 16% of our total assets at December 31, 2010, in U.S. government securities or other securities of similar low risk. The U.S. government and other investment-grade securities in which we invest typically have maturities ranging from 30 days to 30 years.
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
Deposits. We offer a variety of programs designed to attract both short-term and long-term deposits from the general public in our market areas. These programs include savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts, fixed-rate and variable-rate certificate of deposit accounts of varying maturities, retirement accounts and certain other accounts. We particularly focus on promoting long-term deposits, such as IRA accounts and certificates of deposit. Additionally, we historically have used brokered deposits that are comparable to our traditional certificates of deposit; however, management has recently sought to reduce its reliance on this source of wholesale funding because of its volatility.

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
On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.

Competition
We face significant competition in our primary market areas from a number of sources, including eight commercial banks and one savings institution in Sevier County and twelve commercial banks and one savings institution in Blount County. As of June 30, 2010, there were 57 commercial bank branches and three savings institutions branches located in Sevier County and 48 commercial bank branches and one savings institution branch located in Blount County.
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
Employees
We currently employ a total of 151 employees, including 150 full time employees. We are not a party to any collective bargaining agreements with our employees, and we consider relations with our employees to be good.
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

Supervision and Regulation
Supervision and Regulation
Bank holding companies and banks are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. A broad range of new rules and regulations by various federal agencies must be adopted and, consequently, many details and much of the impact of this act may not be known for many months or years.
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
The Dodd-Frank Act expands the affiliate transaction rules of the federal law to broaden the definition of affiliate and to apply such rules to securities lending, repurchase agreements, and derivative activities that the Bank may have with an affiliate, as well as to strengthen collateral requirements and limit FRB exemptive authority. The definition of “extension of credit” for transactions with executive officers, directors, and principal shareholders is also being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement, and securities lending or borrowing transactions.

The BHC Act, as amended by the Dodd-Frank Act, permits acquisitions of banks by bank holding companies, such that, if well-capitalized and well managed, Mountain National and any other bank holding company located in Tennessee may acquire a bank located in any other state, and, if well-capitalized and well managed, any bank holding company located outside Tennessee may lawfully acquire any bank based in another state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Under Tennessee law, in order for an out-of-state bank or bank holding company to establish a branch in Tennessee, the bank or bank holding company must purchase an existing bank, bank holding company, or branch of a bank in Tennessee which has been in existence for at least three years. De novo interstate branching is permitted under Tennessee law on a reciprocal basis. The Bank is eligible to be acquired by any bank or bank holding company, whether inter-or intrastate, since it has been in existence for more than three years.
Under the Dodd-Frank Act and previously under Federal Reserve policy a bank holding company is required to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.
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
As a result of a regulatory examination conducted during the first quarter of 2009, the Bank has entered into a formal written agreement in which it made certain commitments to the OCC, including commitments to, among other things, implement a written program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s allowance for loan and lease losses (“ALLL”), strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources. The Company has taken action to comply with these requirements and does not believe compliance with these commitments will have a materially adverse impact on its operations.
In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. The OCC imposed this requirement to maintain capital at higher levels than those required by applicable federal regulations because the OCC believed that the Bank’s capital levels were less than satisfactory given the level of credit risk in the Bank, specifically the high level of nonperforming assets and provision for loan losses. As noted below under “Capital,” the Bank had 8.41% of Tier 1 capital to average assets and 13.23% of total capital to risk-weighted assets ratio at December 31, 2010 and thus failed to satisfy its minimum Tier 1 capital to average assets ratio. Failure to satisfy such requirement could result in further enforcement action by the OCC.

In the fourth quarter of 2010, the OCC informed the Bank that, because the OCC does not believe that the Bank has fully satisfied the requirements of the formal written agreement, it will be requested to replace the formal written agreement with a consent order (the “Consent Order”) containing commitments for further improvements in the Bank’s operations. While the requirements of the Consent Order are not currently known to the Bank, the OCC has informed the Bank’s management that the Consent Order will likely contain provisions similar to those currently contained in the existing minimum capital commitment that the Bank made to the OCC in connection with the Bank’s entering into the formal written agreement, requiring the Bank to maintain a minimum Tier 1 leverage capital ratio of 9% and a minimum total risk-based capital ratio of 13%. If the Bank fails to comply with the requirements of the Consent Order, the OCC may impose additional limitations, restraints, commitments or conditions on the Bank.
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
The Dodd-Frank Act also creates a new Bureau of Consumer Financial Protection (the “CFPB”) that will take over responsibility for the federal consumer financial protection laws. The CFPB will be an independent bureau within the FRB and will have broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10.0 billion or more. The Dodd-Frank Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function will also be consolidated into the CFPB.

Several major regulatory and legislative initiatives recently adopted and revised by the Dodd-Frank Act, will have significant future impacts on our business and financial results. Amendments to Regulation E, which implement the Electronic Fund Transfer Act (the “EFTA”), involve changes to the way banks may charge overdraft fees by limiting our ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents to payment of overdrafts for those transactions. Additional amendments to the EFTA include the “Durbin Act,” which mandates limiting debit card interchange fees that banks may charge merchants.
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
Sarbanes-Oxley Act
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board thereunder. In particular, we are required to include management reports on internal controls as part of our annual report for the year ended December 31, 2010, pursuant to Section 404 of the Sarbanes-Oxley Act. We have spent significant amounts of time and money on compliance with these rules and anticipate a similar burden going forward. We completed our assessment of our internal controls in a timely manner and management’s report on internal controls is included in Item 9A of this report. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.
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
Given the losses experienced by the Bank during 2009 and 2010, the Bank may not, without the prior approval of the OCC, pay any dividends to the Company until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses. Accordingly, until such time as it may receive dividends from the Bank, the Company must service its interest payment on its subordinated indebtedness from its available cash balances, if any.
On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.
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
Capital
The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets (“Tier 1 capital”). Additionally, qualified trust preferred securities, for certain eligible companies, and other restricted capital elements such as minority interests in the equity accounts of consolidated subsidiaries are permitted to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. Following passage of the Dodd-Frank Act, trust preferred and cumulative preferred securities will no longer be deemed Tier 1 capital for bank holding companies, but trust preferred securities issued by bank holding companies with under $15 billion in total assets at December 31, 2009 will be grandfathered in and continue to count as Tier 1 capital. Accordingly, the Company expects that it will continue to treat its $13 million of trust preferred securities as Tier 1 capital subject to the limits listed above. Voting common equity must be the predominant form of capital. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).
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

In December 2009, the Basel Committee on Banking Supervision (the “BCBS”) released a comprehensive list of proposals for changes to capital, leverage and liquidity requirements for banks (commonly referred to as “Basel III”). On December 15, 2010, the BCBS released its final framework for strengthening international capital and liquidity regulation. When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period, but the implementation of the new framework will commence January 1, 2013. On that date, banks will be required to meet the following minimum capital ratios: 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets and 8.0% total capital to risk-weighted assets. Although the Basel III framework is not directly binding on the U.S. bank regulatory agencies, the regulatory agencies will likely implement changes to the capital adequacy standards applicable to the insured depository institutions and their holding companies in light of Basel III.
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
As of December 31, 2010, the consolidated capital ratios of the Company and Bank were as follows:

	Regulatory Minimum to	Regulatory Minimum
	be Adequately Capitalized	to be Well Capitalized	Company	Bank
Tier 1 capital ratio	4.0%	6.0%	11.87%	11.97%
Total capital ratio	8.0%	10.0%	13.27%	13.23%
Leverage ratio	3.0-5.0%	5.0%	8.34%	8.41%
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
FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Company and the Bank are considered “well capitalized.” Although brokered deposits are not currently restricted, we believe that our board of directors will be asked to execute a stipulation and consent to the issuance of a consent order by the OCC during the second or third quarter of 2011, pursuant to which the Bank may be required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits. See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion. In addition, the Bank generally will not be able to offer interest rates on deposits more than 75 basis points above the FDIC determined “national rate.”
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
Fiscal and Monetary Policy
Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Mountain National and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Mountain National and its subsidiary cannot be predicted. During 2008, the Federal Reserve reduced the target federal funds rate seven times for a total of 4.00 — 4.25%. The year-end target federal funds rate was expressed as a range from 0.00 - 0.25%. During 2008, the Federal Reserve also reduced the discount rate eight times for a total of 4.25%. The Federal Reserve increased the discount rate 0.25% during the first quarter of 2010. The target federal funds rate in effect at December 31, 2008 was unchanged throughout 2009 and 2010.

FDIC Insurance Assessments
The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in the Bank up to a maximum amount per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. Institutions cannot opt out of this coverage, nor will the FDIC charge a separate assessment for the insurance. On December 29, 2010, President Obama signed into law an amendment to the Federal Deposit Insurance Act to include Interest on Lawyers Trust Accounts (“IOLTA”) within the definition of noninterest-bearing transaction accounts. This amendment will provide IOLTAs with the same temporary, unlimited insurance coverage afforded to noninterest-bearing transaction accounts under the Dodd-Frank Act. This unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
The FDIC did not extend its Transaction Account Guarantee Program beyond its sunset date of December 31, 2010, which provided a full guarantee of certain Negotiable Order of Withdrawal accounts (“NOW accounts”). The FDIC insures NOW accounts up to the standard maximum deposit insurance amount as noted above.
FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These new rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. On December 30, 2009, the Bank prepaid its assessment in the amount of approximately $4 million related to years 2010 through 2012. As of December 31, 2010 the remaining balance of our prepaid FDIC assessment was approximately $3 million. Continuing declines in the DIF may result in the FDIC imposing additional assessments in the future, which could adversely affect the Company’s capital levels and earnings.
As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which would redefine the assessment base as “average consolidated total assets minus average tangible equity.” The new rate schedule and other revisions to the assessment rules will become effective April 1, 2011, to be used to calculate the June 2011 assessments which will be due in September 2011. The FDIC’s final rules will also eliminate risk categories and debt ratings from the assessment calculation for large banks (over $10 billion) and will instead use scorecards that the FDIC believes better reflect risks to the DIF. We continue to assess the impact that these changes will have on our deposit insurance premiums in future periods.

In addition to DIF assessments, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation (“FICO”). The FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FICO assessments are set quarterly.
During the two years ended December 31, 2010 and 2009, the Bank paid approximately $65,000 and $55,000, respectively, in FICO assessments. The Bank paid approximately $1,114,000 during 2010 for FDIC deposit insurance premiums, including approximately $13,000 for premiums related to the transaction account guarantee program.
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
The Dodd-Frank Act, certain aspects of which have been described above, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC.
The following items provide a brief description of certain provisions of the Dodd-Frank Act that may have an effect on us:
• The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDICIA also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. We continue to assess the impact that these changes will have on our deposit insurance premiums in future periods.
• The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

• The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a federal thrift’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
• The Dodd-Frank Act authorizes the establishment of the CFPB, which has the power to issue rules governing all financial institutions that offer financial services and products to consumers. The CFPB has the authority to monitor markets for consumer financial products to ensure that consumers are protected from abusive practices. Financial institutions will be subject to increased compliance and enforcement costs associated with regulations established by the CFPB.
• The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including ours, in certain circumstances. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials; (5) prohibits uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (6) requires disclosure on board leadership structure.
Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

ITEM 1A.	RISK FACTORS
We have incurred significant losses in the last two years and could continue to sustain losses if our asset quality declines.
We incurred substantial losses in 2009 and 2010, resulting primarily from substantially higher provisions for loan losses related to real estate related loans, reductions in net interest income and, in 2010, the establishment of a reserve for a significant portion of our deferred tax asset. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions continue to decline or fail to stabilize in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner.
Our business is highly dependent upon conditions in the local real estate market and has been adversely impacted by adverse developments in those markets.
Adverse market or economic conditions in East Tennessee have disproportionately increased the risk our borrowers will be unable to timely make their loan payments. The market value of the real estate securing loans as collateral has been adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2010, approximately 92.0% of our loans were secured by real estate. Of this amount, approximately 38.9% were commercial real estate loans, 36.8% were residential real estate loans and 24.3% were construction and development loans. We have experienced increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our markets and such conditions will continue to adversely affect the value of our assets, our revenues, results of operations and financial condition.
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
In addition to the agreement, the OCC has required the Bank to meet and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk-based capital ratio of 13%. These ratios are significantly higher than those required to be considered “well-capitalized” under OCC regulations. At December 31, 2010, the Bank’s Tier 1 leverage ratio was 8.41% and its Total risk-based capital ratio was 13.23%. Because of its non-compliance with the Tier 1 leverage ratio, the Bank could become subject to additional enforcement action by the OCC.

We anticipate that we will become subject to a cease and desist order with the OCC during the second or third quarter of 2011.
We believe that our board of directors will be asked to execute a stipulation and consent to the issuance of a cease and desist order by the OCC, during the second or third quarter of 2011. Although we do not yet know what terms the consent order will include we have been informed by the OCC that the minimum capital maintenance requirements that we have informally committed to the OCC that we will maintain (a minimum Tier 1 to average assets ratio of 9% and a minimum total risk-based ratio of 13%) will be included in the consent order. Even if the Bank’s capital levels exceed these higher levels, upon the issuance of the consent order, the Bank will be deemed to not be “well capitalized” under the applicable federal regulations for so long as the consent order is in place. As a result, the Bank will be required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits or pay interest on deposits above certain federally established rates. The Bank’s regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain approvals if requested. We expect that the consent order will also include other operational and supervisory provisions requiring the Bank to take certain actions.
Additionally, if the Bank fails to comply with the requirements of the consent order, it may be subject to further regulatory action. The OCC also has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders, removing officers and directors, requiring us to sell or merge the Bank.
Our inability to accept, renew or roll over brokered deposits without the prior approval of the FDIC could adversely affect our liquidity.
As of December 31, 2010, we had approximately $27 million in brokered certificates of deposit which represented approximately 6.01% of our total deposits. Because we anticipate that the consent order will establish specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” under capital adequacy regulations, even if the Bank exceeds the levels of capital set forth in the consent order and the normal requirements for “well capitalized” status. As long as it is considered an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of December 31, 2010, brokered deposits maturing in the next 24 months totaled approximately $18.8 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. Because the Bank will not be considered “well capitalized” following issuance of the consent order, it will also not be permitted to offer to pay interest on deposits at rates that are more than 75 basis points above the “national rate” unless the FDIC determines we are in a “high rate area.” These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the “national rate” could adversely affect our liquidity.

We may need to raise additional capital that may not be available to us.
As a result of our continuing losses, we may need to raise additional capital in the future if we continue to incur additional losses or due to regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to maintain our capital ratios could be materially impaired, and we could face additional regulatory challenges.
If our allowance for loan losses is not sufficient to cover actual loan losses, our losses will continue.
If loan customers with significant loan balances fail to repay their loans according to the terms of these loans, our losses will continue. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the repayment of our loans. We maintain an allowance for loan losses in an attempt to cover probable incurred losses inherent to the risks associated with lending. In determining the size of this allowance, we rely on an analysis of our loan portfolio based on volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, other factors and other pertinent information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover probable incurred loan losses, and additional provisions may be necessary which would decrease our earnings.
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower of ours or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.
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

Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.
The percentage of real estate construction and development loans in the Company’s portfolio was approximately 22.3% of total loans at December 31, 2010, and these loans make up approximately 45.0% of our non-performing loans at December 31, 2010. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. Throughout 2009 and 2010, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations
We are geographically concentrated in Sevier County and Blount County, Tennessee, and changes in local economic conditions, particularly the tourism industry, impact our profitability.
We operate primarily in Sevier County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Sevier and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Economic conditions in our area weakened during 2008 and 2009 and remained weak throughout 2010, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our market will improve during 2011 or thereafter, and continued weak economic conditions could cause us to continue to further reduce our asset size, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.
Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains twelve primary concentrations of credit by industry, of which seven are directly related to the tourism industry. At December 31, 2010, approximately $192 million in loans, representing approximately 51.2% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the seven categories included in the industry concentration amounts noted above. The tourism industry in Sevier County has remained relatively stable during recent years and we do not anticipate any significant changes in this trend; however, if the tourism industry does experience an economic slowdown and, as a result, borrowers in this industry are unable to perform their obligations under their existing loan agreements, owe could incur additional losses.

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
A significant portion of our borrowers rely to some extent upon rental income to service real estate loans secured by rental properties, or they rely upon sales of the property for construction and development loans secured by homes that have been built for sale to investors living outside of our market area as investment properties, second homes or as vacation homes. If tourism levels in our market area or the rates that visitors are willing to pay for lodging were to decline significantly, the rental income that some of our borrowers utilize to service their obligations to us may decline as well and these borrowers may have difficulty meeting their obligations to us which would adversely impact our results of operations. In addition, sales of vacation homes and second homes to investors living outside of our market area have slowed and are expected to remain at reduced levels at least throughout 2011. Borrowers that are developers or builders whose loans are secured by these vacation and second homes and whose ability to repay their obligations to us is dependent on the sale of these properties have had, and may continue to have, difficulty meeting their obligations to us if these properties are not sold timely or at values in excess of their loan amount which could adversely impact our results of operations.
If the value of real estate in our markets were to decline further or if appraisals do not accurately reflect real estate values, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2010, approximately 92% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Also, in considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.
Negative publicity about financial institutions, generally, or about us or the Bank, specifically, could damage the Bank’s reputation and adversely impact its liquidity, business operations or financial results.
Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or us or the Bank, specifically, in any number of activities, including leasing and lending practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our liquidity, business operations or financial results.
The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
We may be required to pay significantly higher FDIC premiums or remit special assessments that could adversely affect our earnings.
A downgrade in our regulatory condition, along with our current level of brokered deposits, could cause our assessment to materially increase. In addition, market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, the entire industry may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan.

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 identified a material weakness in its internal control over financial reporting, as described in “Item 9A-Controls and Procedures.” This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.
Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and 2010. As a result, we incurred losses in 2009 and 2010, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. Although economic conditions showed signs of stabilization in our markets in the second half of 2010 with the exception of real estate values, we believe that we will continue to experience a challenging and volatile economic environment in 2011. Accordingly, we expect that our results of operations will continue to be negatively impacted in 2011. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve, materially or at all, in which case we could continue to experience losses, write-downs of assets, capital and liquidity constraints or other business challenges.
Environmental liability associated with commercial lending could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or the Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on dividends from the Bank, which are currently limited as a result of the Bank’s losses in 2009 and 2010, as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. We have relied to a significant degree on national time deposits and brokered deposits, which may be more volatile than local time deposits. We have committed to the OCC to reduce our dependence on such sources and have sought to improve our asset and liability liquidity. However, actions to improve liquidity may adversely affect our profitability. We may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB of Cincinnati advances and federal funds lines of credit from correspondent banks. The availability of these sources may be restricted because of the Bank’s financial performance. To utilize brokered deposits and national market time deposits without additional regulatory approvals, the Bank must remain well capitalized and must not become subject to a formal enforcement action that requires the Bank to maintain capital levels above those required to be well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to continue to reduce our asset size, slow or discontinue capital expenditures or other investments or liquidate assets should such sources not be adequate.
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
As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities (usually deposits and borrowings), meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
Consumer protection initiatives related to the foreclosure process could affect our remedies as a creditor.
Consumer protection initiatives proposed related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our credit losses or increase our expense in pursuing our remedies as a creditor.

National or state legislation or regulation may increase our expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.
Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. We cannot predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

If the federal funds rate remains at current extremely low levels, our net interest margin, and consequently our net earnings, may be negatively impacted.
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate (which is at an extremely low rate as a result of current economic conditions), our net interest margin continues to be negatively affected. Because of these competitive pressures, we have been unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. As a result, our net interest margin, and consequently our profitability, has been and may continue to be negatively impacted.
We have a significant deferred tax asset and cannot give any assurance that it will be fully realized.
During 2010, the Company reached a three-year pre-tax cumulative loss position. Under GAAP, a cumulative loss position is considered significant negative evidence which makes it very difficult for the Company to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. We had net deferred tax assets of approximately $1.4 million as of December 31, 2010. We established a valuation allowance against our net deferred tax assets as of December 31, 2010 totaling approximately $7.4 million because we believe that it is not more likely than not that all of these assets will be realized. In determining the amount of the valuation allowance, we considered the reversal of deferred tax liabilities and the ability to carryback losses to prior years. This process required significant judgment by management about matters that are by nature uncertain. We may need to increase our valuation allowance because of changes in the amounts of deferred tax assets and liabilities, which could have a material adverse effect on our results of operations and financial condition.
Holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s common shareholders.
At December 31, 2010, we had outstanding trust preferred securities from special purpose trusts and accompanying junior subordinated debentures totaling $13 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock and preferred stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. Because of the losses the Bank incurred in 2009 and 2010, it is not permitted to pay dividends to us without the consent of the OCC. As a result, we must use cash on hand to pay our obligations on the subordinated debentures related to our trust preferred securities.

On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.
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
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the equity market forces like other common stocks. As a result, if you acquire our stock, you could lose some or all of your investment.

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
The second Gatlinburg branch is a walk-up branch leased by the Bank located at 745 Parkway, which lies in the heart of the Gatlinburg tourist district. The lease expires in 2015 and includes one five-year renewal option through 2020.
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
The Justice Center branch is located on land leased by the Bank at 1002 E. Lamar Alexander Parkway, Maryville, Tennessee. The branch contains approximately 3,900 square feet. The lease expires in 2013 and includes renewal options for six additional five-year terms.
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

	Market Price Range
	Per Share
Year/Period	High	Low
2010:	$8.10	$4.00
First Quarter	8.10	5.75
Second Quarter	6.75	5.10
Third Quarter	5.75	5.00
Fourth Quarter	5.00	4.00

2009:	$16.75	$8.00
First Quarter	16.75	11.00
Second Quarter	16.50	12.50
Third Quarter	15.00	9.00
Fourth Quarter	10.50	8.00
These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
As of the date of this filing, the Company has approximately 2,000 holders of record of its common stock. The Company has no other class of securities issued or outstanding.
Dividends from the Bank are the Company’s primary source of funds to pay dividends on its capital stock. Under the National Bank Act, the Bank may, in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). Given the losses incurred by the Bank in 2009 and 2010, the Bank’s ability to pay dividends to the Company beginning on January 1, 2010 was limited. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. Additional information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in this report under “Item 1 — Business- Supervision and Regulation.”
Issuer Purchases of Equity Securities
The Company made no repurchases of its Common Stock during the fourth quarter of 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations for the two-year period ended December 31, 2010, and our financial condition at December 31, 2009 and 2010. We have provided comparisons of financial data as of and for the fiscal years ended December 31, 2009 and 2010, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. The following discussion should be read in conjunction with our consolidated audited financial statements, including the notes thereto, and the selected consolidated financial data presented elsewhere in this Annual Report on Form 10-K.
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
We recorded no additional other-than-temporary impairment of our investment securities during 2009 and 2010.
Allowance and Provision for Loan Losses
The allowance and provision for loan losses are based on management’s assessments of amounts that it deems to be adequate to absorb probable incurred losses inherent in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge-off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, because economic conditions in our market area have undergone an unexpected and adverse change in the last two years, we have had to increase our allowance for loan losses by taking a charge against earnings in the form of additional provisions for loan losses.
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

Deferred Tax Asset Valuation
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of its increased credit losses, the Company entered into a three-year cumulative pre-tax loss position during 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years. We did not consider future taxable income in determining the realizability of our deferred tax assets, and as such, recorded a valuation allowance to reduce our net deferred tax asset to approximately $1.4 million. When the Company’s profitability returns and continues to a point that is considered sustainable, some or all of the valuation allowance may be reversed. The timing of the reversal of the valuation allowance is dependent on an assessment of future events and will be based on the circumstances that exist as of that future date.
Results of Operations for the Years Ended December 31, 2010 and 2009
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
The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and interest-bearing liabilities and the various rate spreads between the interest-earning assets and the Company’s funding sources. Changes in our net interest income from period to period result from, among other things:
•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;
•	increases or decreases in the average rates earned and paid on those assets and liabilities;
•	our ability to manage our interest-earning asset portfolio, which includes loans;
•	the availability and costs of particular sources of funds, such as non-interest bearing deposits; and
•	our ability to “match” liabilities to fund assets of similar maturities at a profitable spread of rates earned on assets over rates paid on liabilities.
In 2010 and 2009, our other principal sources of revenue were service charges on deposit accounts and credit/debit card related income.

Net Income (Loss)
The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Years Ended December 31,		Dollar Change	Percent Change
	2010	2009	2010 to 2009	2010 to 2009
Interest income	$23,456	$31,369	$(7,913)	-25.23%
Interest expense	10,702	13,358	(2,656)	-19.88%

Net interest income	12,754	18,011	(5,257)	-29.19%
Provision for loan losses	7,727	11,673	(3,946)	-33.80%

Net interest income after provision for loan losses	5,027	6,338	(1,311)	-20.68%
Noninterest income	5,750	4,863	887	18.24%
Noninterest expense	17,490	19,217	(1,727)	-8.99%

Net income (loss) before income taxes	(6,713)	(8,016)	1,303	-16.25%
Income tax expense (benefit)	3,738	(3,788)	7,526	-198.68%

Net income (loss)	$(10,451)	$(4,228)	$(6,223)	147.19%

Total revenues	$29,206	$36,232
Total expenses	39,657	40,460

Basic earnings (loss) per share	(3.97)	(1.61)
Diluted earnings (loss) per share	(3.97)	(1.61)
The net loss for 2010 was primarily attributable to the provision for loan losses, the continued compression in the Company’s net interest margin and the disallowance of the deferred tax asset. The provision for loan losses reflects the continued elevated levels of net loans charged-off and increased probable losses as a result of the slowdown in economic conditions, primarily with respect to the real estate construction and development segment of our portfolio and is discussed in more detail under “Provision for Loan Losses.” Total average loans, our largest interest earning-asset, decreased approximately $17,928,000 during 2010. More significantly, the average balance of nonaccrual loans increased approximately $38,311,000 during the year from approximately $21,444,000 at December 31, 2009 to approximately $59,755,000 at December 31, 2010. The interest associated with these loans that was excluded and reversed from income throughout 2010 was a significant factor contributing to the decrease in interest income, the 83 basis point reduction of the yield earned on loans and the continued compression of our net interest margin. Nonaccrual loans and interest income are discussed in more detail under “Allowance for Loan Losses” and “Net Interest Income.” During 2010, we established a valuation allowance against our deferred tax assets in order to adjust the net carrying amount to what we believe is currently realizable. The deferred tax valuation allowance and related tax expense is described in more detail under “Income Taxes.” The net loss during 2010 was lessened by the decrease in noninterest expense which was primarily related to the decrease in salaries and employee benefits from personnel cutbacks, as described in more detail under “Noninterest Expenses.”

Basic and diluted loss per share was ($3.97) and ($3.97), respectively, for 2010, compared to ($1.61) and ($1.61), respectively, for 2009 reflecting the increased net loss from 2009 to 2010. The average number of shares outstanding was unchanged during 2010.
The Bank’s net interest margin, the difference between the yields on earning assets, including loan fees, and the rate paid on funds to support those assets, declined 73 basis points from 3.07% at December 31, 2009, to 2.34% at December 31, 2010. The increasing volume of nonaccrual loans has caused a more prolonged and significant compression in the Bank’s margin than expected. See the section titled “Net Interest Income,” below for a more detailed discussion.
The following chart illustrates our net income (loss) for the periods indicated. The changes below were impacted by changes in rate as well as changes in volume:

	2010	2009
First Quarter	$329,113	$(673,634)
Second Quarter	142,286	(789,050)
Third Quarter	350,893	1,028,162
Fourth Quarter	(11,273,470)	(3,793,873)

Annual Total	$(10,451,178)	$(4,228,395)

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

Average Balance Sheet and Analysis of Net Interest Income
for the Years Ended December 31, 2010 and 2009
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2010	2009	2010	2009	2010	2009

Interest-earning assets:
Loans (1)(2)	$397,594	$415,522	$20,674	$25,072	5.20%	6.03%
Investment Securities: (3)
Available for sale	111,784	151,729	2,456	5,994	2.20%	3.95%
Held to maturity	1,362	2,156	61	87	4.48%	4.04%
Equity securities	3,837	3,895	189	191	4.93%	4.90%

Total securities	116,983	157,780	2,706	6,272	2.31%	3.98%
Federal funds sold and other	29,310	13,295	76	25	0.26%	0.19%

Total interest-earning assets	543,887	586,597	23,456	31,369	4.31%	5.35%
Nonearning assets	74,544	72,816

Total Assets	$618,431	$659,413

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	119,547	150,384	1,309	1,856	1.09%	1.23%
Savings deposits	22,790	17,340	245	241	1.08%	1.39%
Time deposits	302,494	304,715	6,283	8,151	2.08%	2.67%

Total interest bearing deposits	444,831	472,439	7,837	10,248	1.76%	2.17%
Securities sold under agreements to repurchase	1,535	4,284	24	91	1.56%	2.12%
Federal Home Loan Bank advances and other borrowings	61,657	68,442	2,497	2,627	4.05%	3.84%
Subordinated debt	13,403	13,403	344	392	2.57%	2.92%

Total interest-bearing liabilities	521,426	558,568	10,702	13,358	2.05%	2.39%
Noninterest-bearing deposits	46,237	45,761	—	—

Total deposits and interest-bearings liabilities	567,663	604,329	10,702	13,358	1.89%	2.21%

Other liabilities	2,890	3,143
Shareholders’ equity	47,878	51,941

	$618,431	$659,413

Net interest income			$12,754	$18,011

Net interest spread (4)					2.26%	2.96%
Net interest margin (5)					2.34%	3.07%

(1)	Interest income from loans includes total fee income of approximately $889,000 and $1,134,000 for the years ended December 31, 2010 and 2009, respectively.

(2)	For the purpose of these computations, non-accrual loans are included in average loans.

(3)	Tax-exempt income from investment securities is not presented on a tax-equivalent basis.

(4)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(5)	Net interest margin is the result of net interest income divided by average interest-earning assets for the period.

The large volume of nonaccrual loans as well as a securities portfolio that, at certain times during 2010, contained comparatively low-rate investments resulted in the continued compression of our net interest margin as we experienced reduced yields on a significant portion of our earning asset base. Rate and volume variances during 2010 caused a decrease in interest income and interest expense as well as net interest income which decreased approximately $5,257,000 in 2010 compared to 2009. The Company’s net interest margin decreased by 73 basis points in 2010 compared to 2009. Yields on our loan portfolio decreased by 83 basis points in 2010 compared to 2009, reflecting the approximately $38 million increase in average nonaccrual loans during the year as well as the continuing very low rate environment. As discussed in more detail under “Securities,” we shifted a significant portion of our investment portfolio to shorter-term securities in preparation for their liquidation. This shift caused the yield on our investment securities portfolio to decrease 167 basis points during 2010 when compared to 2009. Partially offsetting the decrease in yields earned on our average earning assets was a corresponding decrease in our funding costs. Rates paid on our interest-bearing deposits decreased by 41 basis points in 2010 compared to 2009, reflecting the continued effects of a decreasing interest rate environment. The average rate paid on time deposits, in particular, takes longer to adjust to current market rates due to the varied and sometimes extended repricing speed of these deposits. Also contributing to our lower funding costs was a 35 basis point decrease in rates paid on subordinated debt in 2010.
Average balances of our earning assets decreased by approximately $43 million in 2010 compared to 2009, primarily due to a reduction in average securities and average loans which decreased approximately $41 million and $18 million, respectively, in 2010. The liquidity created by the reduction in securities and loans was used to fund the withdrawal of certain municipal deposits during the year as discussed in more detail under “Deposits.” The remaining funds were used to pre-pay an FHLB advance and invested in federal funds sold.
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 2.34% during 2010 versus 3.07% in 2009, a decrease of 73 basis points. The decrease in our net interest margin reflects a decrease in the average spread in 2010 between the rates we earned on our interest-earning assets, which had a decrease in overall yield of 104 basis points to 4.31% at December 31, 2010, as compared to 5.35% at December 31, 2009, and the rates we paid on interest-bearing liabilities, which had a less substantial decrease of 34 basis points in the overall rate to 2.05% at December 31, 2010, versus 2.39% at December 31, 2009. Our interest-earning assets, including approximately $163,000,000 in loans tied to prime that reprice more quickly than our interest-bearing liabilities, particularly time deposits and borrowings with a fixed rate and term. Therefore, during the declining and low interest rate environments experienced over the last two years, our net interest margin has been compressed as our interest-sensitive assets and liabilities reprice at their expected speeds. Additionally, the approximately $38 million increase in average nonaccrual loans and reduction in the average rate earned on our investment securities portfolio negatively impacted our net interest margin. The negative effect of nonaccrual loans will continue as long as and to the extent that the balance of nonaccrual loans is elevated. The yield earned on investment securities will likely not fully recover for some time as new investments obtained during the current economic environment typically do not carry the same yield as those that we sold during 2010. When market interest rates begin to increase, our net interest margin will likely remain compressed until interest rates exceed the established rate floors.

The interest income we earn on loans is the largest component of net interest income and the Bank’s net interest margin. The average balance of our loan portfolio decreased approximately $17.9 million during 2010 and, as mentioned above, the yield we earned on these loans decreased as well. Both of these factors contributed to the approximately $4.4 million reduction in loan related interest income. While management separately deals with the nonperforming loans that accounted for a considerable portion of the decline in yield and income during 2010, measures to offset the impact of the ongoing depressed rate environment, including certain terms and conditions applicable to performing loans such as repricing frequency, rate floors and fixed interest rates, have been used by the Bank in an attempt to reduce the impact of low interest rates.
Interest income on investment securities decreased approximately $3.6 million from 2009 to 2010 due to the 167 basis point decrease in the yield earned on these securities as well as the approximately $40.8 million decrease in volume of securities owned.
The decrease in interest expense during 2010 as compared to 2009 was primarily due to the general decrease in interest rates paid on deposits, primarily demand deposit accounts and time deposits (including brokered deposits), as well as subordinated debt. The decreases in the average balance of time deposits of approximately $2 million and interest-bearing demand deposits of approximately $31 million also contributed to the decrease in interest expense from 2009 to 2010. As a result of the approximately $3.6 million decrease in average federal funds purchased during 2010, the average rate paid on combined FHLB advances and other borrowings during 2010 was higher than the average rate paid during 2009. The rates paid to borrow federal funds are based on current market rates and are significantly lower than the average rates paid on our FHLB borrowings which are generally fixed rates obtained at various times under different market conditions. FHLB advances are typically subject to prepayment penalties that severely limit any interest rate advantages gained from early payment if current market rates are lower than rates applicable to outstanding advances. In spite of the 2010 average rate increase, interest expense on borrowed funds decreased approximately $130,000, reflecting the approximately $6.8 million decrease in average borrowed funds. In addition to the decrease in average federal funds purchased, we prepaid a $7.5 million FHLB advance during the third quarter of 2010 which is discussed in more detail under “Noninterest Expense” as well as “Note 7. FHLB Advances.” Interest expense on subordinated debt decreased during 2010 due exclusively to the 35 basis point decrease in the average rate paid on this debt which is priced at a spread above 3-month LIBOR.
Even as our cost of interest-bearing deposits has declined due to the actions of the Federal Open Markets Committee (“FOMC”) in recent years, the local competition for deposits, in some instances, has and could continue to cause interest rates paid on deposits to remain above market levels during 2010.
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(dollars in thousands)

	2010 Compared to 2009
	Increase (decrease)
	due to change in
	Rate	Volume	Total

Income from interest-earning assets:
Interest and fees on loans	$(3,313)	$(1,085)	$(4,398)
Interest on securities	(1,948)	(1,618)	(3,566)
Interest on Federal funds sold and other	21	30	51

Total interest income	(5,240)	(2,673)	(7,913)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(227)	(316)	(543)
Interest on time deposits	(1,808)	(60)	(1,868)
Interest on other borrowings	100	(345)	(245)

Total interest expense	(1,935)	(721)	(2,656)

Net interest income	$(3,305)	$(1,952)	$(5,257)
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
As discussed in more detail under “Discussion of Financial Condition – Allowance for Loan Losses,” management determined it was necessary to increase the allowance for loan loss account through the provision for loan losses. Although total loans decreased approximately $33 million during 2010, the continuing increased level of provision for loan loss expense during 2010, as well as 2009, was due to increased charge-offs and delinquencies, related primarily to deterioration in the real estate segment of the Company’s loan portfolio, particularly construction and land development, as well as increased probable losses as the result of the slowdown in economic conditions. Continuing reductions in property values and the reduced volume of sales of developed and undeveloped land has led to an increase of impaired loans determined to be collateral dependent. As the collateral value for these land loans has declined significantly during 2010 and into 2011, related charge-offs and provision expense have been incurred. Management has continued its ongoing review of the loan portfolio with particular emphasis on construction and land development loans and we believe we have identified and adequately provided for losses present in the loan portfolio; however, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to the loan portfolio, such as conditions in the local and national economy and the local real estate market, could have an added adverse impact and require additional provision expense and higher allowance levels.

Noninterest Income
The following table presents the major components of noninterest income for 2010 and 2009 (dollars in thousands).

	Years Ended December 31,		Dollar Change	Percent Change
	2010	2009	2010 to 2009	2010 to 2009
Service charges on deposit accounts	$1,642	$2,327	$(685)	-29.44%
Other fees and commissions	1,473	1,262	211	16.72%
Gain on sale of mortgage loans	191	147	44	29.93%
Gain on sale of securities, net	1,511	2,558	(1,047)	-40.93%
Loss on impairment of securities	—	(347)	347	-100.00%
Gain (loss) on other real estate, net	34	(1,479)	1,513	-102.30%
Other noninterest income	899	395	504	127.59%

Total noninterest income	$5,750	$4,863	$887	18.24%

The principal components of noninterest income during both 2009 and 2010 were service charges on deposits, fees associated with credit/debit cards included in “other fees and commissions”, and income resulting from the increase in the cash surrender value of bank owned life insurance (“BOLI”). Additionally, during 2009 and 2010, we sold approximately $90 million and $104 million, respectively, of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, during 2010 we realized a $1.5 million net gain and during 2009 we realized a $2.6 million net gain, excluding the securities impairment loss described below. Also during 2009, we recorded an approximately $1.5 million net loss on OREO, which includes valuation adjustments as well as gains and losses on disposal. We recorded a small net gain on OREO in 2010. The reduction in service charges on deposit accounts was primarily the result of a decrease in overdraft fees. During January 2009, we implemented an authorized overdraft program that led to increased overdraft fee income when compared to prior years. However, during 2010 these fees decreased as compared to 2009 due, in part, to regulatory changes that became effective during 2010 which are discussed in the following paragraph, as well as general consumer behavior. The increase in other fees and commissions from 2009 to 2010 was the result of increases in credit/debit card fees. The increase in other noninterest income was attributable to increases in the following areas: approximately $208,000 increase in OREO income related to rental of certain of our OREO properties, approximately $158,000 increase in income generated by our investment in the Appalachian Fund for Growth partnership and approximately $130,000 increase in income generated by the increased cash surrender value of BOLI.

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibited financial institutions from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumers’ choices. This rule had a negative impact on insufficient funds income during 2010.
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
Noninterest Expenses
The following table presents the major components of noninterest expense for 2010 and 2009 (dollars in thousands).

	Years Ended December 31,		Dollar Change	Percent Change
	2010	2009	2010 to 2009	2010 to 2009
Salaries and employee benefits	$8,322	$9,670	$(1,348)	-13.94%
Occupancy expenses	1,759	1,699	60	3.53%
FDIC assessment expense	1,161	1,537	(376)	-24.46%
Other operating expenses	6,248	6,311	(63)	-1.00%

Total noninterest expense	$17,490	$19,217	$(1,727)	-8.99%

The largest component of our noninterest expense continues to be the cost of salaries and employee benefits, which decreased by approximately $1,348,000 during 2010, and was the most significant factor contributing to the overall decrease in noninterest expense. Other operating expenses decreased slightly as a whole, however; this decrease was negatively affected by an approximately $350,000 FHLB pre-payment penalty incurred during the third quarter of 2010 as well as the approximately $118,000 increase in OREO expense related to maintenance and upkeep of our foreclosed properties. These increases were offset by the effects of several cost cutting initiatives enacted during the first quarter of 2010 in an effort to improve its profitability during 2010. These measures included, but were not limited to, areas such as employee related expenses, business travel and other discretionary spending, equipment and supply expenses and marketing expenses. In total, these initiatives reduced the Company’s expenses by approximately $1.5 million during 2010. The decrease in noninterest expense was also attributable to the decrease in FDIC assessment expense during 2010 related to the overall decrease in deposits.

Income Taxes
Our provision for income taxes and effective tax rates for 2010 and 2009 were as follows:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Provision	Effective
	Expense/(Benefit)	Tax Rates
2010	$3,738	-55.68%
2009	$(3,788)	47.26%
The effective income tax rate for the year ended December 31, 2010 was approximately (55.68%), compared to an income tax benefit rate of 47.26% for the year ended December 31, 2009. Our income tax expense rate for 2010 was principally impacted by the recognition of a valuation allowance during 2010 as more fully discussed in “Note 6. Income Taxes.” Establishing a valuation allowance required us to record a significant tax expense which, when applied to a pretax loss, caused a negative effective tax rate. Additionally, tax exempt income has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income.
During 2009 and 2010, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also improved our effective tax rate in both years. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that generated a federal tax credit in the amount of approximately $200,000 per year during 2009 and 2010. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.

Discussion of Financial Condition
General Discussion of Our Financial Condition
The following is a summary comparison of selected major components of our financial condition for the periods ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ change	% change
Cash and equivalents	$32,576	$14,105	$18,471	130.95%
Loans	374,355	407,704	(33,349)	-8.18%
Allowance for loan losses	10,942	11,353	(411)	-3.62%
Investment securities	87,635	146,534	(58,899)	-40.19%
Premises and equipment	32,601	33,709	(1,108)	-3.29%
Other real estate owned	13,141	14,575	(1,434)	-9.84%

Total assets	557,207	639,739	(82,532)	-12.90%

Noninterest-bearing demand deposits	47,639	47,601	38	0.08%
Interest-bearing demand and savings deposits	130,779	173,769	(42,990)	-24.74%
Time deposits	271,173	289,244	(18,071)	-6.25%

Total deposits	449,591	510,614	(61,023)	-11.95%

Federal Home Loan Bank advances	55,200	62,900	(7,700)	-12.24%
Subordinated debentures	13,403	13,403	—	0.00%

Total liabilities	521,532	592,370	(70,838)	-11.96%

Accumulated other comprehensive income (loss)	(1,065)	283	(1,348)	-476.33%
Total shareholders’ equity	$35,674	$47,369	$(11,695)	-24.69%
Loans
At December 31, 2009 and 2010, loans comprised 74.2% and 77.4% of our total earning assets, respectively. While both loans and securities decreased during 2010, the increase in loans as a percent of total earning assets was caused by the relatively more significant decrease in our investment securities portfolio as discussed under “Securities.” Total earning assets as a percent of total assets, were 86.8% at December 31, 2010, compared to 86.3% at December 31, 2009. This slight increase in total earning assets relative to total assets in 2010 was attributable to decreases in nonearning assets including deferred tax assets, OREO and prepaid expenses associated with the Bank’s FDIC assessment. The increase in total earning assets as a percent of total assets was offset by decreases in loans and securities.

Loan Portfolio. Our loan portfolio consisted of the following loan categories and amounts as of the dates indicated:

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Commercial, financial, agricultural	$24,944	$30,387	$37,632	$35,929	$26,062
Real estate — construction, development	83,543	99,771	142,370	150,844	137,989
Real estate — mortgage	260,738	270,622	231,999	201,011	173,085
Consumer and other	5,130	6,924	8,428	9,890	7,572

Less allowance for loan losses	10,942	11,353	5,292	3,974	3,524
Loans, net	$363,413	$396,351	$415,137	$393,700	$341,184
Commercial and consumer loans tend to be more risky than loans that are secured by real estate; however, the Bank seeks to control this risk with adherence to quality underwriting standards. Still, as reflected in our 2009 and 2010 results of operations and described in more detail under “Allowance for Loan Losses,” real estate construction and development loans do involve risk and if the underlying collateral, which in the case of acquisition and development loans may involve large parcels of real property, is not equal to the value of the loan, we may suffer losses if the borrower defaults on its obligation to us.
Maturities and Sensitivities of Loan Portfolio to Changes in Interest Rates. Total loans as of December 31, 2010 are classified in the following table according to maturity or scheduled repricing:

	One year	Over one year	Over three years	Over five
	or less	through three years	through five years	years
	(in thousands)
Commercial, financial, agricultural	$10,825	$8,117	$3,170	$2,832
Real estate — construction, development	57,116	22,620	2,170	1,637
Real estate — mortgage	139,028	77,980	21,524	22,206
Consumer and other	3,102	1,490	422	116

Total	$210,071	$110,207	$27,286	$26,791
Of our loans maturing more than one year after December 31, 2010, approximately $80,696,000 had fixed rates of interest and approximately $83,588,000 had variable rates of interest. At December 31, 2010, loans to sub-dividers/developers were 17.7% of total loans and loans to franchise hotels & motels were 11.2% of total loans. No other concentrations of credit exceeded ten percent of our total loans.

Past Due Loans and Non-Performing Assets
The following table presents performing loans that were past due at least 30 days but less than 90 days as of December 31, 2010 and 2009:

	December 31,
	2010		2009
	Balance	% of total loans	Balance	% of total loans
	($ in thousands)

Construction, land development and other land loans	$265	0.07%	$656	0.16%
Commercial real estate	541	0.14%	126	0.03%
Consumer real estate	1,130	0.30%	1,125	0.28%
Commercial loans	—	0.00%	138	0.03%
Consumer loans	68	0.02%	81	0.02%

Total	$2,004	0.54%	$2,126	0.52%

Due to management’s ongoing efforts to identify and enter into workout arrangements with borrowers experiencing financial difficulty, delinquent loans at December 31, 2010 remained stable and were slightly lower than delinquent loans at December 31, 2009. Developers that do not have adequate cash flow or cash reserves to sustain the required interest payments on their loans during this period of economic stress have been unable to continue their developments. As a result, the Bank has classified a significant portion of these loans as non-performing assets.

The Bank’s non-performing assets consist of loans past due 90 days or more and still accruing, nonaccrual loans and OREO. Loans that have been restructured and remain on accruing status are not included in non-performing assets. The following table presents the Bank’s non-performing assets for the periods indicated:

	Past due 90 days				Other real	Total
	or more and	% of total	Nonaccrual	% of total	estate	non-performing
	still accruing	loans	loans	loans	owned	assets
	($ in thousands)

As of December 31, 2010
Construction, land development and other land loans	$—	0.00%	$27,929	7.46%	$2,595	$30,524
Commercial real estate	413	0.11%	6,362	1.70%	2,107	8,882
Consumer real estate	—	0.00%	18,647	4.98%	8,439	27,086
Commercial loans	—	0.00%	67	0.02%	—	67
Consumer loans	19	0.01%	—	0.00%	—	19

Total	$432	0.12%	$53,005	14.16%	$13,141	$66,578

Total non-performing loans to total loans				14.27%
Total non-performing assets to total loans plus other real estate owned				17.18%

As of December 31, 2009
Construction, land development and other land loans	$43	0.01%	$21,596	5.30%	$5,834	$27,473
Commercial real estate	—	0.00%	11,003	2.70%	1,093	12,096
Consumer real estate	—	0.00%	7,864	1.93%	7,648	15,512
Commercial loans	—	0.00%	75	0.02%	—	75
Consumer loans	25	0.01%	10	0.00%	—	35

Total	$68	0.02%	$40,548	9.95%	$14,575	$55,191

Total non-performing loans to total loans				9.96%
Total non-performing assets to total loans plus other real estate owned				13.07%
Delinquent and nonaccrual loans at both December 31, 2010 and December 31, 2009 consisted primarily of construction and land development loans and commercial and consumer real estate loans. Approximately $27,929,000 of the nonaccrual loans, or 52.7% of the approximate $53,005,000 total at December 31, 2010, are construction and land development loans while commercial real estate and consumer real estate make up approximately $6,362,000 and $18,647,000, or 12.1% and 35.2%, respectively, of nonaccrual loans at that date.
Notwithstanding the general favorable trends in tourism in Sevier County, residential and commercial real estate sales continued to be weak during 2010, following the same pattern that began during the second half of 2008 and continued throughout 2009. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2009 and 2010 have had an adverse impact on overall real estate values. These trends have had the greatest effect on the construction and development and commercial real estate portfolios resulting in the significant increase in nonaccrual loans during 2009 and continuing during 2010. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations.

The following table sets forth the reduction in interest income we experienced in 2009 and 2010 as a result of non-performance of certain loans during the year:

	2010	2009
	(in thousands)

Interest income that would have been recorded on nonaccrual loans under original terms	$3,164	$1,359

Interest income that was recorded on nonaccrual loans	603	45
The purpose of placing a loan on nonaccrual is to prevent the Bank from overstating its income. The decision to place a loan on nonaccrual is made by management based on a monthly review. Management also reviews any loans placed on nonaccrual that are: (1) being maintained on a cash basis because of deterioration in the financial position of the borrower; or (2) for which payment in full of interest or principal is not expected.
Generally, the Bank does not accrue interest on any loan when principal or interest are in default for 90 days or more unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1-4 family dwellings are ordinarily not subject to those guidelines.
Management may restore a non-accruing loan to an accruing status when principal and interest is no longer due and unpaid, or it otherwise becomes both well secured and in the process of collection. All loans on non-accrual are reported on the Bank’s watch loan list.
The Bank’s OREO decreased approximately $1,435,000 during 2010. One property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,640,000, or 36%, of the OREO balance at December 31, 2010 (included in consumer real estate in the table above). The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the condo units.
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $58.9 million, or 15.72% of total loans outstanding at December 31, 2010, compared to approximately $27.2 million, or 6.66% of total loans outstanding at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, the Bank’s primary regulator, for loans classified as substandard or worse, excluding the impact of nonperforming loans. The large increase in potential problem loans was caused primarily by the downgrade of additional residential construction and development loans, commercial and industrial loans, and commercial real estate loans due to the continuing deterioration in the economy. Loans past due 30 days or longer have been excluded from potential problem loans.

During 2009, the Bank formed a Special Assets department. This department was significantly expanded during 2010 and it is dedicated to oversight of non-performing assets. The Special Assets department focuses on relationships that represent current and potential performance problems related to the Bank’s loan portfolio. The department also handles administration of the Bank’s OREO properties including incorporating new information and data as it becomes available and applying that information to the recorded value of assets.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, impairment of loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. Based on an analysis of the credit quality of the loan portfolio prepared by the Bank’s risk officer, the CFO presents a quarterly analysis of the adequacy of the allowance for loan losses for review by our board of directors.
During 2010, management sought to enhance its assessment of the allowance for loan losses by incorporating the results of a comprehensive historic loss rates migration analysis. The study provided more precise historical loss trends and percentages attributable to specific loan grades and types than were previously available. Consideration was given to recent charge off experience which management believes is a more reliable basis due to current economic conditions. The study did not have a material effect on the outcome of the allowance calculation; rather this data was used to narrow and refine management’s calculation and supported management’s previous estimation of the adequacy of the allowance for loan loss balance.
Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the level of risk in the loan portfolio. During their routine examinations of banks, regulatory agencies may advise a bank to make additional provisions to its allowance for loan losses, which would negatively impact a bank’s results of operations, when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the bank’s management. During the regular safety and soundness examination conducted by the Bank’s regulatory agency during the first quarter of 2011, significant increases were incurred due to required provisions to the allowance based on loans determined to be collateral dependent by the OCC. These changes have been recognized and incorporated into the results of operations as of December 31, 2010.

Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry and loans to subdividers and developers of land. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At December 31, 2010, approximately $192 million in loans, or 51% of total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve as compared to approximately $200 million in loans, or 49% of total loans, at December 31, 2009. The most significant decreases in this category were display advertising, full service restaurants and overnight rentals by owner which decreased approximately $5 million, $3 million and $1 million, respectively.
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
Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been identified and sufficiently provided for in the allowance for loan losses which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
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
Problem loans are identified and monitored by the Bank’s watch list report which is generated during the loan review process. This process includes review and analysis of the borrower’s financial statements and cash flows, delinquency reports and collateral valuations. The watch list includes all loans determined to be impaired. Management determines the proper course of action relating to these loans and receives monthly updates as to the status of the loans.

The following table presents impaired loans as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)

Construction, land development and other land loans	$41,517	11.09%	$27,213	6.67%
Commercial real estate	21,529	5.75%	13,224	3.24%
Consumer real estate	29,182	7.80%	22,616	5.55%
Other loans	128	0.03%	94	0.02%

Total	$92,356	24.67%	$63,147	15.49%

The increase in impaired loans during 2010 was primarily related to the continued weakening of the residential and commercial real estate market in the Bank’s market areas. Within this segment of the portfolio, the Bank has traditionally made loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current real estate recession due to a combination of declining demand for residential real estate, excessive volume of properties available and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to be at historically low levels. An extended recessionary period in real estate will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.
Thirty-six impaired loans with a total balance of approximately $28,804,000 were considered to be collateral dependent at December 31, 2010, and of this amount approximately $22,804,000 are trouble debt restructurings discussed in more detail below. Collateral dependent loans are recorded at the lower of cost or the appraised value net of estimated selling costs. It is generally determined these loans will be repaid by the liquidation of the collateral securing the loans. Management obtains independent appraisals of the collateral securing collateral dependent loans at least annually from independent licensed real estate appraisers and the carrying amount of the loans that exceed the appraised value net of estimated selling costs is taken as a charge against the allowance for loan losses and may result in additional charges to the provision expense. At the date of this filing, seven of the thirty-six collateral dependent loans were pending receipt of a current reviewed appraisal (an appraisal within the past twelve months). It is anticipated these appraisals, when received, will result in additional charge off to be recorded during the first quarter of 2011 totaling approximately $1,400,000. Management believes the anticipated losses on these loans have been adequately provided as of December 31, 2010 and there is a specific reserve relating to these loans equal to the estimated loss to be recorded. All loans considered collateral dependent are nonaccrual loans and included in the nonperforming loan balances. Management has recorded partial charge offs on these collateral dependent loans totaling $5,545,331 as of December 31, 2010.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses, if any, that we might incur. All restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At December 31, 2010 and 2009, there were $36.0 million and $21.8 million, respectively, of accruing restructured loans that remain in a performing status.
TDRs at December 31, 2010 totaled approximately $82,443,000 which is 89.3% of total impaired loans. The TDRs related primarily to construction and development loans totaling approximately $36,661,000, or 39.7% of impaired loans, 1-4 family residential loans totaling approximately $25,630,000, or 27.8% of impaired loans and commercial real estate loans totaling approximately $20,023,000, or 21.7% of impaired loans. The TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years, and include an interest rate reduction during this term.
Our allowance for loan losses at December 31, 2010 was approximately $10,942,000, a net decrease of approximately $411,000 for the year. The allowance for loan losses as a percentage of total loans, non-accrual loans and non-performing assets at December 31, 2010 was 2.92%, 20.64% and 20.48%, respectively, compared to 2.78%, 28.00% and 27.95%, respectively, at December 31, 2009. Net charge-offs during 2010 increased from approximately $5,612,000 in 2009 to approximately $8,138,000 in 2010, representing a net charge-off ratio of 2.05% in 2010 compared to 1.35% in 2009. Management continues to evaluate and adjust our allowance for loan losses, and presently believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. Management believes the loans, including those loans that were delinquent at December 31, 2010, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances, declines in real estate values or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.

The following table summarizes our loan loss experience and related adjustments to the allowance for loan losses as of the dates and for the periods indicated:

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Average balance of loans outstanding	$397,594	$415,522	$417,124	$373,237	$292,950

Balance of allowance for loan losses at beginning of year	11,353	5,292	3,974	3,524	2,634
Charge-offs:
Commercial, financial, agricultural	225	328	198	43	—
Real estate — construction, development	5,439	3,054	686	158	1
Real estate — mortgage	2,652	2,220	41	250	25
Consumer and other	278	289	98	110	23

Recoveries:
Commercial, financial, agricultural	13	1	43	—	—
Real estate — construction, development	390	—	—	—	1
Real estate — mortgage	4	251	11	15	18
Consumer and other	49	27	12	14	5

Net charge-offs	8,138	5,612	957	532	25
Additions to allowance charges to operations	7,727	11,673	2,275	982	915
Balance of allowance for loan losses at end of year	10,942	11,353	5,292	3,974	3,524
Ratio of net loan charge-offs during the year to average loans outstanding during the year	2.05%	1.35%	0.23%	0.14%	0.01%
The following table presents our allocation of the allowance for loan losses to the categories of loans in our loan portfolio as of the dates indicated:

	At December 31,
	2010		2009		2008		2007		2006
		Loan		Loan		Loan		Loan		Loan
		Category as		Category as		Category as		Category as		Category as
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial	$396	6.65%	$557	7.45%	$1,289	8.95%	$968	9.03%	$418	7.56%
Real estate — construction, development	3,614	22.31%	5,844	24.47%	2,131	33.86%	1,600	37.93%	1,331	40.03%
Real estate — mortgage	6,713	69.67%	4,798	66.38%	1,599	55.18%	1,201	50.55%	1,669	50.21%
Consumer, other	219	1.37%	154	1.70%	273	2.01%	205	2.49%	106	2.20%

Total	$10,942	100.00%	$11,353	100.00%	$5,292	100.00%	$3,974	100.00%	$3,524	100.00%
Securities
Our investment securities portfolio consists primarily of mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 18.11% of total earning assets and 15.73% of total assets at year-end 2010. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during 2010 was 2.31% versus 3.98% for 2009, a decrease of 167 basis points. Net unrealized gains (losses) on securities available for sale, included in accumulated other comprehensive income (loss), decreased from a net unrealized gain of $283,014 for the year ended December 31, 2009 to a net unrealized loss of ($1,064,678) at December 31, 2010.

The approximately $59 million decrease in investment securities during 2010 was primarily liquidated through U.S. Treasury securities that matured during the second and third quarters of 2010 and is primarily attributable to decreased pledging requirements related to the reduction in municipal deposits discussed in more detail below and under “Deposits.” Municipal deposits, which are secured by a portion of the Bank’s investment securities and are currently required to be over-collateralized by such securities, decreased approximately $60 million, or 60%, during 2010 from approximately $100 million at December 31, 2009 to approximately $40 million at December 31, 2010. Pledging requirements for municipal deposits have decreased approximately $67 million from approximately $115 million to approximately $48 million at December 31, 2009 and December 31, 2010, respectively. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. In addition to securing public deposits, we also use our investment securities portfolio to meet pledging requirements for borrowings.
During the third quarter of 2009, in an effort to improve the Bank’s long-term liquidity position, management developed a strategy that would reduce the size of the Bank’s assets between $50 million and $100 million. A central element of this strategy involved not bidding to retain certain public deposits as the contracts came up for renewal. These deposits are collateralized with securities representing up to 126% of the value of the deposits. In preparation to liquidate the securities pledged to secure the public funds as the funds were drawn out of the Bank, management sold substantial portions of its mortgage-backed and municipal securities and re-invested the proceeds from sales and maturities of mortgage-backed and municipal securities in short-term U.S. Treasury and government agency securities. In most cases, the securities were sold at a gain. When comparing the December 31, 2010 and 2009 portfolio balances, the significant changes that occurred in our portfolio during 2010 are not immediately evident, however; the distribution of the portfolio changed considerably throughout 2010 as funds were transferred among categories as described above. These changes caused a decrease in the yield on investment securities during 2010 as the rates earned on short-term U.S. Treasury and government agency securities are significantly lower than the rates earned on mortgage-backed and municipal securities. At December 31, 2010, the Bank’s portfolio was back to a more historically characteristic composition. However, the yield earned on investment securities will likely not fully recover for some time as new investments obtained during the current interest rate environment typically do not carry the same yield as those that we sold during 2010.
Additionally, at December 31, 2010, we had approximately $31 million in mortgage-backed and municipal securities pledged as collateral for certain federal funds lines of credit and FHLB borrowings. The average yields on these investments generally exceeded the cost of the interest-bearing deposits that funded them during 2010. However, the cost of these deposits and the lower yield associated with these securities, when compared to loans, negatively impacted our net interest margin during 2010. Included in our investment securities portfolio as of December 31, 2010, was approximately $5,519,000 in tax-exempt municipal securities.

The carrying amounts of securities at the dates indicated are summarized as follows:

	At December 31,
	2010	2009	2008
	(in thousands)

Securities available for sale:
U.S. Treasury and government agencies and corporations	$250	$10,149	$5,751
Corporate securities	—	—	175
Mortgage-backed securities — residential	81,145	114,057	98,045
Obligations of states and political subdivisions	4,922	20,124	20,607

Total	86,317	144,330	124,578
Securities held to maturity:
Obligations of states and political subdivisions	1,318	2,204	2,117
The following table contains the contractual maturity distribution, carrying value, and weighted-average yield to maturity of our investment securities.

	Maturity
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average Tax	After 1	Average Tax	After 5	Average Tax		Average Tax		Average Tax
	1 year	Equivalent	Year - 5	Equivalent	Years - 10	Equivalent	Over 10	Equivalent		Equivalent
	or less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
	(dollars in thousands)
Securities available for sale:
U.S. Treasury and government agencies	$250	0.14%	$—	—	$—	—	$—	—	$250	0.14%
Mortgage-backed securities — residential			74,096	3.74%	5,785	4.09%	1,264	3.77%	81,145	3.76%
Obligations of states and political subdivisions	—	—	264	2.33%	1,189	5.68%	3,469	4.47%	4,922	4.65%

Total available for sale	250	0.14%	74,360	3.73%	6,974	4.36%	4,733	4.29%	86,317	3.80%

Securities held to maturity:
Obligations of states and political subdivisions	—	—	—	—	722	4.65%	596	4.72%	1,318	4.68%

Total held to maturity	—	—	—	—	722	4.65%	596	4.72%	1,318	4.68%

Total securities	250	0.14%	74,360	3.73%	7,696	4.39%	5,329	4.33%	87,635	3.82%
We did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2010, except for mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $81,145,000 and $114,057,000 at December 31, 2010 and 2009, respectively.

Deposits
Total deposits decreased during 2010 and the balances were distributed as follows:

	2010	2009	$ change	% change
Noninterest-bearing demand deposits	$47,638	$47,601	$37	0.08%

Total noninterest-bearing deposits	47,638	47,601	37	0.08%
NOW accounts	57,345	112,440	(55,095)	-49.00%
Money market accounts	49,701	40,809	8,892	21.79%
Savings	23,734	20,520	3,214	15.66%
Brokered deposits	27,019	69,871	(42,852)	-61.33%
Time deposits	244,154	219,373	24,781	11.30%

Total interest-bearing deposits	401,953	463,013	(61,060)	-13.19%
Total deposits	$449,591	$510,614	$(61,023)	-11.95%
The balance in NOW accounts primarily consists of public funds deposits. As discussed under Investment Securities, management anticipated the significant reduction in NOW accounts during 2010 that was the result of withdrawal of the deposits of a local municipal entity upon contract renewal. Public funds are generally obtained through a bidding process under varying terms.
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
Brokered deposits are certificates of deposit acquired from approved brokers on terms that are substantially similar to deposits acquired in the local market. Brokered deposits decreased approximately $43 million during 2010, and represented approximately 6.01% and 13.68% of total deposits at December 31, 2010 and 2009, respectively. The Bank significantly reduced its reliance on brokered deposits during 2010 and management intends to seek to further reduce the level of brokered deposits during 2011. The average cost of our brokered deposits at December 31, 2010 was 1.70%. During 2010, the average cost of these deposits was 1.81%. We have not and do not intend to replace any maturing brokered deposits during 2011.
Because we anticipate that we will be required to enter into an OCC Consent Order that will establish specific capital amounts to be maintained by the Bank, the Bank cannot be considered better than “adequately capitalized” under capital adequacy regulations, even if the Bank exceeds the levels of capital set forth in the Consent Order and the normal requirements for “well capitalized” status. As long as it is considered an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of December 31, 2010, brokered deposits maturing in the next 24 months totaled approximately $18.8 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities.

Because the Bank will not be considered “well capitalized” following issuance of the Consent Order, it will also not be permitted to pay interest on deposits at rates that are more than 75 basis points above the national rate as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers.
The average balances of deposit accounts by category and the average rates paid thereon are presented below for the periods indicated:

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$46,237	0%	$45,761	0%	$48,331	0%
Interest-bearing demand deposits	119,547	1.09%	150,384	1.23%	142,020	2.16%
Savings deposits	22,790	1.08%	17,340	1.39%	13,815	1.95%
Time deposits	302,494	2.08%	304,715	2.67%	224,055	4.28%

Total	$491,068		$518,200		$428,221

The balances in time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2010, are shown below by time remaining until maturity:

(dollars in thousands)

Three months or less	$73,289
Over three months through six months	30,097
Over six months through 12 months	80,470
Over 12 months	87,317

Total	$271,173
The average balance of interest-bearing demand and savings deposits decreased approximately $25,387,000 during 2010. The average rate paid on these interest-bearing demand and savings deposits in 2010 was 1.09%, down from 1.25% in 2009.
Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for 2010 was 1.76%, down from 2.17% in the prior year.

Shareholders’ Equity
The decrease in shareholders’ equity was primarily the result of the 2010 net loss of approximately $10,451,000. Accumulated other comprehensive income (loss) represents the net unrealized gain (losses) on securities available-for-sale. The decrease in accumulated comprehensive income from a net gain of $283,014 at December 31, 2009 to a net loss of $1,064,678 at December 31, 2010 also contributed to the decrease in shareholders’ equity during 2010.
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

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2010. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in the period in which they are scheduled to mature while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity dates.
Analysis of Interest Sensitivity
As of December 31, 2010
(dollars in thousands)

	0 - 3	3 - 12	1 - 3	Over three
	months	months	years	years	Total
Federal funds sold	$2,536	$—	$—	$—	$2,536
Securities	3,031	9,426	24,000	51,178	87,635
Loans (1)	181,404	78,123	82,277	32,551	374,355

Total interest-earning assets	186,971	87,549	106,277	83,729	464,526

Interest-bearing liabilities:
Interest-bearing demand deposits	107,046	—	—	—	107,046
Savings	23,734	—	—	—	23,734
Time deposits	72,495	110,187	77,820	10,671	271,173
Other borrowings	—	—	5,200	50,000	55,200

Total interest-bearing liabilities	203,275	110,187	83,020	60,671	457,153

Interest rate sensitivity gap	$(16,304)	$(22,638)	$23,257	$23,058	$7,373

Cumulative interest rate sensitivity gap	$(16,304)	$(38,942)	$(15,685)	$7,373

Interest rate sensitivity gap ratio	-8.72%	-25.86%	21.88%	27.54%

Cumulative interest rate sensitivity gap ratio	-8.72%	-14.19%	-4.12%	1.59%

(1)	Includes nonaccrual loans
At December 31, 2010, the Bank’s cumulative one-year interest rate sensitivity gap ratio was (14.19%), which would tend to indicate that our interest-earning assets will re-price during this period at a rate slower than our interest-bearing liabilities. The effects of certain categories of interest-bearing liabilities, primarily interest-bearing demand deposits and overnight federal funds purchased, tend to be overstated in our gap analysis and we believe that the spread between our interest-earning assets and interest-bearing liabilities will not be affected as much by the repricing period for these deposits as they will by the current interest rate environment. Currently, due to the extended period of low interest rates, our short term interest-sensitive assets and liabilities are likely close to their floors. Certain longer term interest-sensitive assets and liabilities, particularly fixed rate loans, time deposits and long-term borrowings, have more potential for repricing adjustments as they mature and are replaced at current rate levels. Additionally, when interest rates increase, our cumulative interest rate sensitivity gap indicates that a larger volume of our interest-bearing liabilities will reprice more quickly than our interest-earning assets. This could cause further compression of our net interest margin until the volume of interest-sensitive assets earning higher rates of interest gets closer to the volume of interest-sensitive liabilities already bearing higher rates of interest.

Return on Assets and Equity
The following table summarizes our return on average assets and return on average equity as well as our dividend payout ratio for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended
	At December 31,
	2010	2009	2008
Return on average assets	-1.69%	-0.64%	0.56%
Return on average equity	-21.83%	-8.14%	6.48%
Average equity as a percentage of average assets	7.74%	7.88%	8.68%
Cash dividend payout ratio	0.00%	0.00%	30.65%
Capital Adequacy and Liquidity
Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a market that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank manages seasonal deposit outflows through its secured Federal Funds lines of credit at various correspondent banks. Available lines totaled $33 million with $10 million secured and accessible as of December 31, 2010, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB of Cincinnati as well as a line of credit totaling approximately $24 million at December 31, 2010 from the Federal Reserve Discount Window that the Bank uses to meet short-term liquidity demands, none of which was borrowed as of that date. The borrowing capacity can be increased based on the amount of collateral pledged.
Capital adequacy is important to the continued financial safety and soundness and growth of the Bank and the Company. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks and bank holding companies. Based on these guidelines, management believes the Bank and the Company met the current regulatory definitions for “well capitalized” at December 31, 2010. However, as noted below, the Bank anticipates that it will be required to enter into a Consent Order which will contain higher capital standards which will result in it being deemed to be “adequately capitalized” for regulatory purposes, including being subject to broker deposit restrictions.
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

The Bank is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. In the first quarter of 2010, the Bank agreed to an OCC individual minimum capital requirement (“IMCR”) to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As of December 31, 2010, the Tier 1 capital to average assets ratio for the Bank was below the agreed upon 9% minimum. As a result, it is subject to further enforcement action.
The table below sets forth the Bank’s capital ratios as of the periods indicated:

	December 31,
	2010	2009
Tier 1 Leverage	8.41%	9.14%
Adequately capitalized regulatory minimum	4.00%	4.00%
Well-capitalized regulatory minimum	5.00%	5.00%
Required by IMCR	9.00%	N/A

Tier 1 Risk-Based Capital	11.97%	12.75%
Adequately capitalized regulatory minimum	4.00%	4.00%
Well-capitalized regulatory minimum	6.00%	6.00%

Total Risk-Based Capital	13.23%	14.02%
Adequately capitalized regulatory minimum	8.00%	8.00%
Well-capitalized regulatory minimum	10.00%	10.00%
Required by IMCR	13.00%	N/A
The table below sets forth the Company’s capital ratios as of the periods indicated:

	December 31,
	2010	2009
Tier 1 Leverage	8.34%	9.23%
Regulatory minimum	4.00%	4.00%

Tier 1 Risk-Based Capital	11.87%	12.89%
Regulatory minimum	4.00%	4.00%

Total Risk-Based Capital	13.27%	14.16%
Regulatory minimum	8.00%	8.00%

In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. In June 2006, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust II. This subsidiary issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trusts’ sale of trust preferred securities by issuing junior subordinated debentures to the trusts. Under the Financial Accounting Standards Board’s revised Interpretation No. 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated with the Company for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve’s current rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. Additionally, following passage of the Dodd-Frank Act, trust preferred and cumulative preferred securities will no longer be deemed Tier 1 capital for bank holding companies, but trust preferred securities issued by bank holding companies with under $15 billion in total assets at December 31, 2009 will be grandfathered in and continue to count as Tier 1 capital. The Company believes that its trust preferred securities qualify under both of these revised regulatory capital rules and accordingly, expects that it will continue to treat its $13 million of trust preferred securities as Tier 1 capital subject to the limits listed above.
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

The following is a summary of the Bank’s commitments outstanding at December 31, 2010 and 2009.

	2010	2009
	(dollars in thousands)
Commitments to extend credit	$41,155	$50,702
Standby letters of credit	5,288	5,801

Totals	$46,443	$56,503
Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans decreased approximately $6,369,000 during 2010, reflecting current economic conditions in our market.
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
Significant Accounting Changes
The information appearing under “Note 18. Recent Accounting Pronouncements” in the 2010 notes to the financial statements is incorporated herein by reference.

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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that certain deficiencies identified in internal controls and procedures created a material weakness and resulted in the Company’s disclosure controls and procedures not being effective to ensure that information required to be disclosed in the Company’s reports under the Exchange Act was recorded, summarized and reported within the time periods specified in the Commission’s rules and forms as of the end of the period covered by this report. Based on this determination of the existence of a material weakness, which began during the fourth quarter of 2010 and continued into the first quarter of 2011, management identified certain areas requiring internal control and procedure improvements.
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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s system of internal control over financial reporting was not effective as it relates to certain internal controls over the special assets function. See “Changes in Internal Control over Financial Reporting” for further information.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provisions of Section 989(G) set forth in the Dodd-Frank Act.
Changes in Internal Control over Financial Reporting
During Management’s assessment of the Company’s internal control over financial reporting at December 31, 2010, the following deficiencies were noted: 1) Loans determined to be collateral dependent were not properly identified in a timely manner which created a material internal control deficiency. Procedures have been put in place by the Bank’s Special Assets Department to ensure loans that are dependent upon the sale of the underlying collateral for repayment are properly identified and documented when the determination is made the loan is collateral dependent and this information is incorporated in the allowance for loan loss calculation. 2) Appraisals and appraisal reviews from an independent third-party appraiser or collateral valuations performed internally for loans determined to be collateral dependent were not ordered, received or reviewed prior to the reporting date which could result in overstatement of loans and income and understatement of the provision for loan losses, charge off and the allowance for loan losses. The Special Assets Department has created procedures and updated the Appraisal Policy to address this deficiency. The remediation plan for these internal control deficiencies is noted below. Other than the items noted above, during the fourth quarter of 2010 there were no other changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During and subsequent to the fourth quarter of 2010, management took the following remediation actions regarding the above referenced internal control deficiencies:
1)
During the first quarter of 2011, the OCC, during their regular safety and soundness exam, determined several loans were not properly identified by the Bank as collateral dependent as of December 31, 2010. Collateral dependent loans require a charge off of the loan balance if the recorded investment in the loan exceeds the underlying collateral value net of cost to sell. To make the determination the proper recorded investment has been recorded, the current appraised value of the collateral must be obtained. The Special Assets Department, formed during 2009, is in charge of complying with these requirements. During the first quarter of 2011, procedures were put in place in the Special Assets Department to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of December 31, 2010.

2)
As noted in item 1, collateral dependent loans require the Bank to obtain a current appraisal or collateral valuation performed internally to allow for the determination as to whether there is sufficient collateral securing the loan. In addition to the requirement of obtaining the appraisal, the appraisal must be reviewed by an independent third-party appraiser charged with determining the appraisal has been properly performed. After the review, the Bank determines if the appraisal is acceptable, then provides the documentation to the Accounting Department to incorporate the results into the calculation of the allowance for loan losses. Failure to comply with any of these steps could result in the overstatement of both assets and income. The Special Assets Department, as noted in item 1, is in charge of complying with these requirements and during the first quarter of 2011, procedures were put in place to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of December 31, 2010.

3)
During the first quarter of 2011, Management ensured proper controls are in place when evidence of impairment of a loan exists or prior to the annual appraisal date, the Special Assets Department will order appraisals or collateral valuations in a timely manner to allow for proper review and implementation of the results into the allowance for loan loss calculation. Proper controls have also been developed and incorporated into the process to assure a potential impairment is recorded when appraisal or valuation and review process is not complete as of a reporting date.

4)
The Bank has revised its policy and procedures to require independent third-party appraisals or collateral valuations performed internally for all loans considered to be impaired, classified or worse. The Special Assets Department, as noted in item 1, is in charge of complying with these requirements and during the first quarter of 2011, procedures were put in place to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of December 31, 2010.

The identified material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the headings “Proposal #1 Election of Directors,” “Additional Information Concerning the Company’s Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2011 Proxy Statement”) relating to the annual meeting of shareholders of the Company is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information appearing under the heading “Compensation of Named Executive Officers and Directors” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2011 Proxy Statement is incorporated herein by reference.
The information appearing under “Note 14. Stock Options and Warrants” in the 2010 notes to the financial statements is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the headings “Certain Relationships and Transactions” and “Proposal #1 Election of Directors” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the caption “Proposal #2 — Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial statements. See Item 8.
(a)(2)	Financial statement schedules. Inapplicable.
(a)(3)	The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description of Exhibit

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

3.1
Charter of Incorporation of the Company, as amended (Restated for SEC filing purposes only) (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168281), previously filed with the Commission and incorporated by reference herein).

Exhibit No.	Description of Exhibit

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
Dwight B. Grizzell
President and Chief Executive Officer Date: April 13, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dwight B. Grizzell Dwight B. Grizzell, President,	Date: April 13, 2011
Chief Executive Officer and Director

/s/ Richard A. Hubbs Richard A. Hubbs, Senior Vice President and	Date: April 13, 2011
Chief Financial Officer (Principal Financial
and Accounting Officer)

/s/ Gary A. Helton Gary A. Helton, Director	Date: April 13, 2011

/s/ Charlie R. Johnson Charlie R. Johnson, Director	Date: April 13, 2011

/s/ Sam L. Large Sam L. Large, Director	Date: April 13, 2011

/s/ Jeffrey J. Monson Jeffrey J. Monson, Director	Date: April 13, 2011

/s/ Linda N. Ogle Linda N. Ogle, Director	Date: April 13, 2011

/s/ Michael C. Ownby Michael C. Ownby, Director	Date: April 13, 2011

/s/ John M. Parker John M. Parker, Director	Date: April 13, 2011

/s/ Ruth Reams Ruth Reams, Director	Date: April 13, 2011

Mountain National Bancshares, Inc. and Subsidiaries
Consolidated Financial Report
December 31, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Mountain National Bancshares, Inc.
We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 15 of the consolidated financial statements, the Corporation’s bank subsidiary is not in compliance with an existing commitment it made to maintain revised minimum regulatory capital levels in connection with a formal regulatory agreement which has imposed limitations on certain operations. Failure to comply with the regulatory agreement and the commitment may result in additional regulatory enforcement actions.
/s/ Crowe Horwath LLP
Brentwood, Tennessee
April 13, 2011

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and due from banks	$30,039,647	$11,750,723
Federal funds sold	2,536,173	2,353,913

Total cash and cash equivalents	32,575,820	14,104,636

Securities available for sale	86,316,591	144,330,068
Securities held to maturity, fair value $1,303,080 at December 31, 2010 and $2,208,236 at December 31, 2009	1,317,951	2,204,303
Restricted investments, at cost	3,843,150	3,816,050
Loans, net of allowance for loan losses of $10,942,414 at December 31, 2010 and $11,353,438 at December 31, 2009	363,413,050	396,351,008
Investment in partnership	4,303,600	4,198,675
Premises and equipment	32,600,673	33,709,282
Accrued interest receivable	1,495,869	3,045,290
Cash surrender value of company owned life insurance	11,774,605	11,366,270
Other real estate owned	13,140,698	14,575,368
Other assets	6,424,504	12,038,080

Total assets	$557,206,511	$639,739,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$47,638,792	$47,600,944
NOW accounts	57,344,798	112,440,413
Money market accounts	49,701,122	40,808,892
Savings accounts	23,733,795	20,519,998
Time deposits	271,172,901	289,243,894

Total deposits	449,591,408	510,614,141

Securities sold under agreements to repurchase	432,016	1,776,402
Accrued interest payable	719,133	605,936
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	55,200,000	62,900,000
Other liabilities	2,186,784	3,070,396

Total liabilities	521,532,341	592,369,875

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,229,713	42,125,828
Retained earnings (deficit)	(8,122,476)	2,328,702
Accumulated other comprehensive income (loss)	(1,064,678)	283,014

Total shareholders’ equity	35,674,170	47,369,155

Total liabilities and shareholders’ equity	$557,206,511	$639,739,030

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

INTEREST INCOME
Loans	$20,674,310	$25,072,166
Taxable securities	2,454,381	5,219,060
Tax-exempt securities	250,898	1,053,433
Federal funds sold and deposits in other banks	76,371	24,710

Total interest income	23,455,960	31,369,369

INTEREST EXPENSE
Deposits	7,837,187	10,247,527
Federal funds purchased	3,063	36,020
Repurchase agreements	24,250	91,022
Federal Reserve and Federal Home Loan Bank advances	2,493,511	2,592,048
Subordinated debentures	343,850	392,016

Total interest expense	10,701,861	13,358,633

Net interest income	12,754,099	18,010,736

Provision for loan losses	7,727,200	11,672,802

Net interest income after provision for loan losses	5,026,899	6,337,934

NONINTEREST INCOME
Service charges on deposit accounts	1,642,058	2,326,614
Other fees and commissions	1,473,616	1,262,244
Gain on sale of mortgage loans	191,163	146,913
Investment gains and losses, net	1,511,005	2,558,612
Other than temporary loss
Total impairment loss	—	(405,846)
Loss recognized in other comprehensive income (loss)	—	(58,478)

Net impairment recognized in earnings (loss)	—	(347,368)
Other real estate gains and losses, net	34,591	(1,478,877)
Other noninterest income	897,972	395,248

Total noninterest income	5,750,405	4,863,386

NONINTEREST EXPENSE
Salaries and employee benefits	8,322,173	9,670,008
Occupancy expenses	1,759,196	1,698,987
FDIC assessment expense	1,161,330	1,537,439
Other operating expenses	6,247,956	6,311,308

Total noninterest expense	17,490,655	19,217,742

Loss before income tax expense (benefit)	(6,713,351)	(8,016,422)

Income tax expense (benefit)	3,737,827	(3,788,027)

Net loss	$(10,451,178)	$(4,228,395)

LOSS PER SHARE
Basic	$(3.97)	$(1.61)
Diluted	$(3.97)	$(1.61)
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

					Accumulated
			Additional	Retained	Other	Total
	Comprehensive	Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Income (Loss)	Stock	Capital	(Deficit)	Income/(Loss)	Equity

BALANCE, January 1, 2009		$2,631,611	$41,952,632	$6,557,097	$(147,587)	$50,993,753
Share-based compensation			102,500			102,500
Tax benefit from exercise of options			70,696			70,696
Comprehensive income (loss):
Net loss	$(4,228,395)			(4,228,395)		(4,228,395)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary- impairment has been recognized in earnings, net of reclassification	58,478				58,478	58,478
Change in unrealized gains (losses) on securities available-for-sale, net of reclassification	372,123				372,123	372,123

Total comprehensive income (loss)	(3,797,794)

BALANCE, December 31, 2009		2,631,611	42,125,828	2,328,702	283,014	47,369,155

Share-based compensation			103,885			103,885
Comprehensive income (loss):
Net loss	(10,451,178)			(10,451,178)		(10,451,178)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available-for-sale, net of reclassification	(1,347,692)				(1,347,692)	(1,347,692)

Total comprehensive income (loss)	$(11,798,870)

BALANCE, December 31, 2010		$2,631,611	$42,229,713	$(8,122,476)	$(1,064,678)	$35,674,170

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,451,178)	$(4,228,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,653,848	1,430,157
Net realized gains on securities available for sale	(1,499,481)	(2,558,612)
Net realized gains on securities held to maturity	(11,524)	—
Securities impairment loss recognized in earnings	—	347,368
Net amortization on available for sale securities	818,917	790,954
Increase in held to maturity due to accretion	(61,220)	(87,259)
Provision for loan losses	7,727,200	11,672,802
Net (gain) loss on other real estate	(34,591)	1,478,877
Deferred income taxes, net of change in valuation allowance	(3,737,827)	(3,877,978)
Gross mortgage loans originated for sale	(15,340,608)	(20,078,046)
Gross proceeds from sale of mortgage loans	15,315,271	20,413,759
Gain on sale of mortgage loans	(191,163)	(146,913)
Increase in cash surrender value of life insurance	(408,335)	(287,562)
Investment in partnership	(104,925)	(80,713)
Share-based compensation	103,885	102,500
Tax benefit from exercise of options	—	(70,696)
Change in operating assets and liabilities:
Accrued interest receivable	1,549,421	(307,471)
Accrued interest payable	113,197	(416,985)
Other assets and liabilities	7,952,384	(6,620,253)

Net cash provided by (used in) operating activities	3,393,271	(2,524,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	103,501,336	89,957,394
Proceeds from maturities, prepayments and calls	339,012,432	142,591,220
Purchases	(384,212,916)	(250,277,064)
Activity in held-to-maturity securities:
Proceeds from sales	520,000	—
Purchases of restricted investments	(27,100)	(125,900)
Loan originations and principal collections, net	24,475,863	1,436,719
Purchase of premises and equipment	(325,339)	(3,655,206)
Proceeds from sale of other real estate	2,200,756	1,228,836

Net cash provided by (used in) investing activities	85,145,032	(18,844,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(61,022,733)	55,948,195
Proceeds from Federal Reserve/Federal Home Loan Bank advances	43,000,000	31,000,000
Matured Federal Reserve/Federal Home Loan Bank advances	(50,700,000)	(41,000,000)
Net decrease in federal funds purchased	—	(22,580,000)
Net decrease in securities sold under agreements to repurchase	(1,344,386)	(2,555,463)
Tax benefit from exercise of options	—	70,696

Net cash (used in) provided by financing activities	(70,067,119)	20,883,428

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,471,184	(485,039)

CASH AND CASH EQUIVALENTS, beginning of period	14,104,636	14,589,675

CASH AND CASH EQUIVALENTS, end of period	$32,575,820	$14,104,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$10,588,664	$13,775,618
Income taxes	165,000	520,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	3,245,233	13,359,756
Loans advanced for sales of other real estate	2,293,838	7,871,855
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies
The accounting and reporting policies of Mountain National Bancshares, Inc. and its subsidiaries (the “Company”) conform to U.S. generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:
Nature of operations and geographic concentration:
The Company is a bank-holding company which owns all of the outstanding common stock of Mountain National Bank (the “Bank”). The Bank provides a variety of financial services through its branch offices located in Sevier and Blount Counties, Tennessee. The Bank’s primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.
Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s principal subsidiary is Mountain National Bank. All material inter-company accounts and transactions have been eliminated in consolidation.
Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the financial statements. The allowance for loan losses, other real estate owned, deferred tax assets and fair values of financial instruments are particularly subject to change.
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
December 31, 2010 and 2009
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
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
Restricted equity securities include common stock of the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank stock. These securities are carried at cost.
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
Securities sold under agreements to repurchase:
The Bank enters into sales of securities under agreements to repurchase identical securities the next day.
Loans:
Loans are stated at unpaid principal balances, less the allowance for loan losses. The “recorded investment” in loans presented throughout the Notes to the Consolidated Financial Statements is defined as the outstanding principal balance of loans. Interest income is accrued on the unpaid principal balance.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
Loans held for sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage servicing rights are sold with the related loan. Loans held for sale totaled $216,500 and $0 at December 31, 2010 and 2009, respectively, and are included with loans on the balance sheet.
Allowance for loan losses:
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable incurred credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.
During 2010, management sought to enhance its assessment of the allowance for loan losses by incorporating the results of a comprehensive historic loss rates migration analysis. The study provided more precise historical loss trends and percentages attributable to specific loan grades and types than were previously available. Consideration was given to recent charge off experience which management believes is a more reliable basis due to current economic conditions. The study did not have a material effect on the outcome of the allowance calculation; rather this data was used to narrow and refine management’s calculation and supported management’s previous estimation of the adequacy of the allowance for loan loss balance.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
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
Loans over $100,000 that are graded special mention or worse according to the Company’s internal credit risk rating system, which is described in more detail under “Note 3. Loans and Allowance for Loan Losses,” are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years for loans secured by real estate and five years for all other loans. This actual loss experience is supplemented with other economic and qualitative factors based on the risks present for each portfolio segment. These economic and qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; changes in loan review; national and local economic trends and conditions; changes in value of underlying collateral; industry conditions; and effects of changes in credit concentrations.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into six segments: construction and land development, commercial real estate, commercial, residential real estate, consumer and credit cards. Each segment, described in more detail below, is then analyzed such that an allocation of the allowance is estimated for each loan segment. Both quantitative and qualitative factors are used by management at the portfolio segment level in determining the adequacy of the allowance for the Company. During 2010, we incorporated the results of a historical loan loss migration analysis into our determination of the allowance for loan losses. We believe the increased emphasis on our historical loss experience metrics provides a better estimate of losses inherent in our portfolio. This refinement of our methodology did not result in a material change in our allowance.
Construction and land development loans include loans to finance the process of improving land preparatory to erecting new structures or the on-site construction of industrial, commercial or residential buildings. Construction and land development loans also include loans secured by vacant land, except land known to be used or usable for agricultural purposes. Construction loans generally are made for relatively short terms. They generally are more vulnerable to changes in economic conditions. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. Periodic site inspections are made on construction loans.
Commercial real estate loans include loans secured by non-residential real estate, including farmland and improvements thereon. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions may affect the repayment ability of these loans.
Commercial loans include loans for commercial or industrial purposes to business enterprises that are not secured by real estate. Commercial loans are typically made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. Commercial loans are generally secured by accounts receivable, inventory and equipment. The collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
Residential real estate loans include loans secured by residential real estate, including single-family and multi-family dwellings. Mortgage title insurance and hazard insurance are normally required. Adverse economic conditions in the Company’s market area may reduce borrowers’ ability to repay these loans and may reduce the collateral securing these loans.
Consumer loans include loans to individuals for household, family and other personal expenditures that are not secured by real estate. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The Company seeks to minimize these risks through its underwriting standards.
Credit Card loans include revolving lines of credit issued for commercial and consumer purposes. These lines are generally unsecured. Several factors including adverse economic conditions and unfavorable circumstances relative to individual customers may affect repayment of these loans.
Classes of loans and leases are a disaggregation of a Company’s portfolio segments. Classes are defined as a group of loans and leases which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. Management has determined that the Company has eight classes of loans and leases (construction and land development, commercial mortgage, commercial and industrial, residential mortgage, home equity and junior liens, multi-family, other consumer and credit cards). The “other consumer” class of loans is comprised of both revolving credit and installment loans.
The assessment also includes an unallocated component. We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the volatility of the local economies in the markets we serve and imprecision in our credit risk ratings process.
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
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
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
Other real estate owned:
Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. Other real estate owned (“ORE”) also includes excess Bank property not utilized when subdividing land acquired for the construction of Bank branches. Costs of significant property improvements are capitalized. Costs relating to holding property are expensed.
Income taxes:
The Company files consolidated federal and state income tax returns with the Bank and its subsidiaries. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected using enacted income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
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
Advertising costs:
The Company expenses all advertising costs as incurred. Advertising expense was $122,670 and $276,129 for the years ended December 31, 2010 and 2009, respectively.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
Earnings (losses) per common share:
Basic earnings (losses) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Any shares having an antidilutive effect are excluded from the calculation. Earnings (loss) and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.
Comprehensive income (loss):
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 1 — Summary of Significant Accounting Policies (continued)
Fair value of financial instruments:
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in “Note 13 — Fair Value.” Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Stock-based compensation:
Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. At December 31, 2010, the Company has a stock-based compensation plan, which is described more fully in “Note 14 — Stock Options.”
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
Reclassifications:
Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 2 — Securities
Securities have been classified in the balance sheet according to management’s intent as securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2010 and 2009 are as follows:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U. S. Government securities	$249,879	$—	$(13)	$249,866
Obligations of states and political subdivisions	5,201,492	17,407	(296,786)	4,922,113
Mortgage-backed securities — residential	81,754,184	134,557	(744,129)	81,144,612

	$87,205,555	$151,964	$(1,040,928)	$86,316,591

Securities held to maturity:
Obligations of states and political subdivisions	$1,317,951	$—	$(14,871)	$1,303,080

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U. S. Government securities	$3,250,638	$—	$(87)	$3,250,551
U. S. Government agencies	6,997,816	89	(99,536)	6,898,369
Obligations of states and political subdivisions	19,977,724	257,496	(111,291)	20,123,929
Mortgage-backed securities — residential	113,645,162	1,065,493	(653,436)	114,057,219

	$143,871,340	$1,323,078	$(864,350)	$144,330,068

Securities held to maturity:
Obligations of states and political subdivisions	$2,204,303	$63,980	$(60,047)	$2,208,236

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 2 — Securities (continued)
The proceeds from sales of securities and the associated gains and losses are listed below:

	2010	2009
Proceeds	$103,501,336	$89,957,394
Gross gains	1,570,376	2,562,423
Gross losses	(59,371)	(3,811)
During the first quarter of 2010, the Bank sold one security classified as held-to-maturity. The remaining held-to-maturity security in the Bank’s portfolio was reclassified as available for sale. The approximately $1.3 million residual balance in held-to-maturity securities at December 31, 2010 represents securities held in the portfolio of MNB Investments, Inc., a consolidated subsidiary of the Bank. MNB Investments, Inc. does not intend and it is not more likely than not that it would be required to sell these securities prior to maturity.
The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$249,879	$249,866	$—	$—
One to five years	268,535	263,624	—	—
Five to ten years	1,184,661	1,189,545	722,012	710,900
Beyond ten years	3,748,296	3,468,944	595,939	592,180
Mortgage-backed securities — residential	81,754,184	81,144,612	—	—

	$87,205,555	$86,316,591	$1,317,951	$1,303,080

At December 31, 2010 and 2009, securities with a carrying value of approximately $78,019,000 and $131,039,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2010 and 2009, the carrying amount of securities pledged to secure repurchase agreements was approximately $1,064,000 and $2,293,000, respectively.
The Company did not hold any securities from a single issuer that exceeded 10% of total shareholders’ equity as of December 31, 2010, other than securities of the U.S. Government and its agencies and mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $81,145,000 and $114,057,000 at December 31, 2010 and 2009, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 2 — Securities (continued)
The following table summarizes the investment securities with unrealized losses at December 31, 2010 and 2009 aggregated by major security type and length of time in a continuous unrealized loss position:
December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss

U. S. Government securities	$249,866	$(13)	$—	$—	$249,866	$(13)

Obligations of states and political subdivisions	3,632,820	(112,755)	1,571,970	(198,902)	5,204,790	(311,657)

Mortgage-backed securities — residential	57,369,268	(744,129)	—	—	57,369,268	(744,129)

Total temporarily impaired	$61,251,954	$(856,897)	$1,571,970	$(198,902)	$62,823,924	$(1,055,799)

December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securties	Value	Loss	Value	Loss	Value	Loss

U. S. Government securities	$252,373	$(87)	$—	$—	$252,373	$(87)

U. S. Government agencies	4,899,769	(99,536)	—	—	4,899,769	(99,536)

Obligations of states and political subdivisions	4,797,788	(171,338)	—	—	4,797,788	(171,338)

Mortgage-backed securities — residential	46,712,247	(653,436)	—	—	46,712,247	(653,436)

Total temporarily impaired	$56,662,177	$(924,397)	$—	$—	$56,662,177	$(924,397)

As of December 31, 2010, the Company’s security portfolio consisted of 76 securities, 56 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of states and political subdivisions and mortgage-backed securities, as discussed below.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 2 — Securities (continued)
Mortgage-Backed Securities
At December 31, 2010, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.
Obligations of States and Political Subdivisions
Unrealized losses on obligations of states and political subdivisions have not been recognized in income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 2 — Securities (continued)
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the debt security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Otherwise, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 3 — Loans and Allowance for Loan Losses
At December 31, 2010 and 2009, the Bank’s loans consisted of the following:

	2010	2009
Mortgage loans on real estate:
Residential 1-4 family	$86,402,948	$88,491,997
Residential multifamily	6,146,427	7,259,301
Commercial	133,917,383	138,374,082
Construction	83,543,331	99,771,212
Second mortgages	8,879,885	7,127,228
Equity lines of credit	25,391,414	29,370,304

	344,281,388	370,394,124

Commercial loans	24,944,178	30,386,527

Consumer installment loans:
Personal	2,854,531	4,512,571
Credit cards	2,275,367	2,411,224

	5,129,898	6,923,795

Total loans	374,355,464	407,704,446
Less: Allowance for loan losses	(10,942,414)	(11,353,438)

Loans, net	$363,413,050	$396,351,008

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 3 — Loans and Allowance for Loan Losses (continued)
A summary of transactions in the allowance for loan losses for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Balance, beginning of year	$11,353,438	$5,292,028
Provision for loan losses	7,727,200	11,672,802
Loans charged-off	(8,593,679)	(5,890,874)
Recoveries of loans previously charged-off	455,455	279,482

Balance, end of year	$10,942,414	$11,353,438

The Bank had a concentration of credit at December 31, 2010 in real estate loans, which totaled approximately $344,281,000. Real estate loans accounted for 92% of total loans and were primarily commercial loans secured by commercial properties and residential mortgage loans. Additionally, a large portion of the Bank’s real estate loans were for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.
Loans to executive officers, principal shareholders and directors and their affiliates were approximately $13,448,000 and $17,933,000 at December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, the activity in these loans included new borrowings of approximately $1,352,000 and repayments of approximately $5,837,000. None of these loans to executive officers, principal shareholders and directors and their affiliates, were impaired at December 31, 2010 or 2009.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 3 — Loans and Allowance for Loan Losses (continued)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Construction and	Residential	Commercial		Consumer /	Credit
	Development	Real Estate	Real Estate	Commercial	Other	Cards	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,647,319	$2,444,296	$617,123	$623	$480	$—	$—	$4,709,841
Collectively evaluated for impairment	1,444,541	1,653,029	1,444,301	395,080	97,188	121,268	1,077,166	6,232,573

Total ending allowance balance	$3,091,860	$4,097,325	$2,061,424	$395,703	$97,668	$121,268	$1,077,166	$10,942,414

Loans:
Loans individually evaluated for impairment	$41,517,256	$29,181,876	$21,528,757	$113,250	$15,189	$—	$—	$92,356,328
Loans collectively evaluated for impairment	42,026,075	97,638,798	112,388,626	24,830,928	2,839,342	2,275,367	—	281,999,136

Total ending loan balance	$83,543,331	$126,820,674	$133,917,383	$24,944,178	$2,854,531	$2,275,367	$—	$374,355,464

Individually impaired loans were as follows:

	2010	2009
Year-end loans with allocated allowance for loan losses	$69,501,838	$37,952,662
Year-end loans with no allocated allowance for loan losses	22,854,490	25,194,329

Total impaired loans	92,356,328	63,146,991

Allowance for loan losses on impaired loans	4,709,841	5,367,678

Average of individually impaired loans during the year	$83,699,963	54,479,634

Amount of partial charge-offs related to impaired loans above	5,051,238	2,218,029

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 3 — Loans and Allowance for Loan Losses (continued)
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Construction and development	$18,005,132	$13,216,014	$—

Commercial real estate
Commercial mortgage	5,559,433	4,834,417	—

Residential real estate
Residential mortgage	4,357,820	4,336,359	—
Home equity and junior liens	467,700	467,700	—

Total residential real estate	4,825,520	4,804,059	—

Total with no related allowance recorded	$28,390,085	$22,854,490	$—

With an allowance recorded:
Construction and development	$28,504,574	$28,301,242	$1,647,319

Commercial real estate
Commercial mortgage	16,742,796	16,694,340	617,123

Commercial
Commercial and industrial	113,250	113,250	623

Residential real estate
Residential mortgage	22,349,306	22,297,635	2,334,970
Home equity and junior liens	388,063	388,063	17,283
Multi-family	1,692,119	1,692,119	92,043

Total residential real estate	24,429,488	24,377,817	2,444,296

Consumer
Other	15,189	15,189	480

Total with an allowance recorded	$69,805,297	$69,501,838	$4,709,841

Total impaired loans	$98,195,382	$92,356,328	$4,709,841

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 3 — Loans and Allowance for Loan Losses (continued)
At December 31, 2010 and 2009, the Bank had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to approximately $53,005,000 and $39,587,000 at December 31, 2010 and 2009, respectively. In most cases, at the date such loans were placed on nonaccrual status, the Bank reversed all previously accrued interest income against the current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by approximately $3,164,000 and $1,358,000 for the years ended December 31, 2010 and 2009, respectively.
Nonperforming loans were as follows:

	2010	2009
Loans past due over 90 days still on accrual	$432,438	$67,634

Nonaccrual loans	53,005,380	40,548,546
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.
The following table presents the recorded investment in nonperforming loans by class of loans as of December 31, 2010:

		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
Construction and development	$27,929,095	$—

Commercial real estate
Commercial mortgage	6,362,017	413,283

Commercial
Commercial and industrial	67,234	—

Residential real estate
Residential mortgage	17,446,374	—
Home equity and junior liens	1,200,660	84

Total residential real estate	18,647,034	84

Credit cards	—	19,071

Total nonperforming loans	$53,005,380	$432,438

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 3 — Loans and Allowance for Loan Losses (continued)
The following table presents the aging of the recorded investment in past due loans, including the payment status of loans on non-accrual which have been incorporated into the table, as of December 31, 2010 by class of loans:

	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Construction and development	$264,762	$49,071	$394,151	$707,984	$82,835,347	$83,543,331

Commercial real estate
Commercial mortgage	214,642	326,019	2,573,021	3,113,682	130,803,701	133,917,383

Commercial
Commercial and industrial	—	—	—	—	24,944,178	24,944,178

Residential real estate
Residential mortgage	947,887	2,579,749	—	3,527,636	82,875,312	86,402,948
Home equity and junior liens	—	408,909	61,800	470,709	33,800,590	34,271,299
Multi-family	—	—	—	—	6,146,427	6,146,427

Total residential real estate	947,887	2,988,658	61,800	3,998,345	122,822,329	126,820,674

Consumer
Other	13,685	10,601	—	24,286	2,830,245	2,854,531

Credit cards	42,996	1,082	19,071	63,149	2,212,218	2,275,367

Total	$1,483,972	$3,375,431	$3,048,043	$7,907,446	$366,448,018	$374,355,464

Troubled Debt Restructurings:
Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted below. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. The Company has allocated $3,699,700 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company has $82,442,903 outstanding to customers whose loans are classified as a troubled debt restructuring. The Company has committed to lend additional amounts totaling $1,241,287 related to loans classified as troubled debt restructurings. At December 31, 2010 and 2009, there were $35,751,985 and $21,797,811, respectively, of accruing restructured loans that remain in a performing status.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 3 — Loans and Allowance for Loan Losses (continued)
Credit Quality Indicators:
The Company uses several credit quality indicators, which are updated at least annually, to manage credit risk in an ongoing manner. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company uses an internal credit risk rating system that categorizes loans into pass, special mention or classified categories. Credit risk ratings are applied to all loans individually with the exception of credit cards.
The following are the definitions of the Company’s risk ratings:

Pass:	Loans that are not adversely rated, are contractually current as to principal and interest and are otherwise in compliance with the contractual terms of the loan or lease agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

Special Mention:	Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard/ Accruing:	Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Substandard/ Nonaccrual:	A loan classified as nonaccrual has all the deficiencies of a loan graded substandard but collection of the full amount of principal and interest owed is uncertain or unlikely and collateral support, if any, may be weak.

Doubtful:	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing estimations, facts, conditions and values, highly questionable and improbable. Doubtful loans include only the portion of each specific loan deemed uncollectible and the classification can change as certain current information and facts are ascertained.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 3 — Loans and Allowance for Loan Losses (continued)
The following tables presents by class and by risk category, the recorded investment in the Company’s loans as of December 31, 2010.

	Not		Special	Substandard	Substandard
	Rated	Pass	Mention	Accruing	Nonaccrual	Doubtful
Construction and development	$—	$36,085,885	$283,817	$19,244,534	$26,977,265	$951,830

Commercial real estate
Commercial mortgage	—	99,648,357	1,044,251	26,862,758	6,362,017	—

Commercial
Commercial and industrial	—	24,274,283	207,244	395,417	67,234	—

Residential real estate
Residential mortgage	—	54,331,450	2,905,416	11,719,708	17,446,374	—
Home equity and junior liens	—	30,841,092	668,456	1,561,091	1,200,660	—
Multi-family	—	4,454,308	—	1,692,119	—	—

Total residential real estate	—	89,626,850	3,573,872	14,972,918	18,647,034	—

Consumer
Other	—	2,755,139	40,627	58,765	—	—

Credit cards	2,275,367	—	—	—	—	—

Total	$2,275,367	$252,390,514	$5,149,811	$61,534,392	$52,053,550	$951,830

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 4 — Bank Premises and Equipment
A summary of Bank premises and equipment at December 31, 2010 and 2009, is as follows:

	2010	2009
Land	$9,694,709	$9,694,709
Buildings and improvements	22,865,665	22,753,470
Furniture, fixtures and equipment	9,056,630	8,934,486

	41,617,004	41,382,665
Accumulated depreciation	(9,016,331)	(7,673,383)

	$32,600,673	$33,709,282

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $1,433,948 and $1,430,157, respectively.
Note 5 — Deposits
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009, was approximately $121,566,000 and $168,252,000, respectively, including brokered deposits of approximately $27,019,000 and $69,955,000, respectively, for each time period.
At December 31, 2010, the scheduled maturities of time deposits for each of the five years subsequent to December 31, 2010 were as follows:

2011	$183,855,611
2012	58,105,369
2013	18,647,603
2014	1,404,456
2015	9,159,862

Total	$271,172,901

Deposits of employees, officers and directors totaled approximately $6,200,000 at December 31, 2010 and $8,482,000 at December 31, 2009.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 6 — Income Taxes (Benefits)
Income tax expense (benefit) in the statements of income for the years ended December 31, 2010 and 2009 consists of the following:

	2010	2009
Current tax expense	$—	$89,951
Deferred tax expense (benefit)	(3,737,827)	(3,877,978)

Income tax expense (benefit)	$(3,737,827)	$(3,788,027)

Income tax expense (benefit) differs from amounts computed by applying the Federal income tax statutory rate of 34% in 2010 and 2009 to income before income taxes. A reconciliation of the differences for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Expected tax at statutory rates	$(2,283,000)	$(2,726,000)
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax	(377,063)	(544,004)
Increase in cash surrender value of life insurance	(138,834)	(94,601)
Tax exempt interest	(64,204)	(347,420)
General business credits, net of basis reduction	(158,400)	(132,000)
Other	(97,785)
Valuation allowance change	6,857,113	55,998

Income tax expense (benefit)	$3,737,827	$(3,788,027)

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 6 — Income Taxes (Benefits) (continued)
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$4,107,907	$4,214,292
Deferred compensation	562,754	419,399
Unrealized loss on securities available for sale	339,693	—
Net operating loss	2,637,959	371,065
Nonaccrual loans	1,110,990	472,359
Tax credits	610,516	150,816
Other real estate owned	417,928	488,685
Other	336,903	315,770

Total deferred tax assets	10,124,650	6,432,386

Deferred tax liabilities:
Accelerated depreciation	(552,177)	(604,553)
Unrealized gain on securities available for sale	—	(175,714)
Income from subsidiary	—	(49,823)
Investment in partnership	(367,200)	(72,000)
Other	(400,324)	(358,491)

Total deferred tax liabilities	(1,319,701)	(1,260,581)

Valuation allowance	(7,372,520)	—

Total net deferred tax assets	$1,432,429	$5,171,805

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax or asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of increased credit losses, the Company entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the reliability deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its deferred tax assets was based on future reversals of existing taxable temporary differences and taxable income in prior carry back years. The Company did not consider future taxable income in determining the reliability of its deferred assets. During 2010, we recorded a valuation allowance of $7,372,520. The timing of the reversal of the valuation allowance is dependent on our assessment of future events and will be based on the circumstances that exist as of that future date.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 6 — Income Taxes (Benefits) (continued)
During 2010 and per ASC 740-20-45, the Company had income tax expense related to changes in the unrealized gains and losses on investment securities available for sale totaling approximately $515,000. This expense was recorded through accumulated other comprehensive income and increased our deferred tax valuation allowance.
The Bank has a federal net operating loss carryforward of approximately $1,578,000 which will expire in 2030. The Bank has a Tennessee net operating loss carryforward of which approximately $1,590,000 will expire in 2021, $1,630,000 which will expire in 2022, $1,563,000 which will expire in 2023, $3,748,000 which will expire in 2024 and $5,818,000 which will expire in 2025 if not offset by future taxable income.
The Bank has a minimum tax credit of $130,000 that can be carried forward indefinitely.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years before 2007.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 7 — Federal Home Loan Bank Advances
The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (“FHLB”) that provides short-term and long-term funding to the Bank in an amount up to $100,000,000. The Bank’s portfolio of one to four single-family mortgages, commercial real estate, home equity lines of credit, multi-family mortgages and junior mortgages have been pledged as collateral for any advances under a blanket lien arrangement requiring a collateral-to-loan ratio of 145%, 210%, 200%, 230% and 195%, respectively. At year end, advances from the FHLB were as follows:

	2010	2009
Long-term advance requiring monthly interest payments at 4.32% fixed, principal due in June 2010	$—	$200,000

Long-term callable advance requiring monthly interest payments at 4.39% fixed, principal due in November 2011	—	7,500,000

Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in June 2012	200,000	200,000

Long-term callable advance requiring monthly interest payments at 4.25% fixed, principal due in January 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.15% fixed, principal due in April 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.27% fixed, principal due in May 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.68% fixed, principal due in June 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 3.36% fixed, principal due in December 2012	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 3.46% fixed, principal due in December 2014	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 3.13% fixed, principal due in January 2015	5,000,000	5,000,000

	$55,200,000	$62,900,000

Each advance is payable at its maturity date, with prepayment penalties that vary according to the type of advance. Maturities of the notes payable for each of the years subsequent to December 31, 2010 are as follows:

2012	5,200,000
2014	5,000,000
2015	5,000,000
2017	40,000,000

Total	$55,200,000

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 7 — Federal Home Loan Bank Advances (continued)
During the third quarter of 2010, the Bank elected to pre-pay a $7,500,000 FHLB advance that was scheduled to mature in November 2011. The pre-payment resulted in a penalty of approximately $350,000 which essentially accelerated payment of the interest that would have been due on the advance through its maturity. Management chose to pay off the advance early due to increasing collateralization requirements associated with the Bank’s outstanding FHLB debt and difficulty finding pledgeable collateral with a yield sufficient to cover or exceed the cost of the debt. Additionally, management chose to pay off the advance in order to reduce a non-core funding source. The pre-payment penalty is included in other non-interest expense in the Company’s 2010 statement of operations.
Note 8 — Subordinated Debentures
On November 7, 2003, we established MNB Capital Trust I and on June 9, 2006, we established MNB Capital Trust II (“Trust I” and “Trust II” or collectively, the “Trusts”). The Company is the sole sponsor of the Trusts and acquired each Trust’s common securities for $171,000 and $232,000, respectively. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $5,500,000 for Trust I and $7,500,000 for Trust II and using the proceeds to acquire junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trusts are the Subordinated Debentures. Both are wholly-owned statutory business trusts, however; the Company is not considered the primary beneficiary of Trust I or Trust II (variable interest entities), therefore the Trusts are not consolidated in the Company’s financial statements. The Company’s aggregate $403,000 investment in the Trusts is included in other assets in the accompanying consolidated balance sheets and the $13,403,000 obligation of the Company is reflected as subordinated debt.
The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 3.340% at December 31, 2010 which is set each quarter and mature on December 31, 2033. The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 1.889% at December 31, 2010 which is set each quarter and mature on July 7, 2036. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. The Company’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the Trust Preferred Securities.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 8 — Subordinated Debentures (continued)
The Subordinated Debentures are unsecured, bear interest at a rate equal to the rates paid by the Trusts on the Trust Preferred Securities and mature on the same dates as those noted above for the Trust Preferred Securities. Interest is payable quarterly. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters without default provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.
On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments of $84,680 on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.
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
December 31, 2010 and 2009
Note 9 — Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are variable rate financing arrangements with no fixed maturity. Upon cancellation of the agreement, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2010	2009
Weighted average borrowing rate at year-end	2.08%	1.52%
Weighted average borrowing rate during the year	1.58%	2.12%
Average daily balance during the year	$1,535,058	$4,283,833
Maximum month-end balance during the year	3,198,689	7,872,502
Balance at year-end	432,016	1,776,402
Note 10 — Employee Benefit Plans
The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $15,181 for 2010 and $111,373 for 2009. During the first quarter of 2010, the Bank elected to suspend its 401(k) matching contributions indefinitely.
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
The estimated cost of this obligation is being accrued over the service period for each officer. The Company recognized expense of $374,393 and $301,943 during 2010 and 2009, respectively, related to these agreements. The total amount accrued at December 31, 2010 and 2009 was $1,469,716 and $1,095,323, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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
In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and the property on which it has placed certain automated teller machines. These leases expire at various dates through 2015 and contain various renewal options. Total rental expense under all operating leases was $189,180 in 2010 and $182,330 in 2009.
The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010:

2011	$178,277
2012	160,501
2013	135,402
2014	57,132
2015	33,327
Thereafter	—

Total	$564,639

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 12 — Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2010, commitments under standby letters of credit and undisbursed loan commitments, substantially all of which are carried at variable rates, were as follows:

	2010	2009
	(dollars in thousands)
Commitments to extend credit	$41,155	$50,702
Standby letters of credit	5,288	5,801

Totals	$46,443	$56,503
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
The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2010 or 2009.
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
December 31, 2010 and 2009
Note 13 — Fair Value (continued)
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
Other Real Estate — The fair value of ORE is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on ORE. ORE is classified within Level 3 of the hierarchy.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 13 — Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2010 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$249,866	$249,866
Obligations of states and political subdivisions	4,922,113	4,922,113
Mortgage-backed securities -residential	81,144,612	81,144,612

Total available for sale securities	$86,316,591	$86,316,591

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

There were no significant transfers between Level 1 and Level 2 during 2010.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 13 — Fair Value (continued)
Assets and Liabilities Measured on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2010 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans:
Construction and development	$8,826,040	$8,826,040
Commercial real estate	3,378,152	3,378,152
Residential real estate	4,045,756	4,045,756

Total impaired loans	16,249,948	16,249,948

Other real estate:
Construction and development	2,229,161	2,229,161
Commercial real estate	1,404,833	1,404,833
Residential real estate	7,518,670	7,518,670

Total other real estate	11,152,664	11,152,664

Total Assets Measured at Fair Value on a Non-Recurring Basis	$27,402,612	$27,402,612

		Fair Value Measurements at
		December 31, 2009 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired Loans	$8,512,991	$8,512,991
Other real estate	12,019,079	12,019,079

Total Assets Measured at Fair Value on a Non-Recurring Basis	$20,532,070	$20,532,070

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 13 — Fair Value (continued)

At December 31, 2010, impaired loans measured at fair value, which are evaluated for impairment using the fair value of collateral, had a carrying amount of $17,718,189, with a valuation allowance of $1,468,241 resulting in an additional provision for loan losses of $4,514,585 for the year ended December 31, 2010. At December 31, 2009, impaired loans measured at fair value had a carrying amount of $8,512,991, with no valuation allowance. During 2009, $2,218,028 of outstanding principal was charged off on these loans resulting in an additional provision for loan losses of $2,218,028 for the year ended December 31, 2009. Impaired loans carried at fair value include loans that have been written down to fair value through the partial charge-off of principal balance. Accordingly, these loans do not have a specific valuation allowance as their balances represent fair value.

The December 31, 2010 carrying amount of ORE includes net valuation adjustments of approximately $1,211,000. The December 31, 2009 carrying amount of ORE includes net valuation adjustments of approximately $938,000. Valuation adjustments include both charge offs and holding gains and losses. The fair value of ORE is based upon appraisals performed by qualified, licensed appraisers.

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
December 31, 2010 and 2009
Note 13 — Fair Value (continued)
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
December 31, 2010 and 2009
Note 13 — Fair Value (continued)
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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 13 — Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and December 31, 2009, not previously presented, are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$32,576	$32,576	$14,105	$14,105
Investment securities held to maturity	1,318	1,303	2,204	2,208
Restricted investments	3,843	N/A	3,816	N/A
Loans, net	363,413	358,587	396,351	396,254
Accrued interest receivable	1,496	1,496	3,045	3,045

Liabilities:
Noninterest-bearing demand deposits	$47,639	$47,639	$47,601	$47,601
NOW accounts	57,345	57,345	112,440	112,440
Savings and money market accounts	73,435	73,435	61,329	61,329
Time deposits	271,173	272,304	289,244	290,534
Subordinated debentures	13,403	7,276	13,403	6,922
Federal funds purchased and securities sold under agreements to repurchase	432	432	1,776	1,776
Federal Reserve/Federal Home Loan Bank advances	55,200	61,136	62,900	67,989
Accrued interest payable	719	719	606	606

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 14 — Stock Options

The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant. All options have been granted at the fair market value of the shares at the date of grant. The maximum term for each option is ten years. The maximum number of shares that can be issued under the plan is 724,239. The following table provides certain information about the Company’s equity compensation plan as of December 31, 2010:

Number of
	Number of		securities remaining
	securities to be		available for
	issued upon		future issuance under
	exercise of	Weighted average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	122,133	$21.50	381,264
Equity compensation plans not approved by security holders	—	—	—

The Company has granted incentive stock options to certain key officers and employees. The Company has also granted nonqualified stock options to non-employee organizers of the Bank. The stock option agreements state that upon termination of employment, employees have 90 days to exercise any stock options vested as of the termination date.

The Company issues new shares to satisfy option exercises from the authorized shares allocated to the employee stock option plan.
A summary of activity in the Company’s stock option plan for the year ended December 31, 2010 is as follows:

			Weighted Average
		Weighted	Remaining
	Number	Average	Contractual Term	Aggregate
	of Options	Exercise Price	(in years)	Intrinsic Value
Options outstanding, December 31, 2009	125,086	$21.44
Options granted	—	—
Options exercised	—	—
Options forfeited	(2,953)	18.80

Options outstanding, December 31, 2010	122,133	$21.50	5.42	$—

Fully vested and expected to vest	122,133	$21.50	5.42	$—

Exercisable at December 31, 2010	66,867	$19.06	4.52	$—

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 14 — Stock Options (continued)
Information related to the stock option plan during each year follows:

	2010	2009
Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	70,696
Weighted average fair value of options granted	—	5.82

As of December 31, 2010, there was $248,036 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 2.04 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table for years in which options were granted. Expected volatilities are based on historical exercise patterns, employee terminations and historical stock prices. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The U.S. Treasury 10 year constant maturity rate in effect at the date of grant is used to derive the risk-free interest rate for the contractual period of the options.

2009
Dividend yield	0.00%
Expected life	9.5 years
Expected volatility	18%
Risk-free interest rate	2.96%
Note 15 — Regulatory Matters

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action applicable to the Bank, the Bank and Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 15 — Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. As discussed below, the Bank has agreed to maintain certain of its capital ratios above statutory levels. As of December 31, 2010 and discussed below, the Bank failed to meet all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. However, as noted below, the Bank anticipates that it will be required to enter into a Consent Order which will contain higher capital standards which will result in it being deemed to be “adequately capitalized” for regulatory purposes.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 15 — Regulatory Matters (continued)
The actual capital amounts and ratios are presented in the table. Dollar amounts are presented in thousands.

			Adequately Capitalized		Well-Capitalized		Required by
	Actual		Regulatory Minimum		Regulatory Minimum		IMCR
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$54,973	13.27%	$33,147	8.00%	N/A	N/A	N/A	N/A
Mountain National Bank	54,764	13.23%	33,110	8.00%	41,388	10.00%	53,804	13.00%

Tier I capital to risk-weighted assets:
Consolidated	49,174	11.87%	16,574	4.00%	N/A	N/A	N/A	N/A
Mountain National Bank	49,526	11.97%	16,555	4.00%	24,833	6.00%	N/A	N/A

Tier I capital to average assets:
Consolidated	49,174	8.34%	23,585	4.00%	N/A	N/A	N/A	N/A
Mountain National Bank	49,526	8.41%	23,549	4.00%	29,436	5.00%	52,984	9.00%

As of December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$65,993	14.16%	$37,290	8.00%	N/A	N/A	N/A	N/A
Mountain National Bank	65,287	14.02%	37,260	8.00%	46,574	N/A	N/A	N/A

Tier I capital to risk-weighted assets:
Consolidated	60,098	12.89%	18,645	4.00%	N/A	N/A	N/A	N/A
Mountain National Bank	59,397	12.75%	18,630	4.00%	27,945	N/A	N/A	N/A

Tier I capital to average assets:
Consolidated	60,098	9.23%	26,049	4.00%	N/A	N/A	N/A	N/A
Mountain National Bank	59,397	9.14%	26,007	4.00%	32,509	N/A	N/A	N/A

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 15 — Regulatory Matters (continued)

In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. The OCC imposed this requirement to maintain capital at higher levels than those required by applicable federal regulations because the OCC believed that the Bank’s capital levels were less than satisfactory given the level of credit risk in the Bank, specifically the high level of nonperforming assets and provision for loan losses. As noted above, the Bank had 8.41% of Tier 1 capital to average assets and 13.25% of total capital to risk-weighted assets ratio at December 31, 2010 and thus failed to satisfy its minimum Tier 1 capital to average assets ratio. Failure to satisfy such requirement could result in further enforcement action by the OCC.

In the fourth quarter of 2010, the OCC informed the Bank that, because the OCC does not believe that the Bank has fully satisfied the requirements of the formal written agreement, it will be requested to replace the formal written agreement with a consent order (the “Consent Order”) containing commitments for further improvements in the Bank’s operations. While the requirements of the Consent Order are not currently known to the Bank, the OCC has informed the Bank’s management that the Consent Order will likely contain provisions similar to those currently contained in the existing minimum capital commitment that the Bank made to the OCC in connection with the Bank’s entering into the formal written agreement, requiring the Bank to maintain a minimum Tier 1 leverage capital ratio of 9% and a minimum total risk-based capital ratio of 13%. If the Bank fails to comply with the requirements of the Consent Order, the OCC may impose additional limitations, restraints, commitments or conditions on the Bank. Once the Consent Order is effective, the Bank will be deemed to be “adequately capitalized” even if the Bank’s capital ratios exceed those minimum amounts necessary to be considered “well capitalized” under federal banking regulations as well as the minimum ratios set forth in the Consent Order.

Since the Bank agreed to the capital requirement, certain actions have been taken, and are ongoing, that are designed to ensure the required capital levels are maintained. The reduction of total assets of the Bank can have a significant impact on the Tier 1 capital ratio. Since December 31, 2009 the Bank has reduced total assets approximately $83,000,000 from approximately $640,000,000 to approximately $557,000,000 at December 31, 2010. This reduction in assets was accomplished by reducing wholesale funding including brokered deposits and Federal Home Loan Bank advances as well as the reduction of public funds deposits. Additionally, loans outstanding and the bond investment portfolio were reduced subsequent to the capital requirement. Expense reduction measures were put in place during the second quarter of 2010 which included a significant reduction of salaries and benefits. As a result of and the continuation of these efforts, management expects the Bank’s Tier 1 capital ratio will meet the minimum requirement as of March 31, 2011.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 15 — Regulatory Matters (continued)
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

As of December 31, 2010, pursuant to federal banking regulations and due to losses incurred during 2009 and 2010, the Company and Bank may not, without the prior approval of their respective banking authorities, pay any dividends until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 16 — Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2010 and 2009 is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Year ended December 31, 2010:
Unrealized holding gains/(losses) arising during the period	$163,313	$(574,182)	$(410,869)

Less reclassification adjustment for gains realized in net income (loss)	(1,511,005)	574,182	(936,823)

	$(1,347,692)	$—	$(1,347,692)

Year ended December 31, 2009:
Unrealized holding gains/(losses) arising during the period	$2,919,308	$(1,117,736)	$1,801,572

Less reclassification adjustment for gains realized in net income (loss)	(2,211,243)	840,272	(1,370,971)

	$708,065	$(277,464)	$430,601

Note 17 — Earnings (Loss) Per Common Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance.

Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 17 — Earnings (Loss) Per Common Share (continued)
Earnings (loss) per common share have been computed based on the following:

	2010	2009
Net income (loss)	$(10,451,178)	$(4,228,395)

Average number of common shares outstanding	2,631,611	2,631,611
Dilutive effect of stock options	—	—

Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	2,631,611	2,631,611

At December 31, 2010 and 2009, there were options for the purchase of 122,133 and 125,086 shares, respectively, outstanding that were antidilutive.

Potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. During the year ended December 31, 2009, due to the net loss, there were 19,315 shares excluded from this calculation although the exercise price for such shares’ underlying options was less than the fair value of the Company’s common stock. For the year ended December 31, 2010, the exercise price of all outstanding options was greater than the fair value of the Company’s stock.

Note 18 — Recent Accounting Pronouncements

FASB ASC 810 Consolidation (“ASC 810”) was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have a significant impact on our financial statements.

FASB ASC 860 Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have a significant impact on our financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 18 — Recent Accounting Pronouncements (continued)

FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 was effective in the third quarter of 2010. This amendment did not have a significant impact on our financial statements.

FASB ASC 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk gradings, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect this amendment to have a significant impact on our financial results, but it will significantly expand the disclosures that we are required to provide, some of which are included in this annual filing, as required, with additional disclosures included in future filings.

FASB ASU No. 2010-06 Improving Disclosures About Fair Value Measurements (“ASU 2010-06”) amended guidance for fair value measurements and disclosures to clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2, and requires a reconciliation to be provided for the activity in Level 3 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance was effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 19 — Condensed Parent Information
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Cash	$52,648	$114,454
Investment in subsidiary	48,461,350	59,679,774
Other assets	655,999	1,015,161

Total assets	$49,169,997	$60,809,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$13,403,000	$13,403,000
Accrued interest payable	92,827	37,234

Total liabilities	13,495,827	13,440,234

Shareholders’ equity	35,674,170	47,369,155

Total liabilities and shareholders’ equity	$49,169,997	$60,809,389

STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2010	2009
Interest expense	$343,850	$392,016
Other expense	40,295	44,114

Loss before equity in undistributed earnings (loss) of subsidiary	(384,145)	(436,130)

Equity in undistributed earnings (loss) of subsidiary	(9,974,617)	(3,959,259)
Income tax expense (benefit)	92,416	(166,994)

Net loss	$(10,451,178)	$(4,228,395)

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 19 — Condensed Parent Information (continued)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,451,178)	$(4,228,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in undistributed (income) loss of subsidiary	9,974,617	3,959,259
Other	414,755	(80,294)

Net cash used in operating activities	(61,806)	(349,430)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,806)	(349,430)

CASH AND CASH EQUIVALENTS, beginning of year	114,454	463,884

CASH AND CASH EQUIVALENTS, end of year	$52,648	$114,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$288,258	$481,613
Income taxes	(266,746)	(154,676)