Form 10-K/A
period 2010-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2011-04-29
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
There were 2,631,611 shares of Common Stock outstanding as of February 28, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Mountain National Bancshares, Inc. (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend Items 10 through 14 of Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “Commission”) on April 13, 2011 (the “Original Filing”), to include the information required by such items.
Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the April 13, 2011 filing of the Original Filing in any way, except to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.
The Registrant does not undertake to update any information or disclosures in, or exhibits to, the Original Filing to reflect events and circumstances occurring since the Original Filing. Such matters will be addressed in subsequent reports filed with the Commission.
As a result of this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Registrant is filing new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by its principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements are contained within this Amendment, the Registrant is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
The Amended and Restated Bylaws of Mountain National Bancshares, Inc. (the “Company”) provide that the Board of Directors shall consist of not less than five nor more than fifteen directors, with the exact number to be fixed by resolution of the Board of Directors or the shareholders from time to time and shall be divided into three classes, each class to consist, as nearly as may be possible, of one-third of the total number of directors. The board currently consists of nine members.
The information describing the current position and prior business experience of each of the directors below contains information regarding the person’s service as a director, business experience, public reporting company director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director for the Company. Each of the directors has served as a director of the Company since its inception in 2002 and as a director of Mountain National Bank (the “Bank”) since 1998.

Class I Directors (Term to expire at the 2013 Annual Meeting of Shareholders)
Gary A. Helton, age 50, has been the Owner and General Manager of Volunteer Chevrolet in Sevierville, Tennessee since its opening in May 1994. In addition, he is also involved in many real estate ventures, both commercial and residential. Mr. Helton is a member of the First Baptist Church in Sevierville and a lifelong resident of Sevier County. He graduated with a B.S. Degree in Business Management from Carson-Newman College in Jefferson City, Tennessee in 1982 and is a graduate of the Leadership Sevier Class of 2001. Mr. Helton has extensive experience as a successful small business owner and also provides the Board with expertise in matters relating to commercial and residential real estate matters.
Jeffrey J. Monson, age 56, retired from TRW, a global automotive supply manufacturer, during 2006 after 27 years in various engineering and management positions in six plant locations. Mr. Monson is a graduate of Purdue University with a Bachelor’s Degree in Mechanical Engineering and served as an Officer in Purdue’s Mechanical Engineering Honorary Society. He also received a Master’s Degree from Purdue’s Krannert Graduate School of Management. Mr. Monson attends First United Methodist Church in Sevierville. In the past, he has served as a member of the United Way of Sevier County Board of Directors and the Boys and Girls Club of the Smoky Mountains Board of Directors. Mr. Monson is a graduate of the Leadership Sevier Class of 2002 and is past President of the Sevier County High School Soccer Support Group. He is currently a member of the Holston United Methodist Home for Children Board of Trustees. Mr. Monson also has commercial/residential real estate interests in Greene and Sevier Counties in Tennessee. Mr. Monson’s engineering background and business experience allows him to bring to the Board a broad understanding of a number of industries in which many of the Company’s clients operate. He is also actively involved in a number of community activities in the Company’s market area.
Charlie R. Johnson, age 69, is the Owner of Johnson-Murrell and Associates, P.C., a law firm located in Sevierville, Tennessee, since 1976. His firm is involved primarily in business law, real estate and estate administration. Mr. Johnson was an elected member of the Board of Mayor and Alderman for the City of Sevierville from 1995 to 2003 and previously served as the Mayor of Sevierville from 1987 to 1995. Mr. Johnson serves as consulting attorney for Signature Title of Tennessee, LLC, a title and escrow closing company. He is an Owner and Vice-President of Oak Haven Resort, Inc., a log cabin rental and development company. Mr. Johnson is a former member of the Advisors of the Department of Geography at the University of Tennessee. He is a Deacon and Trustee at the First Baptist Church of Sevierville, Tennessee and is a member of the Sevierville Lions Club. He graduated from Tennessee Technological University with a Bachelor’s Degree in Political Science and a Minor in Economics. He holds a Master’s Degree in Public Administration and a Doctorate of Jurisprudence from the University of Tennessee at Knoxville. Mr. Johnson’s over 30 years of legal practice in the Sevier County, Tennessee area, during which he has represented a broad array of corporate and municipal clients, contribute to the breadth and depth of experience on the Board through the inclusion of a member with an understanding of a broad range of legal and regulatory matters.

Class II Directors (Term to Expire at 2011 Annual Meeting of Shareholders)
Sam L. Large, age 58, has been a promoter of the Gatlinburg Craftsmen’s Fairs since 1988. Prior to that time, Mr. Large was Manager and Buyer for the Gatlinburg Craft Center and Manager of Brookside Village. Mr. Large is the Owner of S.L.L., Inc., a real estate and promotions firm, and Sam L. Large Construction. Mr. Large has an Associate Degree in Accounting and Computer Programming. He has served on the Boards of Directors of the Gatlinburg Convention and Visitors Bureau and the Gatlinburg Chamber of Commerce and has been President of both organizations. Mr. Large has extensive experience as a small business owner in the communities that the Company serves and is actively involved in a number of community activities in the Company’s market area.
Linda N. Ogle, age 65, has been President of Riverside Motor Lodge, Inc. and Riverside Towers, LLC for the past fifteen years. Ms. Ogle is involved in all aspects of the daily operations of her businesses and has served in numerous civic and professional capacities. She is currently a member of the Pigeon Forge United Methodist Church and a member of the Sevierville Noonday Rotary Club. Previously, she was a member of the Board of Directors for the Boys and Girls Club of the Smoky Mountains and past Chairperson for the Hotel Division of the United Way Campaign. She is currently Campaign Chairperson for Fort Sanders Sevier Hospital, and is a graduate and past President of Leadership Sevier Class of 1998, and a graduate of Leadership Knoxville and East Tennessee Regional Leadership. Ms. Ogle is also a member of the Board of Directors for the Fort Sanders Foundation, Friends of the Great Smoky Mountains, Covenant Health and Pigeon Forge Library. She also serves as Secretary of the Walters State Foundation. Ms. Ogle has extensive experience as a successful small business owner and is actively involved in a number of community activities in the Company’s market area.
Michael C. Ownby, age 60, has been President of Ownby Insurance Service, Inc., an insurance agency in Sevierville, Tennessee, since 1973. He is also Chief Manager of MSP Enterprises LLC, which invests in various real estate ventures and stock investments. He is a 1973 graduate of the University of Tennessee with a B.S. in Business Administration. Mr. Ownby is a member of First Baptist Church in Sevierville, Tennessee where he has served as Sunday School Director, taught Sunday School, and has served on various committees of the church. He is a past member of the Sevierville Rotary Club. Mr. Ownby was previously a Director of the Sevierville Chamber of Commerce; a Director of the Dr. Robert F. Thomas Foundation; a member of the Sevier County Kiwanis Club; member of the Sevier County Jaycees; on the Board of Directors of the Insurors of Tennessee and on the Board of Directors of the Sevier County Chapter of the Salvation Army. Mr. Ownby’s experience provides the Board with critical experience in insurance matters. In addition, Mr. Ownby provides the Board with his financial expertise as a successful small business owner.
Class III Directors (Term to Expire at 2012 Annual Meeting of Shareholders)
Dwight B. Grizzell, age 60, is the President/CEO and Director of the Company and the Bank. Mr. Grizzell has 39 years of banking experience. Before becoming the Bank’s CEO, he served as Regional President of BankFirst for Sevier County from 1996 through 1997. Prior to that he was the President/CEO and Director of First National Bank of Gatlinburg. Mr. Grizzell began his career with Third National Bank in Nashville in 1972. Mr. Grizzell held numerous managerial and administrative positions with Third National Bank, First Security National Bank in Lexington, Kentucky and First National Bank of Gatlinburg in Tennessee. He has served in numerous civic and professional capacities and is a former member of the Tennessee Bankers Association Board of Directors. He has been active with the Robert F. Thomas (“RFT”) Foundation including service as a Director on the Board and as a committee member on the RFT Hospital Steering Committee. He currently serves on the TBA Government Relations Committee; and is State Director of the Independent Community Bankers Association (“ICBA”); and serves on the National Board of Directors of ICBA. He is a member of the Leadership Sevier Class of 1998, and is a member of the Great Smoky Mountains Church of Christ. Mr. Grizzell’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank operates affords the Board valuable insight regarding the business and operation of the Bank. Mr. Grizzell’s knowledge of all aspects of the Company’s and the Bank’s business position him well to continue to serve as our President and Chief Executive Officer.

John M. Parker, Sr., age 63, is a native of East Tennessee. Since arriving in the Sevier and Jefferson County areas, he has participated in many business ventures including being one of the original founders of Smoky Mountain Knife Works in Sevierville, Tennessee. Mr. Parker has also been very involved in real estate development of several residential subdivisions in Sevier County and many surrounding counties contributing to the growth of these areas. Mr. Parker has extensive experience as a successful small business owner. In addition, Mr. Parker provides the Board with additional expertise in matters relating to commercial and consumer real estate matters.
Ruth A. Reams, age 71, is retired from Reams Drug Store where she assisted her husband in the operation of the family business for many years. She currently is serving as a Board Member on the Dr. Robert F. Thomas Foundation Board, is a member of the Pigeon Forge Library Board and the Pigeon Forge Lion’s Club, and is a graduate of Leadership Sevier Class of 2001. Ms. Reams has extensive experience as a successful small business owner and is actively involved in a number of community activities in the Company’s market area.
Audit Committee
The Company’s Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which also serves as the Audit Committee for the Bank.
The Audit Committee consists of Michael C. Ownby (Chairman), Linda N. Ogle, John M. Parker and Gary A. Helton, each of whom is an independent director under the applicable listing standards of the Nasdaq Stock Market, LLC and the independence criteria set forth in Exchange Act Rule 10A-3(b)(1). The Audit Committee oversees and reviews the internal and independent audit function of the Company and the Bank and reports the Committee’s findings and recommendations to the Board of Directors. The Company’s Audit Committee has not adopted a written Audit Committee Charter. The Board of Directors has determined that none of the members of the Audit Committee satisfies all of the criteria that are necessary for such individual to qualify as an audit committee financial expert under applicable SEC rules. However, the Board of Directors believes that each member of the Audit Committee is financially literate and, through their various business experiences, is well-qualified to perform the functions that are required as a member of the Audit Committee. The Board of Directors further believes that the current members of the Company’s Board of Directors provide a breadth of experience and level of community relationships that are important to the Company, and the Company does not believe that it could attract an additional director who meets the requirements of an “audit committee financial expert” who also has those similar relationships. In making its determination, the Board of Directors particularly considered the size and nature of the Company’s business and the importance of knowledge of the local communities served by the Bank. Therefore, the Board of Directors does not believe it is necessary at this time to seek a new member who would qualify as an audit committee financial expert.

Code of Ethics
The Company has adopted a code of ethics applicable to all directors, officers and employees, which is available without charge, upon written request to Mountain National Bancshares, Inc. c/o Corporate Secretary, 300 E. Main Street, Sevierville, Tennessee 37862. This code contains provisions consistent with the SEC’s description of a code of ethics. The Company intends to disclose any legally required amendments to, or waivers from, the code of conduct with respect to its directors and officers in accordance with the rules and regulations of the SEC and the Nasdaq Stock Market, LLC.
Executive Officers
Michael L. Brown, age 52, serves as Executive Vice President — Chief Operating Officer of the Company and the Bank. Mr. Brown has been with the Company since its inception in 2002 and with the Bank since 1998. Prior to joining the Bank, Mr. Brown served as a Senior Vice President of First National Bank of Gatlinburg from 1995 to 1997, which later was acquired by BankFirst where he continued to serve in that capacity until joining Mountain National Bank in 1998. Mr. Brown has a combined banking career spanning 29 years, beginning with First Federal Savings Bank in Maryville, Tennessee in 1981. He is a graduate of the University of Tennessee and the Graduate School of Banking at LSU. He has served in several civic and professional organizations during his career. Mr. Brown is currently a member of the Sevierville Rotary Club, and is a graduate of Leadership Sevier, as well as Leadership Blount County. He is currently serving on the Payments and Technology Committee of the Independent Community Bankers of America. Mr. Brown and his family are active members of East Maryville Baptist Church.
Grace D. McKinzie, age 58, serves as Executive Vice President — Chief Lending Officer of the Company and the Bank. Ms. McKinzie has been with the Company since its inception in 2002 and with the Bank since 1998. Ms. McKinzie began her banking career with The First National Bank of Gatlinburg in 1974 where she served as Vice President and was a commercial lender in the Gatlinburg market. She is a graduate of Gatlinburg Pittman High School and the Tennessee Bankers Commercial Lending School at Vanderbilt University. Ms. McKinzie was the 2006 American Business Women’s Associate of the Year. She was a graduate of the 2007 Leadership Sevier Class.
There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of any class of the Company’s equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Such persons are required to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on its review of copies of such reports received by it and written representations that no other reports were required, the Company believes that all such filing requirements were complied with.
ITEM 11. EXECUTIVE COMPENSATION
Risk Assessment of Compensation Policies
The Board has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk taking, and that the level of risk that they do encourage is not reasonably likely to have a materially adverse effect on the Company.
Compensation of Named Executive Officers and Directors
Named Executive Officers. The following table sets forth information with respect to all compensation paid or accrued in 2010 for Dwight B. Grizzell, the Company’s President and Chief Executive Officer, Grace D. McKinzie, the Company’s Executive Vice President — Chief Lending Officer and Michael L. Brown, the Company’s Executive Vice President — Chief Operating Officer. No other executive officers of the Company were paid $100,000 or more in total compensation for services provided during the year ended December 31, 2010.
2010 Summary Compensation Table

						Non-Equality	Non-Qualified
				Stock	Option	Incentive Plan	Deferred	All Other
				Awards	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	($)	Earnings ($) (7)	($)		Total ($)
Dwight B. Grizzell, President and Chief	2010	$227,612	$250	$—	$—	$—	$163,849	$23,984	(1)	$415,695
Executive Officer	2009	247,910	600	—	—	—	120,387	24,648	(2)	393,545
Grace D. McKinzie, Executive Vice President	2010	152,435	250	—	—	—	80,632	14,508	(3)	247,825
and Chief Lending Officer	2009	159,697	5,600	—	—	—	86,188	19,343	(4)	270,828
Michael L. Brown, Executive Vice President	2010	153,119	250	—	—	—	45,248	15,298	(5)	213,915
and Chief Operating Officer	2009	160,294	5,600	—	—	—	50,397	16,556	(6)	232,847

(1)	Represents car allowance of $6,023, insurance premium of $8,061, and director fees of $9,900.

(2)	Represents car allowance of $7,440, insurance premium of $7,608, and director fees of $9,600.

(3)	Represents car allowance of $6,207, insurance premium of $7,179, subsidiary directors fees of $200, and 401(k) match of $922.

(4)	Represents car allowance of $6,141, insurance premium of $7,420, subsidiary directors fees of $800, and 401(k) match of $4,982.

(5)	Represents car allowance of $8,594, insurance premium of $6,504 and subsidiary directors fees of $200.

(6)	Represents car allowance of $7,729, insurance premium of $6,747, subsidiary directors fees of $800, and 401(k) match of $1,280.

(7)
The amounts in the column captioned “Non-Qualified Deferred Compensation Earnings” reflect the changes in the value of benefits under each executive’s salary continuation agreement, the terms of which are described in more detail below.

Outstanding Equity Awards
The following table sets forth information with respect to outstanding equity awards as of the end of the 2010 fiscal year.
Outstanding Equity Awards At 2010 Fiscal Year-End

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity					Awards:	or Payout
			Incentive					Number of	Value of
			Plan			Number	Market	Unearned	Unearned
			Awards:			of	Value of	Shares,	Shares,
		Number of	Number of			Shares	Shares	Units or	Units or
	Number of	Securities	Securities			or Units	or Units	Other	Other
	Securities	Underlying	Underlying			of Stock	of Stock	Rights	Rights
	Underlying	Unexercised	Unexercised	Option		That	That	That	That
	Unexercised	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Dwight B. Grizzell	65	—	—	11.53	11/25/13	—	—	—	—
Dwight B. Grizzell	122	—	—	17.21	11/16/14	—	—	—	—
Dwight B. Grizzell	180	—	—	17.26	11/22/14	—	—	—	—
Dwight B. Grizzell	180	—	—	17.26	12/16/14	—	—	—	—
Dwight B. Grizzell	884	—	—	17.29	01/04/15	—	—	—	—
Dwight B. Grizzell	174	—	—	20.68	01/18/15	—	—	—	—
Dwight B. Grizzell	75	—	—	20.80	01/20/15	—	—	—	—
Dwight B. Grizzell	180	—	—	20.66	01/31/15	—	—	—	—
Dwight B. Grizzell	180	—	—	22.82	03/15/15	—	—	—	—
Dwight B. Grizzell	227	—	—	20.72	03/26/15	—	—	—	—
Dwight B. Grizzell	76	—	—	20.84	06/27/15	—	—	—	—
Dwight B. Grizzell	39	—	—	20.30	09/01/15	—	—	—	—
Dwight B. Grizzell	180	—	—	20.66	09/02/15	—	—	—	—
Dwight B. Grizzell	16,970	—	—	20.73	09/08/15	—	—	—	—
Dwight B. Grizzell	—	7,137	—	20.73	09/09/15	—	—	—	—
Dwight B. Grizzell	—	868	—	20.73	09/23/15	—	—	—	—
Dwight B. Grizzell	—	237	—	20.75	10/26/15	—	—	—	—
Dwight B. Grizzell	—	59	—	22.66	01/09/16	—	—	—	—
Dwight B. Grizzell	—	20	—	23.16	03/10/16	—	—	—	—
Dwight B. Grizzell	—	14	—	21.41	03/14/16	—	—	—	—
Dwight B. Grizzell	—	59	—	23.09	03/16/16	—	—	—	—
Dwight B. Grizzell	—	726	—	23.53	03/20/16	—	—	—	—
Dwight B. Grizzell	—	180	—	23.68	03/24/16	—	—	—	—
Dwight B. Grizzell	—	730	—	23.73	04/06/16	—	—	—	—
Dwight B. Grizzell	—	22	—	26.45	07/03/16	—	—	—	—
Dwight B. Grizzell	—	23	—	26.56	07/03/16	—	—	—	—
Dwight B. Grizzell	—	56	—	25.75	08/25/16	—	—	—	—
Dwight B. Grizzell	—	82	—	26.03	09/08/16	—	—	—	—
Dwight B. Grizzell	—	13	—	24.41	09/11/16	—	—	—	—
Dwight B. Grizzell	—	20	—	25.96	09/12/16	—	—	—	—
Dwight B. Grizzell	—	59	—	25.37	09/13/16	—	—	—	—
Dwight B. Grizzell	—	116	—	25.84	09/18/16	—	—	—	—
Dwight B. Grizzell	—	180	—	26.03	09/29/16	—	—	—	—
Dwight B. Grizzell	—	13	—	24.32	10/02/16	—	—	—	—
Dwight B. Grizzell	—	28	—	26.69	10/04/16	—	—	—	—
Dwight B. Grizzell	—	116	—	25.79	10/12/16	—	—	—	—
Dwight B. Grizzell	—	128	—	25.46	11/21/16	—	—	—	—
Dwight B. Grizzell	—	180	—	25.44	11/22/16	—	—	—	—

Outstanding equity awards table (continued):
Outstanding Equity Awards At 2010 Fiscal Year-End

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity					Awards:	or Payout
			Incentive					Number of	Value of
			Plan			Number	Market	Unearned	Unearned
			Awards:			of	Value of	Shares,	Shares,
		Number of	Number of			Shares	Shares	Units or	Units or
	Number of	Securities	Securities			or Units	or Units	Other	Other
	Securities	Underlying	Underlying			of Stock	of Stock	Rights	Rights
	Underlying	Unexercised	Unexercised	Option		That	That	That	That
	Unexercised	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Dwight B. Grizzell	—	28	—	26.09	12/04/16	—	—	—	—
Dwight B. Grizzell	—	20	—	25.29	12/05/16	—	—	—	—
Dwight B. Grizzell	—	23	—	25.10	12/27/16	—	—	—	—
Dwight B. Grizzell	—	183	—	24.79	01/11/17	—	—	—	—
Dwight B. Grizzell	—	6	—	24.94	01/12/17	—	—	—	—
Dwight B. Grizzell	—	76	—	24.96	01/17/17	—	—	—	—
Dwight B. Grizzell	—	13	—	23.26	01/22/17	—	—	—	—
Dwight B. Grizzell	—	6	—	24.94	01/31/17	—	—	—	—
Dwight B. Grizzell	—	662	—	25.93	02/22/17	—	—	—	—
Dwight B. Grizzell	—	1	—	25.95	03/02/17	—	—	—	—
Dwight B. Grizzell	—	12	—	24.97	03/06/17	—	—	—	—
Dwight B. Grizzell	—	144	—	25.92	03/07/17	—	—	—	—
Dwight B. Grizzell	—	13	—	25.84	03/08/17	—	—	—	—
Dwight B. Grizzell	—	26	—	26.92	03/12/17	—	—	—	—
Dwight B. Grizzell	—	105	—	26.66	03/14/17	—	—	—	—
Dwight B. Grizzell	—	7	—	25.95	03/19/17	—	—	—	—
Dwight B. Grizzell	—	18	—	25.64	03/23/17	—	—	—	—
Dwight B. Grizzell	—	1	—	25.84	04/03/17	—	—	—	—
Dwight B. Grizzell	—	192	—	25.72	04/04/17	—	—	—	—
Dwight B. Grizzell	—	51	—	26.07	04/10/17	—	—	—	—
Dwight B. Grizzell	—	38	—	26.42	04/12/17	—	—	—	—
Dwight B. Grizzell	—	5	—	25.84	04/13/17	—	—	—	—
Dwight B. Grizzell	—	45	—	25.93	04/17/17	—	—	—	—
Dwight B. Grizzell	—	80	—	26.79	05/09/17	—	—	—	—
Dwight B. Grizzell	—	1	—	26.85	05/11/17	—	—	—	—
Dwight B. Grizzell	—	210	—	27.14	05/14/17	—	—	—	—
Dwight B. Grizzell	—	12	—	26.12	05/16/17	—	—	—	—
Dwight B. Grizzell	—	22	—	26.87	05/22/17	—	—	—	—
Dwight B. Grizzell	—	18	—	26.49	06/05/17	—	—	—	—
Dwight B. Grizzell	—	58	—	26.55	06/06/17	—	—	—	—
Dwight B. Grizzell	—	6	—	26.66	06/11/17	—	—	—	—
Dwight B. Grizzell	—	868	—	26.67	06/25/17	—	—	—	—
Dwight B. Grizzell	—	21	—	27.28	06/27/17	—	—	—	—
Dwight B. Grizzell	—	145	—	27.60	06/28/17	—	—	—	—
Dwight B. Grizzell	—	35	—	27.39	06/29/17	—	—	—	—
Dwight B. Grizzell	—	23	—	27.83	07/09/17	—	—	—	—
Dwight B. Grizzell	—	1,553	—	27.71	07/10/17	—	—	—	—
Dwight B. Grizzell	—	6	—	27.85	07/16/17	—	—	—	—
Dwight B. Grizzell	—	95	—	27.47	07/18/17	—	—	—	—
Dwight B. Grizzell	—	212	—	27.63	07/24/17	—	—	—	—
Dwight B. Grizzell	—	15	—	27.06	07/25/17	—	—	—	—
Dwight B. Grizzell	—	294	—	27.90	07/30/17	—	—	—	—
Dwight B. Grizzell	—	426	—	27.92	07/31/17	—	—	—	—

Outstanding equity awards table (continued):
Outstanding Equity Awards At 2010 Fiscal Year-End

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity					Awards:	or Payout
			Incentive					Number of	Value of
			Plan			Number	Market	Unearned	Unearned
			Awards:			of	Value of	Shares,	Shares,
		Number of	Number of			Shares	Shares	Units or	Units or
	Number of	Securities	Securities			or Units	or Units	Other	Other
	Securities	Underlying	Underlying			of Stock	of Stock	Rights	Rights
	Underlying	Unexercised	Unexercised	Option		That	That	That	That
	Unexercised	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Dwight B. Grizzell	—	421	—	27.90	08/01/17	—	—	—	—
Dwight B. Grizzell	—	260	—	27.66	08/07/17	—	—	—	—
Dwight B. Grizzell	—	1,212	—	27.65	08/10/17	—	—	—	—
Dwight B. Grizzell	—	278	—	27.69	08/13/17	—	—	—	—
Dwight B. Grizzell	—	201	—	27.60	08/14/17	—	—	—	—
Dwight B. Grizzell	—	64	—	27.59	08/15/17	—	—	—	—
Dwight B. Grizzell	—	116	—	27.45	08/16/17	—	—	—	—
Dwight B. Grizzell	—	1,368	—	28.57	08/17/17	—	—	—	—
Dwight B. Grizzell	—	58	—	28.44	08/20/17	—	—	—	—
Dwight B. Grizzell	—	1,087	—	28.32	08/24/17	—	—	—	—
Dwight B. Grizzell	—	2,316	—	27.86	08/28/17	—	—	—	—
Dwight B. Grizzell	—	76	—	27.71	08/29/17	—	—	—	—
Dwight B. Grizzell	—	636	—	27.87	08/31/17	—	—	—	—
Dwight B. Grizzell	—	110	—	27.92	09/04/17	—	—	—	—
Dwight B. Grizzell	—	1,279	—	27.85	09/05/17	—	—	—	—
Dwight B. Grizzell	—	2,387	—	27.85	09/06/17	—	—	—	—
Dwight B. Grizzell	—	6,863	—	27.42	09/07/17	—	—	—	—
Dwight B. Grizzell	—	64	—	27.45	09/10/17	—	—	—	—
Dwight B. Grizzell	—	128	—	26.68	10/23/17	—	—	—	—
Dwight B. Grizzell	—	64	—	25.01	11/21/17	—	—	—	—
Dwight B. Grizzell	—	14	—	24.14	12/03/17	—	—	—	—
Dwight B. Grizzell	—	180	—	22.85	02/20/18	—	—	—	—
Dwight B. Grizzell	—	180	—	21.75	03/04/18	—	—	—	—
Dwight B. Grizzell	—	30	—	20.90	04/08/18	—	—	—	—
Dwight B. Grizzell	—	75	—	20.95	05/01/18	—	—	—	—
Dwight B. Grizzell	—	180	—	20.75	05/02/18	—	—	—	—
Dwight B. Grizzell	—	67	—	20.75	05/02/18	—	—	—	—
Dwight B. Grizzell	—	180	—	21.50	07/10/18	—	—	—	—
Dwight B. Grizzell	—	180	—	19.50	08/08/18	—	—	—	—
Dwight B. Grizzell	—	180	—	20.00	08/22/18	—	—	—	—
Dwight B. Grizzell	—	735	—	16.88	11/04/18	—	—	—	—
Dwight B. Grizzell	—	1,021	—	17.37	11/17/18	—	—	—	—
Dwight B. Grizzell	—	638	—	17.00	12/17/18	—	—	—	—

Employment Contracts, Termination of Employment and Change-in-Control Arrangements
The Company does not currently have an employment agreement with Dwight B. Grizzell. Effective May 15 and May 28, 2009, respectively, the Company and the Bank entered into employment agreements with G. Devon McKinzie and Michael L. Brown, each with a three year term. Under the terms of these agreements, Ms. McKinzie serves as the Bank’s Executive Vice President and Chief Lending Officer and Mr. Brown serves as the Bank’s Executive Vice President and Chief Operating Officer. The President/CEO reviews and adjusts Ms. McKinzie’s and Mr. Brown’s base salary amounts annually. In addition, Ms. McKinzie and Mr. Brown are entitled to participate in any employee benefit plan of the Bank made available to the Bank’s regular full-time employees generally. Upon a change in control of the Bank and upon the executive’s subsequent involuntary termination of employment (other than for cause, death, disability or retirement) or voluntary termination following a change in control following any demotion, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of principal place of employment, the executives will be entitled to receive an amount equal to 2.99 times his or her “base amount” within the meaning of 280G(b)(3) of the Internal Revenue Code of 1986. At December 31, 2010, this lump sum payment would have equaled $448,800 and $448,800 for Ms. McKinzie and Mr. Brown, respectively. Additionally, the executives would be entitled to the continuation of life, medical, dental and disability coverage for three years. A “change in control” is defined in the Employment Agreements to include, among other things, the acquisition by another person, or two or more persons acting as a group, of at least fifteen but less than twenty-five percent of the Company’s Common Stock, and the adoption by the Board of Directors of a resolution declaring that a change in control of the Bank has occurred; a merger or consolidation in which the Company is not the surviving entity; and a change in the composition of a majority of the Board of Directors within a specified period of time.
Pursuant to the employment agreements, in the event the executive is terminated without cause, the executive will be entitled to be paid for the remaining term of the contract. In the event of death of the executive, the executive’s estate would be entitled to compensation due to the executive through the last day of the calendar month in which his or her death occurred. If the executive retires, the executive would be entitled to all benefits under any retirement plan of the Bank and other plans to which the executive is a party. The agreements with the executives further provide that in the event of termination he or she will be prohibited from competing with the Bank for a period of 12 months in any county in which the Bank has a branch or main office or in any county in which the Bank operates its banking business.
Pursuant to the terms of the Company’s Stock Option Plan, unless otherwise provided, all outstanding options will become fully vested and exercisable in the event of a change in control or certain other corporate transactions. A “change in control” is defined in the Stock Option Plan to include, among other things, the acquisition by another person of more than twenty-five percent of the total combined voting power of the Company’s outstanding Common Stock; a change in the composition of a majority of the Board of Directors within a specified period of time; a merger or consolidation in which the Company is not the surviving entity; and certain other transactions. Mr. Grizzell’s stock option agreement contains an anti-dilutive provision under which additional options are granted for the purchase of the number of shares necessary to bring the total number of shares under such option equal to five percent of the total outstanding shares of Common Stock of the Company. This provision expired December 28, 2008.

The Bank has entered into Executive Salary Continuation Agreements with certain of its senior executive officers, including Messrs. Grizzell and Brown and Ms. McKinzie, pursuant to which each such executive officer (or his or her beneficiaries) is entitled to receive cash payments following the executive’s termination of employment with the Bank under certain scenarios. Upon the executive’s retirement date (which is the later of the December 31st nearest the executive’s 65th birthday or his or her voluntary resignation of employment or discharge by the Bank without cause prior to the executive’s 65th birthday), the Bank is required to pay to the executive an amount equal to 60% of the executive’s average highest three years’ base salary during the term of his or her employment with the Bank paid in twelve equal monthly installments for a total of 240 months. If the executive dies prior to the 240th month, the monthly installments will continue to be paid to the executive’s beneficiary for the remainder of the 240-month period. If the executive dies prior to retirement, then his or her beneficiary is entitled to receive the accrued balance of the executive’s account as of his or her death in a lump sum payment. If the executive becomes disabled prior to his or her termination of employment, and his or her employment is terminated as a result of his or her disability, the Bank is required to pay the executive 100% of his or her accrued account balance on the termination date. The payment shall commence either (i) 30 days following the termination date, in which case it shall be made in equal monthly installments until the executive reaches age 65, if the Bank’s long term disability policy does not offset for other employer disability payments; or (ii) if the policy does so offset, 30 days following the first to occur of termination of the long term disability policy or the executive reaching age 65, in which case the payment shall be made in 60 equal monthly installments. If, prior to the executive’s retirement, early or otherwise, the executive is terminated by the Bank without cause, then the Bank is required to pay the executive an amount equal to the executive’s accrued account balance on the date of the termination multiplied by the percentage in which the executive has vested in the benefit. This benefit is payable in a lump sum within 30 days following the executive reaching age 65. If the executive retires from the Bank prior to reaching age 65 but after reaching age 62, he or she is entitled to receive a payment from the Bank equal to the executive’s accrued account balance on the date of his or her early retirement multiplied by the percentage in which the executive has vested in the benefit, payable in 60 equal monthly installments beginning 30 days following the executive’s early retirement. Each of Messrs. Grizzell and Brown and Ms. McKinzie are 100% vested in the benefits payable to the executive under the Executive Salary Continuation Agreements.
If, following a change of control (as defined in the Executive Salary Continuation Agreements), the executive’s employment is terminated, either voluntarily by the executive, or involuntarily, but without cause, by the Bank, then the Bank is required to pay to the executive an amount equal to 60% of the executive’s average highest three years’ base salary during the term of his or her employment with the Bank paid in twelve equal monthly installments for a total of 240 months. If the executive dies prior to the 240th month, the monthly installments will continue to be paid to the executive’s beneficiary for the remainder of the 240-month period.

Director Compensation for Fiscal 2010
Directors are paid $825 for each Company and Bank Board of Directors meeting. The Chairman of the Board receives a fee of $1,750 for each Company and Bank Board of Directors meeting attended. During the first quarter of 2010, fees paid for committee meetings were suspended and the directors did not receive separate compensation for Executive Loan Committee and other Board committee meetings attended through the end of the year. Prior to the suspension, each director received $225 for each Executive Loan Committee meeting attended and $180 for each other Board committee meeting attended. There are no other arrangements pursuant to which any of the directors were compensated during 2010 for any service provided as a director. The Company does not maintain any stock awards, stock option, pension, retirement or deferred compensation plans in which directors may participate. The following table sets forth the compensation of the Company’s directors for services rendered during 2010.

				Non-	Non-
				Equality	Qualified
	Fees			Incentive	Deferred
	earned or	Stock	Option	Plan	Compensation	All Other
	paid in	awards	awards	Compensation	Earnings	Compensation
Name[1]	cash ($)	($)	($)	($)	($)	($)(3)		Total ($)
James Bookstaff (4)	$7,050	—	—	—	—	$254		$7,304
Charlie Johnson	$23,655	—	—	—	—	$280		$23,935
Gary A. Helton	$10,080	—	—	—	—	$73		$10,153
Sam L. Large	$11,205	—	—	—	—	$343		$11,548
Jeffrey J. Monson	$11,025	—	—	—	—	$28,663	(2)	$39,688
Linda N. Ogle	$12,105	—	—	—	—	$192		$12,297
Michael C. Ownby	$10,125	—	—	—	—	$137		$10,262
John M. Parker, Sr.	$12,150	—	—	—	—	$169		$12,319
Ruth A. Reams	$11,700	—	—	—	—	$1,307		$13,007

1.
Dwight B. Grizzell, the Company’s chief executive officer, is not included in this table as he is also a named executive officer of the Company and his compensation for service on the board of directors of the Company is reflected in the Summary Compensation Table above.

2.
All other compensation for Jeffrey J. Monson includes $28,562 for construction site inspections done on behalf of the Bank and $101 related to an increase in the cash surrender value of a split dollar life insurance policy.

3.	For all directors other than Mr. Monson, represents an increase in the cash surrender value of a split dollar life insurance policy.

4.	Mr. Bookstaff resigned from the Company’s and the Bank’s Board of Directors effective September 1, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Outstanding Voting Securities of the Company and Principal Holders Thereof
The Company is authorized to issue up to 10,000,000 shares of Common Stock. At April 5, 2010, the Company had 2,631,611 shares of Common Stock issued and outstanding.
The following table sets forth certain information with respect to the beneficial ownership, as of March 31, 2011, of shares of Common Stock by (a) each of the Company’s directors, (b) the Company’s named executive officers, and (c) all directors and executive officers of the Company as a group, and the percentage of the outstanding shares of Common Stock represented thereby. The Company is not aware of any person who beneficially owns more than five percent of the Company’s outstanding common stock other than James E. Bookstaff. Except as otherwise noted, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned (1)(2)		Common Stock

5% Stockholders:
James E. Bookstaff	151,262		5.75%
3925 Nellie Street Pigeon Forge, TN 37863

Directors:
Dwight B. Grizzell (3)	72,034	(4)	2.71%
Gary A. Helton	94,182	(5)	3.58%
Charlie R. Johnson	44,747	(6)	1.70%
Sam L. Large	66,831	(7)	2.54%
Jeffrey J. Monson	69,620	(8)	2.65%
Linda N. Ogle	90,853	(9)	3.45%
Michael C. Ownby	30,378	(10)	1.15%
John M. Parker, Sr.	108,693	(11)	4.13%
Ruth A. Reams	38,235	(12)	1.45%

Named Executive Officers:
Michael L. Brown	7,352	(13)	0.28%
Grace D. McKinzie	34,171	(14)	1.30%
All Directors and executive officers as a group (11 persons) (15)	657,096		24.74%

(1)
Information relating to beneficial ownership of Common Stock by directors is based upon information furnished by each person using “beneficial ownership” concepts set forth in rules of the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power” which includes the power to vote or direct the voting of each security, or “investment power” which includes the power to dispose of or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial ownership. Accordingly, nominees are named as beneficial owners of shares as to which they may disclaim any beneficial interest. Except as indicated in other notes to this table describing special relationships with other persons and specifying shared voting or investment power, directors possess sole voting and investment power with respect to all shares of Common Stock set forth opposite their names.

(2)
The aggregate number of shares includes shares of Common Stock that the individual has the right to acquire on or before May 30, 2011, (60 days from March 31, 2011), through the exercise of options or warrants. The number of shares underlying options or warrants that may be exercised as of May 30, 2011, is as follows: (i) Mr. Grizzell — 24,355 shares; and (ii) all directors and executive officers as a group (11 persons) — 24,355 shares.

(3)	Mr. Grizzell also serves as the Company’s President and Chief Executive Officer.

(4)	Includes 31,332 shares held jointly with spouse, 380 shares held solely by spouse, 14,488 shares held in Mr. Grizzell’s IRA and 1,479 shares held by children.

(5)	Includes 4,689 shares held in Mr. Helton’s IRA.

(6)	Includes 123 shares held jointly with children, 11,460 shares held by children and 3,188 shares held in Mr. Johnson’s IRA.

(7)	Includes 40,463 shares held jointly with spouse and 26,368 shares held in Mr. Large’s IRA.

(8)
Includes 31,677 shares held by GCS Partnership, of which Mr. Monson holds a partnership interest, 5,788 shares held in Mr. Monson’s IRA, 3,264 shares held in spouse’s IRA account and 915 shares held jointly with spouse.

(9)	Includes 4,272 shares held in Ms. Ogle’s IRA.

(10)	Includes 555 shares held solely by spouse and 8,400 shares held in Mr. Ownby’s IRA.

(11)	Includes 101,806 shares held jointly with spouse and 6,885 shares held jointly with spouse and child.

(12)	Includes 4,410 shares held jointly with spouse, 9,236 shares held in Ms. Reams’ IRA account, 4,974 shares held in spouse’s IRA account and 5,096 shares held with grandchildren.

(13)	Includes 3,238 shares held in Mr. Brown’s IRA, 1,912 shares held in spouse’s IRA, 583 shares held solely by spouse and 252 shares held with children.

(14)	Includes 10,804 shares held in Ms. McKinzie’s IRA and 534 shares held solely by spouse. Includes 20,420 shares pledged as security.

(15)	The address for each of the above-named executive officers and directors is c/o Mountain National Bancshares, Inc., 300 Main Street, Sevierville, TN 37862

Compensation Plan Information
The following table provides certain information about the Company’s equity compensation plan as of December 31, 2010:

Number of
	Number of		securities remaining
	securities to be		available for
	issued upon		future issuance under
	exercise of	Weighted average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	122,133	$21.50	381,264

Equity compensation plans not approved by security holders	—	—	—
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions
Certain of the directors and executive officers of the Company and the Bank, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Bank, in the ordinary course of business during 2010, and such transactions are expected to continue in the future. All loans and lending commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. None of such loans outstanding to directors or officers of the Company, members of their families or companies or firms with which they are associated was non-performing as of December 31, 2010. Total loans outstanding to all directors and executive officers of the Company and the Bank, or affiliates of such persons (including members of the immediate families of such persons or companies in which such persons had a 10% or more beneficial interest), amounted to an aggregate of $13,447,959 at December 31, 2010.
Related party transactions between the Company or the Bank and the directors or executive officers are approved in advance by the Company’s or the Bank’s Board of Directors.
The Board has determined that each of the following directors is an “independent director” within the meaning of Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, LLC:

Gary A. Helton;	Charlie R. Johnson;
Sam L. Large;	Mike Ownby;
Linda N. Ogle;	John M. Parker, Sr.; and
Ruth Reams.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Crowe Horwath LLP (“Crowe Horwath”) served as the Company’s and the Bank’s independent registered public accounting firm for the fiscal year ended December 31, 2010. The Company has been advised that no member of Crowe Horwath or any associates have any financial interest in the Bank.
During the years ended December 31, 2010 and December 31, 2009, the Company incurred the following principal independent registered public accounting firm fees:

	2010	2009
Audit Fees (a)	$223,259	$179,524
Audit-Related Fees (b)	0	15,009
Tax Fees (c)	56,025	33,550
All Other Fees (d)	0	4,643

(a)
Includes fees related to the annual independent audit of the Company’s financial statements and reviews of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements for these years.

(b)
Fees incurred were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported under “Audit Fees” above The Audit Committee has considered whether the provision of these services is compatible with maintaining the independence of Crowe Horwath.

(c)	Fees incurred were for tax preparation and other tax advisory services relating to the Company and its subsidiaries.

(d)
Fees incurred were for products and services other than those described above, primarily database licensing fees. The Audit Committee has considered whether the provision of these services is compatible with maintaining the independence of Crowe Horwath.

The Audit Committee pre-approves in advance the terms of all audit services provided to the Company as well as all permissible audit-related and non-audit services to be provided by the Company’s independent auditors. All services set forth above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved by the Company’s Audit Committee pursuant to SEC Regulation S-X Rule 2.01(c)(7)(i).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are being filed as part of this report on Form 10-K/A:
(b) Exhibits

Exhibit No.	Description of Exhibit

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

10.3
Summary Description of Director and Named Executive Officer Compensation Arrangements (included as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

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

Exhibit No.	Description of Exhibit

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

21	Subsidiaries of the Company (included as Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

Exhibit No.	Description of Exhibit

23	Consent of Independent Registered Public Accounting Firm (included as Exhibit 23 to the Company’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

31.1
Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Company’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

31.2
Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Company’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

31.3	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Company’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

32.2
Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.2 to the Company’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

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
Dwight B. Grizzell
President and Chief Executive Officer Date: April 29, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dwight B. Grizzell Dwight B. Grizzell, President, Chief Executive Officer and Director	Date: April 29, 2011

/s/ Richard A. Hubbs Richard A. Hubbs, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: April 29, 2011

/s/ Gary A. Helton Gary A. Helton, Director	Date: April 29, 2011

/s/ Charlie R. Johnson Charlie R. Johnson, Director	Date: April 29, 2011

/s/ Sam L. Large Sam L. Large, Director	Date: April 29, 2011

/s/ Jeffrey J. Monson Jeffrey J. Monson, Director	Date: April 29, 2011

/s/ Linda N. Ogle Linda N. Ogle, Director	Date: April 29, 2011

/s/ Michael C. Ownby Michael C. Ownby, Director	Date: April 29, 2011

/s/ John M. Parker John M. Parker, Director	Date: April 29, 2011

/s/ Ruth Reams Ruth Reams, Director	Date: April 29, 2011