Form 10-Q
period 2011-03-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2011-05-16
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of May 1, 2011.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Cash and due from banks	$9,645,502	$30,039,647
Federal funds sold	6,249,007	2,536,173

Total cash and cash equivalents	15,894,509	32,575,820

Securities available for sale	89,765,600	86,316,591
Securities held to maturity, fair value $1,350,730 at March 31, 2011 and $1,303,080 at December 31, 2010	1,333,297	1,317,951
Restricted investments, at cost	3,843,150	3,843,150
Loans, net of allowance for loan losses of $10,037,471 at March 31, 2011 and $10,942,414 at December 31, 2010	355,090,981	363,413,050
Investment in partnership	4,306,002	4,303,600
Premises and equipment	32,276,720	32,600,673
Accrued interest receivable	1,661,787	1,495,869
Cash surrender value of company owned life insurance	11,871,917	11,774,605
Other real estate owned	12,936,232	13,140,698
Other assets	4,505,183	6,424,504

Total assets	$533,485,378	$557,206,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$48,492,160	$47,638,792
NOW accounts	54,389,421	57,344,798
Money market accounts	48,809,424	49,701,122
Savings accounts	23,608,702	23,733,795
Time deposits	254,098,323	271,172,901

Total deposits	429,398,030	449,591,408

Securities sold under agreements to repurchase	866,045	432,016
Accrued interest payable	658,391	719,133
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	55,200,000	55,200,000
Other liabilities	1,116,903	2,186,784

Total liabilities	500,642,369	521,532,341

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,255,363	42,229,713
Retained earnings (deficit)	(11,501,513)	(8,122,476)
Accumulated other comprehensive income (loss)	(542,452)	(1,064,678)

Total shareholders’ equity	32,843,009	35,674,170

Total liabilities and shareholders’ equity	$533,485,378	$557,206,511

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2011	2010

INTEREST INCOME
Loans	$4,609,498	$5,148,435
Taxable securities	553,167	768,934
Tax-exempt securities	57,914	102,757
Federal funds sold and deposits in other banks	5,884	10,698

Total interest income	5,226,463	6,030,824

INTEREST EXPENSE
Deposits	1,453,299	2,179,182
Repurchase agreements	2,690	5,919
Federal Reserve and Federal Home Loan Bank advances	554,574	638,156
Subordinated debentures	76,749	80,051

Total interest expense	2,087,312	2,903,308

Net interest income	3,139,151	3,127,516

Provision for loan losses	3,000,000	212,300

Net interest income after provision for loan losses	139,151	2,915,216

NONINTEREST INCOME
Service charges on deposit accounts	378,072	398,212
Other fees and commissions	330,599	326,444
Gain on sale of mortgage loans	22,655	45,713
Investment gains and losses, net	—	953,609

Other real estate gains and losses, net	13,673	59,029
Other noninterest income	141,860	192,459

Total noninterest income	886,859	1,975,466

NONINTEREST EXPENSE
Salaries and employee benefits	1,995,418	2,342,353
Occupancy expenses	454,008	448,700
FDIC assessment expense	351,832	312,312
Other operating expenses	1,504,554	1,479,988

Total noninterest expense	4,305,812	4,583,353

Income (loss) before income tax expense (benefit)	(3,279,802)	307,329

Income tax expense (benefit)	99,235	(21,785)

Net income (loss)	$(3,379,037)	$329,114

EARNINGS (LOSS) PER SHARE
Basic	$(1.28)	$0.13
Diluted	$(1.28)	$0.13
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011 and 2010
(unaudited)

					Accumulated
			Additional	Retained	Other	Total
	Comprehensive	Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Income (Loss)	Stock	Capital	(Deficit)	Income/(Loss)	Equity

BALANCE, January 1, 2010		$2,631,611	$42,125,828	$2,328,702	$283,014	$47,369,155

Share-based compensation			2,110			2,110

Comprehensive income (loss):
Net income	$329,114			329,114		329,114

Other comprehensive income:
Change in unrealized gains (losses) on securities available-for-sale	(273,412)				(273,412)	(273,412)

Total comprehensive income	55,702

BALANCE, March 31, 2010		2,631,611	42,127,938	2,657,816	9,602	47,426,967

BALANCE, January 1, 2011		$2,631,611	$42,229,713	$(8,122,476)	$(1,064,678)	$35,674,170

Share-based compensation			25,650			25,650

Comprehensive income (loss):
Net loss	(3,379,037)			(3,379,037)		(3,379,037)

Other comprehensive income:
Change in unrealized gains (losses) on securities available-for-sale	522,226				522,226	522,226

Total comprehensive loss	$(2,856,811)

BALANCE, March 31, 2011		$2,631,611	$42,255,363	$(11,501,513)	$(542,452)	$32,843,009

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,379,037)	$329,114
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	378,983	406,869
Net realized gains on securities available for sale	—	(942,085)
Net realized gains on securities held to maturity	—	(11,524)
Net amortization on available for sale securities	312,997	184,137
Increase in held to maturity due to accretion	(15,347)	(16,232)
Provision for loan losses	3,000,000	212,300
Net gain on other real estate	(13,673)	(59,029)
Gross mortgage loans originated for sale	(1,516,801)	(4,352,282)
Gross proceeds from sale of mortgage loans	1,602,956	3,527,245
Gain on sale of mortgage loans	(22,655)	(45,713)
Increase in cash surrender value of life insurance	(97,312)	(102,000)
Investment in partnership	(2,402)	(71,650)
Share-based compensation	25,650	2,110
Change in operating assets and liabilities:
Accrued interest receivable	(165,918)	549,473
Accrued interest payable	(60,742)	50,315
Other assets and liabilities	849,441	86,005

Net cash provided by (used in) operating activities	896,140	(252,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	—	80,373,113
Proceeds from maturities, prepayments and calls	7,034,461	29,269,199
Purchases	(10,274,241)	(121,850,168)
Activity in held-to-maturity securities:
Proceeds from sales	—	520,000
Purchases of restricted investments	—	(26,100)
Loan originations and principal collections, net	5,068,569	3,198,491
Purchase of premises and equipment	(55)	(90,611)
Proceeds from sale of other real estate	353,164	851,762

Net cash provided by (used in) investing activities	2,181,898	(7,754,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(20,193,378)	7,022,708
Net decrease in securities sold under agreements to repurchase	434,029	398,924

Net cash (used in) provided by financing activities	(19,759,349)	7,421,632

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,681,311)	(585,629)

CASH AND CASH EQUIVALENTS, beginning of period	32,575,820	14,104,636

CASH AND CASH EQUIVALENTS, end of period	$15,894,509	$13,519,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,148,054	$2,852,993
Income taxes	—	—
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	190,000	760,692
Loans advanced for sales of other real estate	—	109,350
Transfers from held-to-maturity to available-for-sale securities	—	439,097
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
Certain information and note disclosures normally included in the Company’s annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited financial statements in this report. Consequently, the quarterly financial statements should be read in conjunction with the notes included herein and the notes to the audited financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The unaudited quarterly financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for interim periods presented. All such adjustments were of a normal, recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the complete fiscal year.
Reclassifications: Some items in prior year financial statements were reclassified to conform to current presentation.
Note 2. New Accounting Standards
In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance expanded the Company’s disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.
In April, 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a Troubled Debt Restructuring (“TDR”). The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered TDRs. The Company is continuing to evaluate the impact of adoption of this ASU.

Note 3. Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Available-for-sale
U. S. Government securities	$249,967	$22	$—	$249,989
Obligations of states and political subdivisions	5,210,513	38,041	(259,571)	4,988,983
Mortgage-backed securities-residential	84,671,859	287,144	(432,375)	84,526,628

Total available-for-sale securities	$90,132,339	$325,207	$(691,946)	$89,765,600

Held-to-maturity
Obligations of states and political subdivisions	$1,333,297	$17,433	$—	$1,350,730

December 31, 2010
Available-for-sale
U. S. Government securities	$249,879	$—	$(13)	$249,866
Obligations of states and political subdivisions	5,201,492	17,407	(296,786)	4,922,113
Mortgage-backed securities-residential	81,754,184	134,557	(744,129)	81,144,612

Total available-for-sale securities	$87,205,555	$151,964	$(1,040,928)	$86,316,591

Held-to-maturity
Obligations of states and political subdivisions	$1,317,951	$—	$(14,871)	$1,303,080

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$249,967	$249,989
One to five years	267,402	265,050
Five to ten years	1,190,455	1,206,613
Beyond ten years	3,752,656	3,517,320
Mortgage-backed securities-residential	84,671,859	84,526,628

Total	$90,132,339	$89,765,600

Held-to-maturity
Five to ten years	730,360	733,190
Beyond ten years	602,937	617,540

Total	$1,333,297	$1,350,730

The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2011
Available-for-sale
Obligations of states and political subdivisions	$1,735,275	$(72,520)	$1,589,233	$(187,051)	$3,324,508	$(259,571)
Mortgage-backed securities-residential	47,584,756	(432,375)	—	—	47,584,756	(432,375)

Total available-for-sale	$49,320,031	$(504,895)	$1,589,233	$(187,051)	$50,909,264	$(691,946)

December 31, 2010
Available-for-sale
U. S. Government securities	$249,866	$(13)	$—	$—	$249,866	$(13)
Obligations of states and political subdivisions	3,632,820	(112,755)	1,571,970	(198,902)	5,204,790	(311,657)
Mortgage-backed securities-residential	57,369,268	(744,129)	—	—	57,369,268	(744,129)

Total available-for-sale	$61,251,954	$(856,897)	$1,571,970	$(198,902)	$62,823,924	$(1,055,799)

Proceeds from sales of securities were approximately $80 million for the three months ended March 31, 2010. No securities were sold during the first quarter of 2011. Gross gains of $1,012,979 and gross losses of $59,370 were realized on these sales during the first three months of 2010.
During the first quarter of 2010, the Bank sold one security classified as held-to-maturity. The remaining held-to-maturity security in the Bank’s portfolio was reclassified as available for sale. The approximately $1.3 million residual balance in held-to-maturity securities at March 31, 2011 represents securities held in the portfolio of MNB Investments, Inc., a consolidated subsidiary of the Bank. MNB Investments, Inc. does not intend and it is not more likely than not that it would be required to sell these securities prior to maturity.

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
As of March 31, 2011, the Company’s securities portfolio consisted of 83 securities, 41 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and obligations of states and political subdivisions, as discussed below.
Unrealized losses on mortgage-backed securities and obligations of states and political subdivisions have not been recognized into income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.
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

The following is a summary of the basic and diluted earnings (loss) per share calculation for the three months ended March 31, 2011 and 2010:

	Three-Months Ended
	March 31,
	2011	2010
Basic earnings (loss) per share calculation:

Numerator — Net income (loss)	$(3,379,037)	$329,114
Denominator — Average common shares outstanding	2,631,611	2,631,611

Basic net income (loss) per share	$(1.28)	$0.13

Diluted earnings (loss) per share calculation:

Numerator — Net income (loss)	(3,379,037)	329,114
Denominator — Average common shares outstanding	2,631,611	2,631,611
Dilutive shares contingently issuable	—	—

Average dilutive common shares outstanding	2,631,611	2,631,611

Diluted net income (loss) per share	$(1.28)	$0.13
During the three months ended March 31, 2011 and 2010, there were options for the purchase of 122,133 and 125,086 shares, respectively, outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.
Note 5. Loans and Allowance for Loan Losses
At March 31, 2011 and December 31, 2010, the Bank’s loans consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 family	$82,661	$86,403
Residential multifamily	6,106	6,147
Commercial real estate	133,339	133,917
Construction and land development	78,784	83,543
Second mortgages	8,616	8,880
Equity lines of credit	24,808	25,391

	334,314	344,281

Commercial loans	25,911	24,944

Consumer installment loans:
Personal	2,607	2,855
Credit cards	2,296	2,275

	4,903	5,130

Total Loans	365,128	374,355
Less: Allowance for loan losses	(10,037)	(10,942)

Loans, net	$355,091	$363,413

Loans held for sale at March 31, 2011 and December 31, 2010 were $153,000 and $216,500, respectively. These loans are included in residential 1-4 family loans in the table above.
The following table presents the recorded investment in loans and the balance in the allowance for loan losses (“ALLL”) by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010 (in thousands):

	Collectively Evaluated		Individually Evaluated
	for Impairment		for Impairment		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
Loans:
Construction and development	$39,041	$42,026	$39,743	$41,517	$78,784	$83,543
Residential real estate	92,550	97,639	29,641	29,182	122,191	126,821
Commercial real estate	111,552	112,389	21,787	21,529	133,339	133,918
Commercial	25,798	24,831	113	113	25,911	24,944
Consumer/other	2,592	2,839	15	15	2,607	2,854
Credit cards	2,296	2,275	—	—	2,296	2,275

Total ending loan balance	$273,829	$281,999	$91,299	$92,356	$365,128	$374,355

Allowance for loan losses:
Construction and development	$2,228	$1,445	$1,731	$1,647	$3,959	$3,092
Residential real estate	2,784	1,653	1,085	2,444	3,869	4,097
Commercial real estate	1,160	1,444	272	617	1,432	2,061
Commercial	605	395	5	1	610	396
Consumer/other	46	97	—	1	46	98
Credit cards	121	121	—	—	121	121
Unallocated	—	1,077	—	—	—	1,077

Total ending allowance balance	$6,944	$6,232	$3,093	$4,710	$10,037	$10,942

The following table details the changes in the allowance for loan losses from December 31, 2010 to March 31, 2011 by portfolio segment (in thousands):

	For the quarter ended March 31, 2011
	Construction and	Residential	Commercial		Consumer /	Credit
	Development	Real Estate	Real Estate	Commercial	Other	Cards	Unallocated	Total
Beginning balance	$3,092	$4,097	$2,061	$396	$98	$121	$1,077	$10,942
Charged-off loans	(839)	(2,827)	(225)	—	(13)	(56)	—	(3,960)
Recovery of previously charged-off loans	—	1	48	—	5	1		55
Provision for loan losses	1,706	2,598	(452)	214	(44)	55	(1,077)	3,000

Ending balance	$3,959	$3,869	$1,432	$610	$46	$121	$—	$10,037

A summary of transactions in the ALLL for the three months ended March 31, 2010 is as follows (in thousands):

Three Months Ended
March 31, 2010
Balance, beginning of year	$11,353
Loans charged-off	(609)
Recoveries of loans previously charged-off	19
Provision for loan losses	212

Balance, end of year	$10,975

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

The following table presents by class and by risk category, the recorded investment in the Company’s loans as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Not		Special	Substandard	Substandard
	Rated	Pass	Mention	Accruing	Nonaccrual	Doubtful
Construction and development	$—	$43,403	$419	$4,930	$29,081	$951
Commercial real estate — mortgage	—	110,770	3,357	11,868	7,344	—
Commercial and industrial	—	25,279	156	476	—	—
Residential real estate
Residential mortgage	—	62,459	2,879	1,761	15,562	—
Home equity and junior liens	—	30,222	509	1,257	1,436	—
Multi-family	—	4,409	—	1,697	—	—

Total residential real estate	—	97,090	3,388	4,715	16,998	—

Consumer and other	—	2,493	68	38	8	—
Credit cards	2,296	—	—	—	—	—

Total	$2,296	$279,035	$7,388	$22,027	$53,431	$951

	As of December 31, 2010
	Not		Special	Substandard	Substandard
	Rated	Pass	Mention	Accruing	Nonaccrual	Doubtful
Construction and development	$—	$36,086	$284	$19,244	$26,977	$952
Commercial real estate — mortgage	—	99,649	1,044	26,863	6,362	—
Commercial and industrial	—	24,274	207	395	67	—
Residential real estate
Residential mortgage	—	54,332	2,905	11,720	17,446	—
Home equity and junior liens	—	30,841	669	1,561	1,201	—
Multi-family	—	4,454	—	1,692	—	—

Total residential real estate	—	89,627	3,574	14,973	18,647	—

Consumer and other	—	2,755	41	59	—	—
Credit cards	2,275	—	—	—	—	—

Total	$2,275	$252,391	$5,150	$61,534	$52,053	$952

The following table presents the aging of the recorded investment in past due loans, including the payment status of loans on non-accrual which have been incorporated into the table, as of March 31, 2011 and December 31, 2010 by class of loans (in thousands):

	As of March 31, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Construction and development	$5,317	$1,680	$2,073	$9,070	$69,714	$78,784
Commercial real estate — mortgage	1,903	—	1,034	2,937	130,402	133,339
Commercial and industrial	560	—	—	560	25,351	25,911
Residential real estate
Residential mortgage	5,015	1,827	409	7,251	75,410	82,661
Home equity and junior liens	144	175	1,092	1,411	32,013	33,424
Multi-family	—	—	—	—	6,106	6,106

Total residential real estate	5,159	2,002	1,501	8,662	113,529	122,191

Consumer and other	8	—	—	8	2,599	2,607
Credit cards	3	44	—	47	2,249	2,296

Total	$12,950	$3,726	$4,608	$21,284	$343,844	$365,128

	As of December 31, 2010
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Construction and development	$265	$49	$394	$708	$82,835	$83,543
Commercial real estate — mortgage	214	326	2,573	3,113	130,805	133,918
Commercial and industrial	—	—	—	—	24,944	24,944
Residential real estate
Residential mortgage	948	2,580	—	3,528	82,875	86,403
Home equity and junior liens	—	409	62	471	33,800	34,271
Multi-family	—	—	—	—	6,146	6,146

Total residential real estate	948	2,989	62	3,999	122,821	126,820

Consumer and other	14	10	—	24	2,831	2,855
Credit cards	43	1	19	63	2,212	2,275

Total	$1,484	$3,375	$3,048	$7,907	$366,448	$374,355

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

The following table presents the recorded investment in nonperforming loans by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
		Loans Past Due Over
	Nonaccrual	90 Days Still Accruing
Construction and development	$30,032	$110
Commercial real estate — mortgage	7,344	—
Residential real estate
Residential mortgage	15,562	—
Home equity and junior liens	1,436	—

Total residential real estate	16,998	—

Consumer and other	8	—

Total nonperforming loans	$54,382	$110

	As of December 31, 2010
		Loans Past Due Over
	Nonaccrual	90 Days Still Accruing
Construction and development	$27,929	$—
Commercial real estate — mortgage	6,362	413
Commercial and industrial	67	—
Residential real estate
Residential mortgage	17,446	—
Home equity and junior liens	1,201	—

Total residential real estate	18,647	—

Credit cards	—	19

Total nonperforming loans	$53,005	$432

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Construction and development	$16,921	$11,808	$—
Commercial real estate — mortgage	6,374	5,446	—
Residential real estate
Residential mortgage	10,473	7,882	—
Home equity and junior liens	1,705	1,261	—

Total residential real estate	12,178	9,143	—

Total with no related allowance recorded	$35,473	$26,397	$—

With an allowance recorded:
Construction and development	$28,184	$27,936	$1,731
Commercial real estate — mortgage	16,390	16,341	272
Commercial and industrial	113	113	5
Residential real estate
Residential mortgage	17,533	17,485	898
Home equity and junior liens	1,321	1,321	95
Multi-family	1,692	1,692	92

Total residential real estate	20,546	20,498	1,085

Consumer and other	14	14	—

Total with an allowance recorded	$65,247	$64,902	$3,093

Total impaired loans	$100,720	$91,299	$3,093

	As of December 31, 2010
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Construction and development	$18,005	$13,216	$—
Commercial real estate — mortgage	5,559	4,834	—
Residential real estate
Residential mortgage	4,358	4,336	—
Home equity and junior liens	468	468	—

Total residential real estate	4,826	4,804	—

Total with no related allowance recorded	$28,390	$22,854	$—

With an allowance recorded:
Construction and development	$28,505	$28,301	$1,647
Commercial real estate — mortgage	16,743	16,695	617
Commercial and industrial	113	113	1
Residential real estate
Residential mortgage	22,349	22,298	2,335
Home equity and junior liens	388	388	17
Multi-family	1,692	1,692	92

Total residential real estate	24,429	24,378	2,444

Consumer and other	15	15	1

Total with an allowance recorded	$69,805	$69,502	$4,710

Total impaired loans	$98,195	$92,356	$4,710

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2011 (in thousands):

	As of March 31, 2011
	Average Recorded	Interest Income
	Investment	Recognized
With no related allowance recorded:
Construction and development	$12,512	$1
Commercial real estate — mortgage	5,140	—
Residential real estate
Residential mortgage	6,109	4
Home equity and junior liens	865	—

Total residential real estate	6,974	4
Total with no related allowance recorded	$24,626	$5

With an allowance recorded:
Construction and development	$28,119	$106
Commercial real estate — mortgage	16,518	142
Commercial and industrial	113	1
Residential real estate
Residential mortgage	19,892	105
Home equity and junior liens	855	12
Multi-family	1,692	—

Total residential real estate	22,439	117

Consumer and other	15	—

Total with an allowance recorded	$67,204	$366

Total impaired loans	$91,830	$371

For the three months ended March 31, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the three months ended March 31, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.
Troubled Debt Restructurings:
Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of the restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.

The Company had allocated approximately $2,628,000 and $3,700,000 of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2011 and December 31, 2010, respectively. The decrease in specific reserves allocated to TDRs during the first quarter of 2011 of approximately $1,072,000 was primarily attributable to partial chargeoffs of collateral dependent loans that are also TDRs. The Company had approximately $82,222,000 outstanding to customers whose loans were classified as TDRs at March 31, 2011 as compared to approximately $82,443,000 at December 31, 2010. Currently, the Company has committed to lend additional amounts totaling approximately $1,550,000 related to loans classified as TDRs. At March 31, 2011 and December 31, 2010, there were approximately $35,898,000 and $35,752,000, respectively, of accruing restructured loans that remain in a performing status; however, these loans are included in impaired loan totals.
Loans are stated at unpaid principal balances, less the allowance for loan losses. The “recorded investment” in loans presented throughout the Notes to the Consolidated Financial Statements is defined as the outstanding principal balance of loans. Interest income is accrued on the unpaid principal balance.
Note 6. Comprehensive Income (Loss)
Comprehensive income (loss) is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is made up of changes in the unrealized gain (loss) on securities available for sale. Comprehensive income (loss) for the three months ended March 31, 2011 was ($2,856,811) as compared to $55,702 for the three months ended March 31, 2010.
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
Assets and Liabilities Measured on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2011 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$249,989	$249,989
Obligations of states and political subdivisions	4,988,983	4,988,983
Mortgage-backed securities-residential	84,526,628	84,526,628

Total available for sale securities	$89,765,600	$89,765,600

		Fair Value Measurements at
		December 31, 2010 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$249,866	$249,866
Obligations of states and political subdivisions	4,922,113	4,922,113
Mortgage-backed securities-residential	81,144,612	81,144,612

Total available for sale securities	$86,316,591	$86,316,591

For the quarter ended March 31, 2011, there were no transfers between Level 1 and Level 2.

Assets and Liabilities Measured on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		March 31, 2011 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans:
Construction and development	$8,467,964	$8,467,964
Commercial real estate	5,855,123	5,855,123
Residential real estate	4,073,359	4,073,359

Total impaired loans	18,396,446	18,396,446

Other real estate:
Construction and development	2,257,161	2,257,161
Commercial real estate	1,404,833	1,404,833
Residential real estate	7,284,704	7,284,704

Total other real estate	10,946,698	10,946,698
Total Assets Measured at Fair
Value on a Non-Recurring Basis	$29,343,144	$29,343,144

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

At March 31, 2011, impaired loans measured at fair value, which are evaluated for impairment using the fair value of collateral, had a carrying amount of $18,703,642, with a valuation allowance of $307,196 resulting in an additional provision for loan losses of $2,024,413 for the three-month period ended March 31, 2011. At December 31, 2010, impaired loans measured at fair value had a carrying amount of $17,718,189, with a valuation allowance of $1,468,241 resulting in an additional provision for loan losses of $4,514,585 for the year ended December 31, 2010. Impaired loans carried at fair value include loans that have been written down to fair value through the partial charge-off of principal balance. Accordingly, these loans do not have a specific valuation allowance as their balances represent fair value.
The March 31, 2011 carrying amount of ORE includes net valuation adjustments of approximately $33,000 for the three months ended March 31, 2011. The December 31, 2010 carrying amount of ORE includes net valuation adjustments of approximately $1,211,000. Valuation adjustments include both charge offs and holding gains and losses. The fair value of ORE is based upon appraisals performed by qualified, licensed appraisers. Appraisals are obtained at the time of foreclosure and at least annually thereafter or more often if management determines property values have significantly declined.
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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010, not previously presented, are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$15,895	$15,895	$32,576	$32,576
Investment securities held to maturity	1,333	1,351	1,318	1,303
Restricted investments	3,843	N/A	3,843	N/A
Loans, net	355,091	347,116	363,413	358,587
Accrued interest receivable	1,662	1,662	1,496	1,496

Liabilities:
Noninterest-bearing demand deposits	$48,492	$48,492	$47,639	$47,639
NOW accounts	54,389	54,389	57,345	57,345
Savings and money market accounts	72,418	72,418	73,435	73,435
Time deposits	254,098	255,160	271,173	272,304
Subordinated debentures	13,403	7,333	13,403	7,276
Federal funds purchased and securities sold under agreements to repurchase	866	866	432	432
Federal Reserve/Federal Home Loan Bank advances	55,200	60,447	55,200	61,136
Accrued interest payable	658	658	719	719
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. As discussed below, the Bank has agreed to maintain certain of its capital ratios above statutory levels. As of March 31, 2011 and discussed below, the Bank failed to meet all capital adequacy requirements to which it is subject.
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

In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. The OCC imposed this requirement to maintain capital at higher levels than those required by applicable federal regulations because the OCC believed that the Bank’s capital levels were less than satisfactory given the level of credit risk in the Bank, specifically the high level of nonperforming assets and provision for loan losses. As noted below under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding Resources, Capital Adequacy and Liquidity, the Bank had 8.62% of Tier 1 capital to average assets and 12.74% of total capital to risk-weighted assets ratio at March 31, 2011, and was therefore not in compliance with the minimum levels required by the OCC. As a result, the OCC may bring additional enforcement actions, including a consent order, against the Bank.
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
Since the Bank agreed to the capital requirement, certain actions have been taken, and are ongoing, that are designed to improve the Bank’s capital ratios by influencing the underlying metrics. The reduction of total assets of the Bank can have a significant impact on the Tier 1 capital ratio. Since December 31, 2009 the Bank has reduced total assets approximately $107,000,000 from approximately $640,000,000 to approximately $533,000,000 at March 31, 2011. This reduction in assets was accomplished by reducing wholesale funding including brokered deposits and Federal Home Loan Bank advances as well as the reduction of public funds deposits. Additionally, loans outstanding and the bond investment portfolio were reduced subsequent to the capital requirement. Expense reduction measures were put in place during the first and second quarter of 2010 which included a significant reduction of salaries and benefits. In addition, the Company is actively exploring other potential transactions to raise capital at the holding company that could provide additional capital for the Bank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the financial condition and results of operations of the Company and its subsidiaries, including the Bank. This section should be read in conjunction with the financial statements and notes thereto which are contained in Item 1 above and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three months ended March 31, 2011. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three-month period ended March 31, 2011. The Company has also provided some comparisons of the financial data for the three-month period ended March 31, 2011, against the same period in 2010, as well as the Company’s year-end results as of and for the year ended December 31, 2010, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.
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
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and below under Part II, Item 1A. “Risk Factors” and, without limitation:
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

•	the effects of failing to comply with our regulatory commitments;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	results of regulatory examinations;

•	the remediation efforts related to the Company’s material weakness in internal control over financial reporting;

•	the ability to raise additional capital;

•	the prepayment of FDIC insurance premiums and higher FDIC assessment rates;

•	the effects of negative publicity;

•	the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets;

•	the Company’s recording of a further allowance related to its deferred tax asset; and

•	other factors and information described in this report and in any of our other reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
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
Although the Bank has instituted a number of improvements to its practices in an effort to comply with the terms of the formal written agreement, the OCC has informed the Bank that, because the OCC does not believe that the Bank has fully satisfied the requirements of the formal written agreement, it will be requested to replace the formal written agreement with a consent order (the “Consent Order”) containing commitments for further improvements in the Bank’s operations. While the requirements of the Consent Order are not currently known to the Bank, the OCC has informed the Bank’s management that the Consent Order will likely contain provisions similar to those currently contained in the existing minimum capital commitment that the Bank made to the OCC in connection with the Bank’s entering into the formal written agreement, requiring the Bank to achieve and maintain a minimum Tier 1 leverage capital ratio of 9% and a minimum total risk-based capital ratio of 13%. As a result of losses in the year ended December 31, 2010 and continued losses in the three months ended March 31, 2011, the Bank is not currently in compliance with these requirements. As a result of such requirements being included in the Consent Order, the Bank will be deemed not to be “well capitalized” under the applicable federal banking regulations even if the Bank’s actual capital ratios exceed those required to be considered “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvements Act (“FDICIA”) or those that it is required to maintain under the Consent Order. As a result, the Bank will be required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits or pay interest on deposits above certain federally established rates.

Overview
We conduct our operations, which consist primarily of traditional commercial banking operations, through the Bank. Through the Bank we offer a broad range of traditional banking services from our corporate headquarters in Sevierville, Tennessee, our Blount County regional headquarters in Maryville, Tennessee, through eight additional branches in Sevier County, Tennessee, and two additional branches in Blount County, Tennessee. Our banking operations primarily target individuals and small businesses in Sevier and Blount Counties and the surrounding area. The retail nature of the Bank’s commercial banking operations allows for diversification of depositors and borrowers, and we believe that the Bank is not dependent upon a single or a few customers. But, due to the predominance of the tourism industry in Sevier County, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry, including the residential real estate and commercial real estate segments of that industry. The predominance of the tourism industry also makes our business more seasonal in nature, particularly with respect to deposit levels, than may be the case with banks in other market areas. The tourism industry in Sevier County has remained relatively strong during recent years and we anticipate that this trend will continue during the remainder of 2011. Additionally, we have a significant concentration of commercial and residential real estate construction and development loans. Economic downturns relating to sales of these types of properties have adversely affected the Bank’s operations creating risk independent of the tourism industry.
In addition to our twelve existing locations, we own one property in Knox County for use in future branch expansion. This property is not currently under development. Management does not anticipate construction of any additional branches during 2011.
The net loss for the three-month period ended March 31, 2011 as compared to net income for the same period during 2010 was as follows:

	3/31/2011	3/31/2010	$ change	% change
Three months ended
Net Income	(3,379,037)	329,114	(3,708,151)	-1126.71%
The net loss for the first three months of 2011 was primarily attributable to the Company’s provision for loan losses as discussed in more detail below under Provision for Loan Losses. The decrease from net income for the first quarter of 2010 to a net loss for the first quarter of 2011 was also the result of a reduction in net investment gains, included in noninterest income, as discussed in more detail below under Investment Securities. The net loss was positively impacted during the first three months of 2011 by a decrease in noninterest expense that was primarily attributable to the decrease in salary and employee benefit expense. Noninterest expense is discussed in more detail under the heading Noninterest Expense below.
Basic and diluted earnings per share decreased from basic and diluted earnings per share of $0.13 and $0.13, respectively, in the first three months of 2010 to basic and diluted loss per share of ($1.28) and ($1.28), respectively, in the first three months of 2011. The change in net loss per share for the three months ended March 31, 2011, as compared to net earnings per share for the same period in 2010, was due primarily to the change from net income in the first quarter of 2010 to a net loss in the first quarter of 2011.

The change in total assets, total liabilities and shareholders’ equity for the three months ended March 31, 2011, was as follows:

	3/31/11	12/31/10	$ change	% change
Total Assets	$533,485,378	$557,206,511	$(23,721,133)	-4.26%
Total Liabilities	500,642,369	521,532,341	(20,889,972)	-4.01%
Shareholders’ Equity	32,843,009	35,674,170	(2,831,161)	-7.94%
The net decrease in total liabilities was primarily attributable to a decrease in time deposits of approximately $17 million and a decrease in NOW accounts of approximately $3 million, as discussed in more detail below under Deposits. The net decrease in total assets was primarily the result of a decrease in cash and cash equivalents of approximately $17 million and a decrease in net loans of approximately $8 million, as discussed in more detail below under Loans.
The decrease in shareholders’ equity was primarily attributable to the net loss for the three months ended March 31, 2011. The decrease in shareholders’ equity was partially offset by a decrease in accumulated other comprehensive loss which represents the net unrealized gains (losses) on securities available-for-sale.
Balance Sheet Analysis
The following table presents an overview of selected period-end balances at March 31, 2011 and December 31, 2010, as well as the dollar and percentage change for each:

	3/31/11	12/31/10	$ change	% change
Cash and equivalents	$15,894,509	$32,575,820	$(16,681,311)	-51.21%
Loans	365,128,452	374,355,464	(9,227,012)	-2.46%
Allowance for loan losses	10,037,471	10,942,414	(904,943)	-8.27%
Investment securities	91,098,897	87,634,542	3,464,355	3.95%
Premises and equipment	32,276,720	32,600,673	(323,953)	-0.99%
Other real estate owned	12,936,232	13,140,698	(204,466)	-1.56%

Noninterest-bearing deposits	48,492,160	47,638,792	853,368	1.79%
Interest-bearing deposits	380,905,870	401,952,616	(21,046,746)	-5.24%

Total deposits	429,398,030	449,591,408	(20,193,378)	-4.49%

Federal Reserve/Federal Home Loan Bank advances	$55,200,000	$55,200,000	$—	0.00%
Loans
At March 31, 2011, loans comprised 76.3% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to the decrease in construction and land development loans and 1-4 family residential loans, which was primarily the result of the general pay down of loan balances pursuant to management’s strategy to reduce loans during this period of economic stress. Additionally, net charge-offs of approximately $3.9 million were recorded during the first three months of 2011 as discussed in more detail under Provision for Loan Losses. Total earning assets, as a percentage of total assets, were 89.7% at March 31, 2011, compared to 86.8% at December 31, 2010, and 87.7% at March 31, 2010. Total earning assets relative to total assets increased for the three-month period ended March 31, 2011 due to the increase in federal funds sold and investment securities and the decrease in total assets. The percentage increased when compared to March 31, 2010 due to the increase in federal funds sold and the decrease in total assets. The average yield on loans, including loan fees, during the first three months of 2011 was 5.03% compared to 5.13% for the first three months of 2010. The decrease in the average yield on loans was the result of several factors including the increase in TDRs involving interest rate concessions and the increase in average non-accrual loans.

The decrease in the Bank’s ORE balance during the three month period ended March 31, 2011 was the net result of the foreclosure of additional properties offset by the sale of certain properties previously held as ORE. One property, an operating nightly condo rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $4,585,000, or 35%, of the ORE balance at March 31, 2011 (included in multifamily residential properties in the table below). The condos are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.
The following table presents the Company’s total ORE balance by property type:

	March 31, 2011	December 31, 2010
	(in thousands)
Construction, land development and other land	$2,623	$2,595
1-4 family residential properties	3,621	3,799
Multifamily residential properties	4,585	4,640
Nonfarm nonresidential properties	2,107	2,107

Total	$12,936	$13,141

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
Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the level of risk in the loan portfolio. During their routine examinations of banks, regulatory agencies may advise a bank to make additional provisions to its allowance for loan losses, which would negatively impact a bank’s results of operations, when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the bank’s management. During the regular safety and soundness examination conducted by the Bank’s regulatory agency during the first quarter of 2011, significant changes were incurred due to required provisions to the allowance based on loans determined to be collateral dependent by the OCC. These changes have been recognized and incorporated into the results of operations as of both December 31, 2010 and March 31, 2011.
Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry and loans to subdividers and developers of land. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At March 31, 2011, approximately $171 million in loans, or 47% of total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve as compared to approximately $192 million in loans, or 51% of total loans, at December 31, 2010. The most significant decreases in this category were loans to overnight rentals by agency and loans to subdividers and developers which decreased approximately $14 million and $5 million, respectively.

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
Individually impaired loans are loans that the Bank does not expect to collect all amounts due according to the contractual terms of the loan agreement and include any loans that meet the definition of a TDR, as discussed in more detail below. In some cases, collection of amounts due becomes dependent on liquidating the collateral securing the impaired loan. Collateral dependent loans do not necessarily result in the loss of principal or interest amounts due; rather the cash flow is disrupted until the underlying collateral can be liquidated. As a result, the Bank’s impaired loans may exceed nonaccrual loans which are placed on nonaccrual status when questions arise about the future collectability of interest due on these loans. The status of impaired loans is subject to change based on the borrower’s financial position.
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
The following table presents impaired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)
Construction, land development and other land loans	$39,743	10.88%	$41,517	11.09%
Commercial real estate	21,787	5.97%	21,529	5.75%
Consumer real estate	29,641	8.12%	29,182	7.80%
Other loans	128	0.04%	128	0.03%

Total	$91,299	25.00%	$92,356	24.67%

The slight decrease in impaired loans from December 31, 2010 to March 31, 2011 was primarily the result of the partial charge-off of collateral dependent loans during the first quarter of 2011. Otherwise, the sustained, high level of impaired loans continues to relate to the weak residential and commercial real estate market in the Bank’s market areas. Within this segment of the portfolio, the Bank has traditionally made loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current real estate recession due to a combination of declining demand for residential real estate, excessive volume of properties available and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to be at historically low levels. An extended recessionary period in real estate will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.
Forty-two impaired loans with a total balance of approximately $24,974,000 were considered to be collateral dependent at March 31, 2011, and of this amount approximately $19,873,000 are troubled debt restructurings discussed in more detail below. Collateral dependent loans are recorded at the lower of cost or the appraised value net of estimated selling costs. Repayment of these loans is anticipated to be from the sale or liquidation of the collateral securing the loans. Management obtains independent appraisals of the collateral securing collateral dependent loans at least annually from independent licensed real estate appraisers and the carrying amount of the loans that exceed the appraised value net of estimated selling costs is taken as a charge against the allowance for loan losses and may result in additional charges to the provision expense. All loans considered collateral dependent are nonaccrual loans and included in the nonperforming loan balances. Management has recorded partial charge offs on these collateral dependent loans totaling approximately $9,047,000 as of March 31, 2011.
Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses, if any, that we might incur. All restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2011 and December 31, 2010, there were $35.9 million and $36.0 million, respectively, of accruing restructured loans that remain in a performing status.
TDRs are restructured loans due to a borrower experiencing financial difficulty and the Bank granting concessions it would not normally otherwise grant. These concessions generally include a reduced interest rate for a limited period of time to allow the borrower to improve their economic position, especially during this period of economic downturn. Management has made an attempt to identify all loans where, by granting certain concessions, borrowers have additional time to recover from the economic downturn, and in certain instances, have been able to significantly reduce or repay their loans. During 2011, Management intends to identify problem loans that have not improved sufficiently to warrant further concessions and take appropriate actions to liquidate these loans.
TDRs at March 31, 2011 totaled approximately $82,222,000 which is 90.1% of total impaired loans. The TDRs related primarily to construction and development loans totaling approximately $37,084,000, or 40.6% of impaired loans, 1-4 family residential loans totaling approximately $24,789,000, or 27.2% of impaired loans and commercial real estate loans totaling approximately $20,222,000, or 22.1% of impaired loans. The Bank’s TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years.

The Bank’s allowance for loan losses as a percentage of total loans at March 31, 2011 and December 31, 2010 was as follows:

	Allowance for	Total	% of total
	loan losses	loans	loans
	($ in thousands)
As of:
March 31, 2011	$10,037	$365,128	2.75%
December 31, 2010	10,942	374,355	2.92%
Our allowance for loan losses decreased approximately $905,000 during the first quarter of 2011 since provision for loan losses was exceeded by net chargeoffs. The allowance for loan losses as a percentage of total loans and non-accrual loans at March 31, 2011 was 2.75% and 18.46%, respectively, compared to 2.92% and 20.64%, respectively, at December 31, 2010. The allowance for loan losses attributable to loans collectively evaluated for impairment, also identified as the general component and described in more detail in the following paragraph, increased 33 basis points during the first quarter of 2011 from 2.21% at December 31, 2010, to 2.54% at March 31, 2011. Management continues to evaluate and adjust our allowance for loan losses, and presently believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. Management believes the loans, including those loans that were delinquent at March 31, 2011, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances, declines in real estate values or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.
Within the allowance, there are specific and general loss components as disclosed in more detail under Note 5. Loans and Allowance for Loan Losses. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-classified and classified non-impaired loans and is based on a three-year historical average loss experience adjusted for current factors. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

Past Due Loans
The following table presents the Bank’s delinquent and nonaccrual loans for the periods indicated:

	Past due 30 to		Past due 90 days
	89 days and still	% of total	or more and	% of total		% of total
	accruing	loans	still accruing	loans	Nonaccrual	loans
	($ in thousands)
As of March 31, 2011
Construction, land development and other land loans	$2,592	0.71%	$110	0.03%	$30,032	8.23%
Commercial real estate	—	0.00%	—	0.00%	7,344	2.01%
Consumer real estate	2,098	0.57%	—	0.00%	16,998	4.66%
Commercial loans	560	0.15%	—	0.00%	—	0.00%
Consumer loans	56	0.02%	—	0.00%	8	0.00%

Total	$5,306	1.45%	$110	0.03%	$54,382	14.89%

As of December 31, 2010
Construction, land development and other land loans	$265	0.07%	$—	0.00%	$27,929	7.46%
Commercial real estate	541	0.14%	413	0.11%	6,362	1.70%
Consumer real estate	1,130	0.30%	—	0.00%	18,647	4.98%
Commercial loans	—	0.00%	—	0.00%	67	0.02%
Consumer loans	68	0.02%	19	0.01%	—	0.00%

Total	$2,004	0.54%	$432	0.12%	$53,005	14.16%

Delinquent and nonaccrual loans at both March 31, 2011 and December 31, 2010 consisted primarily of construction and land development loans and commercial and consumer real estate loans. The majority of the increase in loans delinquent 30 to 89 days, which was largely isolated to construction and land development and consumer real estate loans, was attributable to one relationship in each category, approximately $2.4 million and $1.5 million, respectively, rather than a further deterioration of the portfolio generally. The increase in nonaccrual loans was the result of continued stress in the local real estate market as discussed in more detail below. Certain nonaccrual loans are carried on a cash basis nonaccrual status until an acceptable payment history can be established to support placing the loan back on accrual. During this time, the loans continue to be reported as non-performing assets while payments are being collected.
Notwithstanding the general favorable trends in tourism in Sevier County, residential and commercial real estate sales continued to be weak during first three month of 2011, following the same pattern that began during the second half of 2008 and continued throughout 2010. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2009 and 2010 have had an adverse impact on overall real estate values. These trends have had the greatest effect on the construction and development and commercial real estate portfolios resulting in the significant increase in nonaccrual loans beginning in 2009 and continuing through the first quarter of 2011. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations.

Investment Securities
Our investment portfolio consists of U.S. Treasury securities, securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.1% of total assets at quarter-end, down from 15.7% at December 31, 2010, reflecting an increase in investment securities and a decrease in total assets during the first three months of 2011. The approximately $3 million increase in investment securities during the three months ended March 31, 2011 was primarily attributable to increased pledging requirements related to municipal deposits. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. In addition to securing public deposits, we also use our investment securities portfolio to meet pledging requirements for borrowings. The average yield on our investment securities portfolio during the first three months of 2011 was 2.67% versus 2.32% for the first three months of 2010. Net unrealized losses on securities available for sale, included in accumulated other comprehensive income (loss), decreased by approximately $522,000, net of income taxes, during the first three months of 2011 from approximately $1,064,000 at December 31, 2010, to approximately $542,000 at March 31, 2011.
Deposits
The table below sets forth the total balances of deposits by type as of March 31, 2011 and December 31, 2010, and the dollar and percentage change in balances over the intervening period:

	March 31,	December 31,	$	%
	2011	2010	change	change
	(in thousands)

Non-interest bearing accounts	$48,492	$47,638	$854	1.79%

NOW accounts	54,389	57,345	(2,956)	-5.15%

Money market accounts	48,809	49,701	(892)	-1.79%

Savings accounts	23,609	23,734	(125)	-0.53%

Certificates of deposit	213,289	222,550	(9,261)	-4.16%

Brokered deposits	19,947	27,019	(7,072)	-26.17%

Individual retirement accounts	20,863	21,604	(741)	-3.43%

TOTAL DEPOSITS	$429,398	$449,591	$(20,193)	-4.49%
The balance in NOW accounts primarily consists of public funds deposits that are generally obtained through a bidding process under varying terms.
The decrease in certificates of deposit was the result of seasonal reductions. At March 31, 2011, brokered deposits represented approximately 4.6% of total deposits and management intends to seek to further reduce the level of brokered deposits approximately $3 million during the remainder of 2011 based on scheduled maturities. Because we anticipate that the Consent Order will establish specific capital amounts to be maintained by the Bank, the Bank may not be considered better than “adequately capitalized” for capital adequacy purposes, even if the Bank exceeds the levels of capital set forth in the Consent Order. As an adequately capitalized institution, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of March 31, 2011, brokered deposits maturing in the next 24 months totaled approximately $16.7 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities.
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

The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the three-month period ended March 31, 2011 was 1.52%, down from 1.82% for the same period a year ago primarily reflecting the continued downward repricing of the Bank’s time deposits as they mature and are renewed at current market rates. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of the ongoing low interest rate environment.
Funding Resources, Capital Adequacy and Liquidity
Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured and unsecured Federal Funds lines of credit at several correspondent banks. Available lines totaled $33 million with $10 million secured and accessible as of March 31, 2011, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB as well as a line of credit from the Federal Reserve Discount Window that totaled approximately $13 million at March 31, 2011, none of which was borrowed as of that date. The borrowing capacity can be increased based on the amount of collateral pledged.
Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. As discussed below, the Bank has agreed to maintain certain of its capital ratios above statutory levels and expects that the Consent Order will contain a provision requiring the Bank to maintain a minimum Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 13%.
Following passage of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), bank holding companies like the Company must be subject to capital requirements that are at least as severe as those imposed on banks under current federal regulations. Trust preferred and cumulative preferred securities will no longer be deemed Tier 1 capital for bank holding companies with over $10 billion in total assets at December 31, 2009 following passage of the Reform Act, but trust preferred securities issued by bank holding companies with under $10 billion in total assets at December 31, 2009 will be grandfathered in and continue to count as Tier 1 capital. Accordingly, the Company’s trust preferred securities will continue to count as Tier 1 capital.

The table below sets forth the Company’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2011	2010
Tier 1 Risk-Based Capital	11.02%	11.87%
Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	12.75%	13.27%
Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	8.28%	8.34%
Regulatory Minimum	4.00%	4.00%
The table below sets forth the Bank’s capital ratios as of the periods indicated.

	March 31,	December 31,
	2011	2010
Tier 1 Risk-Based Capital	11.47%	11.97%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	12.74%	13.23%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%
Level required by OCC (see below)	13.00%	13.00%

Tier 1 Leverage	8.62%	8.41%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Level required by OCC (see below)	9.00%	9.00%
In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As noted above, the Bank had 8.62% of Tier 1 capital to average assets and 12.74% of total capital to risk-weighted assets at March 31, 2011 and thus was not in compliance with such requirements. The Bank’s Tier 1 capital at March 31, 2011 was approximately $2,052,000 below the amount needed to meet the agreed-upon Tier 1 capital to average assets ratio of 9%. The Bank’s total risk-based capital at March 31, 2011 was approximately $1,050,000 below the amount needed to meet the agreed-upon total capital to risk-weighted assets ratio of 13%. As a result of its non-compliance with these requirements, the OCC may bring further enforcement actions, including a consent order, against the Bank. Management’s strategy to reduce total assets described above in Note 8. Regulatory Matters positively affected the Company’s and the Bank’s Tier 1 capital to average assets ratio during the first quarter of 2011 and should continue to positively impact the ratio during the remainder of the year. However, as noted above, these measures were not significant enough for the Bank to maintain its Tier 1 capital to average assets and total capital to risk-weighted assets ratios above the levels agreed upon with the OCC. The Company is actively exploring other potential transactions to raise capital at the holding company that could provide additional capital for the Bank.

As described above, the Company anticipates that the Bank will be requested to replace the formal written agreement that the Bank is currently subject to with the Consent Order containing, among other provisions, capital maintenance ratio requirements similar to those currently contained in the informal commitment described in the immediately preceding paragraph requiring the Bank to achieve and maintain a minimum Tier 1 to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. Once the Consent Order is effective, the Bank will be deemed to be “adequately capitalized” even if the Bank’s capital ratios exceed those minimum amounts necessary to be considered “well capitalized” under federal banking regulations as well as the minimum ratios set forth in the Consent Order.
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
On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. Management cannot currently project the length of time it will be necessary to extend the deferral of these payments and therefore anticipates deferring payment indefinitely. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. At March 31, 2011, total interest accrued for these deferred payments was approximately $170,000.
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
Following is a summary of the commitments outstanding at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)

Commitments to extend credit	$35,847	$41,155
Standby letters of credit	4,271	5,288

TOTALS	$40,118	$46,443
Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Reflecting current economic conditions in our market, commitments to fund commercial real estate, construction, and land development loans decreased by approximately $2,424,000 to approximately $5,280,000 at March 31, 2011, compared to commitments of approximately $7,704,000 at December 31, 2010.

Income Statement Analysis
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2011 and 2010 (dollars in thousands):
Net Interest Income Analysis
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Loans	$371,429	$406,902	$4,609	$5,148	5.03%	5.13%
Investment Securities:
Available for sale	87,509	147,227	548	808	2.54%	2.23%
Held to maturity	1,323	1,571	15	16	4.60%	4.13%
Equity securities	3,843	3,818	48	48	5.07%	5.10%

Total securities	92,675	152,616	611	872	2.67%	2.32%
Federal funds sold and other	7,209	23,265	6	11	0.34%	0.19%

Total interest-earning assets	471,313	582,783	5,226	6,031	4.50%	4.20%
Nonearning assets	66,596	72,878

Total Assets	$537,909	$655,661

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	105,513	155,728	262	446	1.01%	1.16%
Savings deposits	23,154	22,001	42	73	0.74%	1.35%
Time deposits	258,007	308,452	1,149	1,660	1.81%	2.18%

Total interest bearing deposits	386,674	486,181	1,453	2,179	1.52%	1.82%
Securities sold under agreements to repurchase	622	1,570	3	6	1.96%	1.55%
Federal Home Loan Bank advances and other borrowings	55,200	62,900	554	638	4.07%	4.11%
Subordinated debt	13,403	13,403	77	80	2.33%	2.42%

Total interest-bearing liabilities	455,899	564,054	2,087	2,903	1.86%	2.09%
Noninterest-bearing deposits	44,700	42,454	—	—

Total deposits and interest-bearings liabilities	500,599	606,508	2,087	2,903	1.69%	1.94%

Other liabilities	2,416	1,651
Shareholders’ equity	34,894	47,502

	$537,909	$655,661

Net interest income			$3,139	$3,128

Net interest spread (1)					2.64%	2.11%
Net interest margin (2)					2.70%	2.18%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2011 Compared to 2010
	Increase (decrease)
	due to change in
	Rate	Volume	Total
	(dollars in thousands)
Three months ended March 31, 2011 and 2010
Income from interest-earning assets:
Interest and fees on loans	$(92)	$(447)	$(539)
Interest on securities	80	(341)	(261)
Interest on Federal funds sold and other	3	(8)	(5)

Total interest income	(9)	(796)	(805)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(72)	(143)	(215)
Interest on time deposits	(237)	(274)	(511)
Interest on other borrowings	(10)	(80)	(90)

Total interest expense	(319)	(497)	(816)

Net interest income	$310	$(299)	$11

The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Three months ended
	3/31/11	3/31/10	$ change	% change
Interest income:
Loans	$4,609	$5,148	(539)	-10.47%
Securities	611	872	(261)	-29.93%
Fed funds sold/other	6	11	(5)	-45.45%

Total Interest income	5,226	6,031	(805)	-13.35%
Interest Expense:
Deposits	1,453	2,179	(726)	-33.32%
Other borrowed funds	634	724	(90)	-12.43%

Total interest expense	2,087	2,903	(816)	-28.11%

Net interest income	3,139	3,128	11	0.35%
Provision for loan losses	3,000	212	2,788	1315.09%

Net interest income after provision for loan losses	139	2,916	(2,777)	-95.23%
Noninterest income	887	1,975	(1,088)	-55.09%
Noninterest expense	4,306	4,584	(278)	-6.06%

Net income (loss) before income tax benefit	(3,280)	307	(3,587)	-1168.40%
Income tax benefit	99	(22)	121	550.00%

Net income (loss)	$(3,379)	$329	$(3,708)	-1127.05%

Net Interest Income and Net Interest Margin
Interest Income
The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily the result of a decrease in the volume of average loans as well as a decrease in the average rate earned on loans. Average loans outstanding decreased approximately $35,473,000, or 8.7%, from March 31, 2010 to March 31, 2011. The decrease in the average yield on loans was the result of several factors including the increase in TDRs involving interest rate concessions and the increase in average non-accrual loans. Interest income on securities decreased during the three-month period ended March 31, 2011 as compared to the same period in 2010 due to the approximately $59,941,000, or 39.3%, decrease in the volume of average securities from March 31, 2010 to March 31, 2011. Partially offsetting the reduction in volume, the yield earned on securities increased 35 basis points during the first quarter of 2011 as compared to the same period in 2010 reflecting a redistribution of the portfolio from lower to higher yielding investments at March 31, 2011 when compared to March 31, 2010. Additionally, interest income on federal funds sold/other decreased due to a decrease in the average balance outstanding.

Interest Expense
The decrease in interest expense for the three months ended March 31, 2011 as compared to the same period in 2010 was attributable to the reduction in both the volume and the average cost of the Bank’s interest-bearing liabilities, predominantly the volume and cost of time and interest bearing demand deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, decreased approximately $99,507,000, or 20.5%, for the first three months of 2011 compared to the first three months of 2010. Additionally, the average rate paid on total interest bearing deposits decreased 30 basis points between the two periods contributing to the net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the three-month period ended March 31, 2011 compared to the same period in 2010 due to a decrease in the average borrowed funds balance of approximately $7,700,000, or 12.2%, during the periods compared. The average rate paid on these liabilities decreased 4 basis points, contributing to the reduction in interest expense. The average balance of subordinated debentures did not change from March 31, 2010 to March 31, 2011. Therefore, the 9 basis point decrease in the rate paid on this debt for the three-month period ended March 31, 2011 compared to the same period in 2010 resulted in an overall decrease in the related interest expense.
Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first three months of 2011 compared to the first three months of 2010. The largest factor contributing to the overall reduction in expense was a reduction in the average balance of time deposits from the first quarter of 2010 to the first quarter of 2011 of approximately $50,445,000, or 16.4%, followed by a reduction in the average rate paid on these time deposits of 37 basis points between the periods compared. Additionally, the average balance of interest bearing demand deposits decreased approximately $50,215,000, or 32.3%, during the first three months of 2011 when compared to the first three months of 2010, primarily due to a decrease in average public funds deposits resulting from Management’s 2009 strategic initiative that involved not bidding to retain the deposits of certain municipal entities. The rate paid on these deposits decreased 15 basis points during the same time period.
Net Interest Income
The increase in net interest income before the provision for loan losses for the three-month period ended March 31, 2011 when compared to the same period in 2010 was primarily the result of the decrease in interest expense on deposits and FHLB advances. Decreases in interest income, mostly related to loans and investment securities, largely offset the decreased interest expenses. Net interest income for the two periods was also influenced by decreases in the volume of interest-earning assets and interest-bearing liabilities as well as decreases in rates earned and paid on these interest-sensitive balances.
Net Interest Margin
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, increased 52 basis points for the first three months of 2011 compared to the same period in 2010. The increase in our net interest margin reflects an increase in the average spread during the first three months of 2011 between the rates we earned on our interest-earning assets, which had an increase in overall yield of 30 basis points to 4.50% at March 31, 2011, as compared to 4.20% at March 31, 2010, and the rates we paid on interest-bearing liabilities, which had a decrease of 23 basis points in the overall rate to 1.86% at March 31, 2011, versus 2.09% at March 31, 2010. Our net interest margin continues to be negatively impacted by the high level of nonaccrual loans as well as TDRs involving interest rate concessions. For the three-month period ended March 31, 2011, when compared to the same period in 2010, average nonaccrual loans increased approximately $2,469,000, or 4.8%, from approximately $51,609,000 at March 31, 2010 to $54,078,000 at March 31, 2011. The average balance of TDRs, certain of which involve interest rate concessions that cause the effective interest rate to be below the current market rate for similar debt, increased approximately $40,074,000, or 95.6%, from the first three months of 2010 to the first three months of 2011. Additionally, the net interest margin was positively affected by an increase in the average balance of noninterest-bearing deposits of approximately $2,246,000, or 5.29%, from the first quarter of 2010 to the first quarter of 2011. The effects of these changes will continue as long as and to the extent that the average balances of nonaccrual loans, TDRs and noninterest-bearing deposits remains elevated.

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
As mentioned above in the section titled Allowance for Loan Losses, management determines the necessary amount, if any, to increase the allowance account through the provision for loan losses. Although total loans decreased approximately $9 million during the first three months of 2011, the continuing increased level of provision for loan loss expense during the first quarter of 2011 was due to increased charge-offs and delinquencies, related primarily to deterioration in the real estate segment of the Company’s loan portfolio, particularly construction and land development, as well as increased probable losses as the result of the slowdown in economic conditions. Continuing reductions in property values and the reduced volume of sales of developed and undeveloped land has led to an increase of impaired loans determined to be collateral dependent. As the collateral value for these land loans has declined significantly during 2010 and into 2011, related charge-offs and provision expense have been incurred. Management has continued its ongoing review of the loan portfolio with particular emphasis on construction and land development loans and while we believe we have identified and adequately provided for losses present in the loan portfolio, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to the loan portfolio, such as conditions in the local and national economy and the local real estate market, could have an added adverse impact and require additional provision expense and higher allowance levels.

The following table summarizes our loan loss experience and provision for loan losses for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Charge-offs:
Construction and land development	$839	$290
Equity Lines of Credit	9	54
Residential 1-4 family	2,789	113
Second mortgages	26	—
Residential multifamily	2	—
Commercial real estate	225	48
Consumer loans	70	104
Recoveries:
Equity Lines of Credit	(1)	(1)
Commercial real estate	(48)	—
Consumer loans	(6)	(18)

Net charge-offs	3,905	590

Average balance of loans outstanding	371,429	406,902
Annualized net charge-offs as % of average loans	4.26%	0.59%
Provision for loan losses	3,000	212
As noted in the table above, the majority of net charge-offs during the first quarter of 2011 were related to residential 1-4 family real estate loans followed by construction and land development loans. Six relationships involving charge-offs of approximately $3.4 million represent 87.5% of net charge-offs during the first quarter of 2011. Of this total, approximately $2.5 million, $741,000 and $189,000 were related to the residential 1-4 family, construction and land development and commercial real estate categories, respectively.
Non-Interest Income
Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The decrease in non-interest income for the three months ended March 31, 2011, was primarily attributable to the decrease in gain on investment securities. The gains recognized during the first quarter of 2010 were related to management’s strategy to manage liquidity and pledging requirements discussed in more detail above under Investment Securities. The decrease in non-interest income was also affected by a reduction in net ORE gains as well as a decrease in other noninterest income which was largely the result of a decrease in income generated by the Bank’s investment in Appalachian Fund for Growth II, LLC. Additionally, there was a decrease in gain on sale of mortgage loans and deposit service charges during the first three months of 2011, primarily non-sufficient fee income from overdrafts of demand deposit accounts.

The following table presents the main components that make up the changes in non-interest income:

	Three months ended
	3/31/11	3/31/10	$ change	% change
	(dollars in thousands)
Investment gains and losses, net	$—	$954	(954)	-100.00%
Other noninterest income	142	192	(50)	-26.04%
Net gain (loss) on other real estate	14	59	(45)	-76.27%
Gain on sale of mortgage loans	23	45	(22)	-48.89%
Service charges on deposit accounts	378	398	(20)	-5.03%
Other fees and commissions	331	326	5	1.53%
Non-Interest Expense
The Company’s net loss during the three months ended March 31, 2011, as compared to the same period in 2010, was positively impacted by the decrease in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The decrease in non-interest expense from the first quarter 2010 to the first quarter of 2011 relates primarily to a decrease in salary and employee benefit expenses which is the result of several cost cutting measures implemented during the first quarter of 2010 including staff reductions as well as reductions in remaining employees’ salaries, health insurance costs, 401(k) match expenses and fees paid to members of the board of directors, among other things. The decrease in non-interest expense was also attributable to a decrease in ORE expense related to maintenance and upkeep of our foreclosed properties. The decrease in non-interest expense was negatively impacted during the three months ended March 31, 2011 by an increase in FDIC assessment expense as well as increases in other general areas, primarily professional fees and credit/debit card related expenses.
The following table presents the main components that make up the changes in non-interest expense:

	Three months ended
	3/31/11	3/31/10	$ change	% change
	(dollars in thousands)
Salaries and employee benefits	$1,995	$2,342	(347)	-14.82%
Other real estate expense	153	206	(53)	-25.73%
FDIC assessment expense	352	312	40	12.82%
Occupancy expenses	454	449	5	1.11%

Income Taxes
The Company’s income tax expense (benefit) for the three months ended March 31, 2011 and 2010 is presented in the following table:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Three months ended
	3/31/11	3/31/10
Provision expense (benefit)	99	(22)
Pre-tax income (loss)	(3,280)	307
Effective tax rate	-3.02%	-7.17%
During the first quarter of 2011, the Bank’s effective income tax expense rate was primarily the result of increasing the deferred tax asset valuation allowance. Recording a valuation allowance requires recognition of tax expense which, when applied to a pretax loss, causes a negative effective tax rate. Additionally, tax exempt income has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. During the first quarter of 2010, the Bank’s tax exempt income was enough to offset its taxable income resulting in a net tax benefit during the period and a negative effective tax rate. Tax exempt income effectively reduces the statutory tax rate and, as was the case during the first quarter of 2010, can potentially reduce the rate below zero.
For each period presented above, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also continues to improve our effective tax rate. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that is expected to generate a federal tax credit in the amount of approximately $200,000 during 2011. The program is also expected to generate a one-time state tax credit in the amount of $200,000 to be utilized over a maximum of 20 years to offset state tax liabilities.
The Company had net deferred tax assets of approximately $104,000 as of March 31, 2011. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax or asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of increased credit losses, the Company entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the reliability deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its deferred tax assets was based on future reversals of existing taxable temporary differences and taxable income in prior carry back years. The Company did not consider future taxable income in determining the reliability of its deferred assets. During the first quarter of 2011, we recorded an additional valuation allowance of approximately $1,273,000. The timing of the reversal of the valuation allowance is dependent on our assessment of future events and will be based on the circumstances that exist as of that future date.

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
During Management’s assessment of the Company’s internal control over financial reporting at December 31, 2010 and continuing into the first quarter of 2011, the following deficiencies were noted: 1) Loans determined to be collateral dependent were not properly identified in a timely manner which created a material internal control deficiency. Procedures have been put in place by the Bank’s Special Assets Department to ensure loans that are dependent upon the sale of the underlying collateral for repayment are properly identified and documented when the determination is made the loan is collateral dependent and this information is incorporated in the allowance for loan loss calculation. 2) Appraisals and appraisal reviews from an independent third-party appraiser or collateral valuations performed internally for loans determined to be collateral dependent were not ordered, received or reviewed prior to the reporting date which could result in overstatement of loans and income and understatement of the provision for loan losses, charge off and the allowance for loan losses. The Special Assets Department has created procedures and updated the Appraisal Policy to address this deficiency. The remediation plan for these internal control deficiencies is noted below. Other than the items noted above, during the first quarter of 2011 there were no other changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the first quarter of 2011, management took the following remediation actions regarding the above referenced internal control deficiencies:
1)
During the first quarter of 2011, the OCC, during their regular safety and soundness exam, determined several loans were not properly identified by the Bank as collateral dependent as of December 31, 2010. Collateral dependent loans require a charge off of the loan balance if the recorded investment in the loan exceeds the underlying collateral value net of cost to sell. To make the determination the proper recorded investment has been recorded, the current appraised value of the collateral must be obtained. The Special Assets Department, formed during 2009, is in charge of complying with these requirements. During the first quarter of 2011, procedures were put in place in the Special Assets Department to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of March 31, 2011.

2)
As noted in item 1, collateral dependent loans require the Bank to obtain a current appraisal or collateral valuation performed internally to allow for the determination as to whether there is sufficient collateral securing the loan. In addition to the requirement of obtaining the appraisal, the appraisal must be reviewed by an independent third-party appraiser charged with determining the appraisal has been properly performed. After the review, the Bank determines if the appraisal is acceptable, then provides the documentation to the Accounting Department to incorporate the results into the calculation of the allowance for loan losses. Failure to comply with any of these steps could result in the overstatement of both assets and income. The Special Assets Department, as noted in item 1, is in charge of complying with these requirements and during the first quarter of 2011, procedures were put in place to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of March 31, 2011.

3)
During the first quarter of 2011, Management sought to ensure proper controls are in place so that when either evidence of impairment of a loan exists or prior to the annual appraisal date, the Special Assets Department will order appraisals or collateral valuations in a timely manner to allow for proper review and incorporation of the results into the allowance for loan loss calculation. Additional controls have also been developed and incorporated into the process to assure a potential impairment is recorded when appraisal or valuation and review process is not complete as of a reporting date.

4)
The Bank has revised its policy and procedures to require independent third-party appraisals or collateral valuations performed internally for all loans considered to be impaired, classified or worse. The Special Assets Department, as noted in item 1, is in charge of complying with these requirements and during the first quarter of 2011, procedures were put in place to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of March 31, 2011.

The identified material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.
PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010:
The effectiveness of our asset management activities are critical to our ability to improve, resolve or liquidate nonperforming loans and other real estate and thereby reduce loan losses and other real estate expense.
Over the past two years, we have undertaken various initiatives to enhance our credit review, loan administration and special asset management and administration procedures, and we believe that these enhancements should begin to reduce the levels of our problem and potential problem assets. However, continued improvement is dependent to a degree on market conditions and other factors beyond our control and if we are unable to successfully manage our problem and potential problem assets in a timely matter, we could experience materially increased loan losses and other real estate expenses.

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

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: May 16, 2011	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: May 16, 2011	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-168281) as filed with the Securities and Exchange Commission on July 22, 2010.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2010.