Form 10-Q
period 2011-06-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2011-08-22
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of August 1, 2011.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2011

Item	Page
Number	Number

Part I — Financial Information

1. Financial Statements (Unaudited)

Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations — Three and six months ended June 30, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity — Six months ended June 30, 2011 and 2010	5

Consolidated Statements of Cash Flows — Six months ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

4. Controls and Procedures	56

Part II — Other Information

1A. Risk Factors	58

6. Exhibits	59

Signatures	60

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Cash and due from banks	$27,037,257	$30,039,647
Federal funds sold	7,237,291	2,536,173

Total cash and cash equivalents	34,274,548	32,575,820

Securities available for sale	87,450,781	86,316,591
Securities held to maturity, fair value $1,441,590 at June 30, 2011 and $1,303,080 at December 31, 2010	1,348,823	1,317,951
Restricted investments, at cost	3,846,950	3,843,150
Loans, net of allowance for loan losses of $14,189,651 at June 30, 2011 and $10,942,414 at December 31, 2010	330,433,752	363,413,050
Investment in partnership	4,344,720	4,303,600
Premises and equipment	31,973,618	32,600,673
Accrued interest receivable	1,383,074	1,495,869
Cash surrender value of company owned life insurance	11,971,699	11,774,605
Other real estate owned	9,870,404	13,140,698
Other assets	4,500,872	6,424,504

Total assets	$521,399,241	$557,206,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$50,657,932	$47,638,792
NOW accounts	53,608,086	57,344,798
Money market accounts	49,966,061	49,701,122
Savings accounts	23,230,999	23,733,795
Time deposits	260,433,414	271,172,901

Total deposits	437,896,492	449,591,408

Securities sold under agreements to repurchase	1,150,244	432,016
Accrued interest payable	737,968	719,133
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	55,200,000	55,200,000
Other liabilities	1,513,598	2,186,784

Total liabilities	509,901,302	521,532,341

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,281,013	42,229,713
Retained earnings (deficit)	(33,356,112)	(8,122,476)
Accumulated other comprehensive income (loss)	(58,573)	(1,064,678)

Total shareholders’ equity	11,497,939	35,674,170

Total liabilities and shareholders’ equity	$521,399,241	$557,206,511

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans	$9,236,933	$10,418,993	$4,627,435	$5,270,558
Taxable securities	1,181,464	1,371,089	628,297	602,155
Tax-exempt securities	116,127	145,304	58,213	42,547
Federal funds sold and deposits in other banks	15,774	27,494	9,890	16,796

Total interest income	10,550,298	11,962,880	5,323,835	5,932,056

INTEREST EXPENSE
Deposits	2,817,804	4,208,498	1,364,505	2,029,316
Federal funds purchased	—	1,330	—	1,330
Repurchase agreements	6,773	14,312	4,083	8,393
Federal Reserve and Federal Home Loan Bank advances	1,115,472	1,288,433	560,898	650,277
Subordinated debentures	162,143	162,113	85,394	82,062

Total interest expense	4,102,192	5,674,686	2,014,880	2,771,378

Net interest income	6,448,106	6,288,194	3,308,955	3,160,678

Provision for loan losses	20,363,488	546,700	17,363,488	334,400

Net interest income after provision for loan losses	(13,915,382)	5,741,494	(14,054,533)	2,826,278

NONINTEREST INCOME
Service charges on deposit accounts	745,763	844,507	367,691	446,295
Other fees and commissions	714,016	682,220	383,417	355,776
Gain on sale of mortgage loans	40,967	69,330	18,312	23,617
Investment gains and losses, net	48,009	1,192,155	48,009	238,546
Other real estate gains and losses, net	(4,693,445)	231,953	(4,707,118)	193,494
Other noninterest income	332,999	434,025	191,139	220,996

Total noninterest income	(2,811,691)	3,454,190	(3,698,550)	1,478,724

NONINTEREST EXPENSE
Salaries and employee benefits	4,011,738	4,430,961	2,016,320	2,088,608
Occupancy expenses	903,383	867,350	449,375	418,650
FDIC assessment expense	795,757	611,753	443,925	299,441
Other operating expenses	3,314,791	2,930,493	1,810,237	1,450,505

Total noninterest expense	9,025,669	8,840,557	4,719,857	4,257,204

Income (loss) before income tax expense (benefit)	(25,752,742)	355,127	(22,472,940)	47,798

Income tax expense (benefit)	(519,106)	(116,273)	(618,341)	(94,488)

Net income (loss)	$(25,233,636)	$471,400	$(21,854,599)	$142,286

EARNINGS (LOSS) PER SHARE
Basic	$(9.59)	$0.18	$(8.30)	$0.05
Diluted	$(9.59)	$0.18	$(8.30)	$0.05
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011 and 2010
(unaudited)

					Accumulated
			Additional	Retained	Other	Total
	Comprehensive	Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Income (Loss)	Stock	Capital	(Deficit)	Income/(Loss)	Equity
BALANCE, January 1, 2010		$2,631,611	$42,125,828	$2,328,702	$283,014	$47,369,155
Share-based compensation			32,110			32,110
Comprehensive income (loss):
Net income	$471,400			471,400		471,400
Other comprehensive income:
Change in unrealized gains (losses) on securities available-for-sale	158,237				158,237	158,237

Total comprehensive income	629,637

BALANCE, June 30, 2010		2,631,611	42,157,938	2,800,102	441,251	48,030,902

BALANCE, January 1, 2011		$2,631,611	$42,229,713	$(8,122,476)	$(1,064,678)	$35,674,170
Share-based compensation			51,300			51,300
Comprehensive income (loss):
Net loss	(25,233,636)			(25,233,636)		(25,233,636)
Other comprehensive income:
Change in unrealized gains (losses) on securities available-for-sale	1,006,105				1,006,105	1,006,105

Total comprehensive loss	$(24,227,531)

BALANCE, June 30, 2011		$2,631,611	$42,281,013	$(33,356,112)	$(58,573)	$11,497,939

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,233,636)	$471,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	758,728	818,354
Net realized gains on securities available for sale	(48,009)	(1,180,631)
Net realized gains on securities held to maturity	—	(11,524)
Net amortization on available for sale securities	554,020	271,332
Increase in held to maturity due to accretion	(30,872)	(31,054)
Provision for loan losses	20,363,488	546,700
Net (gain) loss on other real estate	4,693,445	(231,953)
Gross mortgage loans originated for sale	(1,350,699)	(1,206,996)
Gross proceeds from sale of mortgage loans	1,421,766	1,276,326
Gain on sale of mortgage loans	(40,967)	(69,330)
Increase in cash surrender value of life insurance	(197,094)	(198,000)
Investment in partnership	(41,120)	(18,790)
Share-based compensation	51,300	32,110
Change in operating assets and liabilities:
Accrued interest receivable	112,795	662,204
Accrued interest payable	18,835	64,479
Other assets and liabilities	735,039	637,527

Net cash provided by operating activities	1,767,019	1,832,154

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	3,861,274	91,615,721
Proceeds from maturities, prepayments and calls	10,870,506	259,205,543
Purchases	(14,850,469)	(310,404,414)
Activity in held-to-maturity securities:
Proceeds from sales	—	520,000
Purchases of restricted investments	(3,800)	(27,100)
Loan originations and principal collections, net	9,519,864	6,856,013
Purchase of premises and equipment	(21,723)	(169,178)
Proceeds from sale of other real estate	1,532,745	2,467,947

Net cash provided by investing activities	10,908,397	50,064,532

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(11,694,916)	(38,471,158)
Proceeds from Federal Reserve/Federal Home Loan Bank advances	—	43,000,000
Matured Federal Reserve/Federal Home Loan Bank advances	—	(43,200,000)
Net increase in securities sold under agreements to repurchase	718,228	1,422,287

Net cash used in financing activities	(10,976,688)	(37,248,871)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,698,728	14,647,815

CASH AND CASH EQUIVALENTS, beginning of period	32,575,820	14,104,636

CASH AND CASH EQUIVALENTS, end of period	$34,274,548	$28,752,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,083,357	$5,610,207
Income taxes	—	50,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	3,065,846	2,863,416
Loans advanced for sales of other real estate	—	1,485,992
Transfers from held-to-maturity to available-for-sale securities	—	439,097
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
Note 2. New Accounting Standards
In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a Troubled Debt Restructuring (“TDR”). The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered TDRs. The Company does not expect the adoption of this guidance to have a significant impact on the financial results.
In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. The provisions of ASU No. 2011-03 remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. Adoption of this ASU is not expected to have a material impact on the Company’s financial results.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no impact on the Company’s statements of condition.

Note 3. Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
Available-for-sale
U. S. Government securities	$249,974	$—	$(13)	$249,961
Obligations of states and political subdivisions	5,219,653	72,234	(146,709)	5,145,178
Mortgage-backed securities-residential	81,245,673	880,281	(70,312)	82,055,642

Total available-for-sale securities	$86,715,300	$952,515	$(217,034)	$87,450,781

Held-to-maturity
Obligations of states and political subdivisions	$1,348,823	$92,767	$—	$1,441,590

December 31, 2010
Available-for-sale
U. S. Government securities	$249,879	$—	$(13)	$249,866
Obligations of states and political subdivisions	5,201,492	17,407	(296,786)	4,922,113
Mortgage-backed securities-residential	81,754,184	134,557	(744,129)	81,144,612

Total available-for-sale securities	$87,205,555	$151,964	$(1,040,928)	$86,316,591

Held-to-maturity
Obligations of states and political subdivisions	$1,317,951	$—	$(14,871)	$1,303,080

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$249,974	$249,961
One to five years	266,264	265,634
Five to ten years	1,811,630	1,868,399
Beyond ten years	3,141,759	3,011,145
Mortgage-backed securities-residential	81,245,673	82,055,642

Total	$86,715,300	$87,450,781

Held-to-maturity
Five to ten years	738,804	785,540
Beyond ten years	610,019	656,050

Total	$1,348,823	$1,441,590

The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2011
Available-for-sale
U.S. Government securities	$249,961	$(13)	$—	$—	$249,961	$(13)
Obligations of states and political subdivisions	1,242,524	(23,740)	1,658,791	(122,969)	2,901,315	(146,709)
Mortgage-backed securities-residential	12,030,953	(70,312)	—	—	12,030,953	(70,312)

Total available-for-sale	$13,523,438	$(94,065)	$1,658,791	$(122,969)	$15,182,229	$(217,034)

December 31, 2010
Available-for-sale
U.S. Government securities	$249,866	$(13)	$—	$—	$249,866	$(13)
Obligations of states and political subdivisions	3,632,820	(112,755)	1,571,970	(198,902)	5,204,790	(311,657)
Mortgage-backed securities-residential	57,369,268	(744,129)	—	—	57,369,268	(744,129)

Total available-for-sale	$61,251,954	$(856,897)	$1,571,970	$(198,902)	$62,823,924	$(1,055,799)

Proceeds from sales of securities were approximately $4 million and $92 million for the six months ended June 30, 2011 and 2010, respectively. Gross gains of $48,009 and $1,251,526 and gross losses of $0 and $59,371 were realized on these sales during the six months ended June 30, 2011 and 2010, respectively.
During the first quarter of 2010, the Bank sold one security classified as held-to-maturity. The remaining held-to-maturity security in the Bank’s portfolio was reclassified as available for sale. The approximately $1.3 million residual balance in held-to-maturity securities at June 30, 2011 represents securities held in the portfolio of MNB Investments, Inc., a consolidated subsidiary of the Bank. MNB Investments, Inc. does not intend and it is not more likely than not that it would be required to sell these securities prior to maturity.
Proceeds from sales of securities available for sale were approximately $4 million and $11 million for the three months ended June 30, 2011 and 2010, respectively. Gross gains of $48,009 and $238,547 and no losses were realized on these sales during the second quarter of 2011 and 2010, respectively.
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
As of June 30, 2011, the Company’s securities portfolio consisted of 84 securities, 18 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and obligations of states and political subdivisions, as discussed below.
Unrealized losses on mortgage-backed securities and obligations of states and political subdivisions have not been recognized into income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

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
The following is a summary of the basic and diluted earnings (loss) per share calculation for the three and six months ended June 30, 2011 and 2010:

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings (loss) per share calculation:

Numerator — Net income (loss)	$(25,233,636)	$471,400	$(21,854,599)	$142,286
Denominator — Average common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611

Basic net income (loss) per share	$(9.59)	$0.18	$(8.30)	$0.05

Diluted earnings (loss) per share calculation:

Numerator — Net income (loss)	(25,233,636)	471,400	(21,854,599)	142,286
Denominator — Average common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611
Dilutive shares contingently issuable	—	—	—	—

Average dilutive common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611

Diluted net income (loss) per share	$(9.59)	$0.18	$(8.30)	$0.05
During the six months ended June 30, 2011 and 2010, there were options for the purchase of 117,148 and 122,133 shares, respectively, outstanding during each time period that were antidilutive. During the three months ended June 30, 2011 and 2010, there were options for the purchase of 117,148 and 122,133 shares, respectively, outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.

Note 5. Loans and Allowance for Loan Losses
At June 30, 2011 and December 31, 2010, the Bank’s loans consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Mortgage loans on real estate:
Residential 1-4 family	$75,421	$86,403
Residential multifamily	6,079	6,147
Commercial real estate	131,551	133,917
Construction and land development	69,513	83,543
Second mortgages	7,554	8,880
Equity lines of credit	25,064	25,391

	315,182	344,281

Commercial loans	24,395	24,944

Consumer installment loans:
Personal	2,803	2,855
Credit cards	2,243	2,275

	5,046	5,130

Total Loans	344,623	374,355
Less: Allowance for loan losses	(14,190)	(10,942)

Loans, net	$330,433	$363,413

Loans held for sale at June 30, 2011 and December 31, 2010 were $186,400 and $216,500, respectively. These loans are included in residential 1-4 family loans in the table above.
Loans are stated at unpaid principal balances, less the allowance for loan losses. The “recorded investment” in loans presented throughout the Notes to the Consolidated Financial Statements is defined as the outstanding principal balance of loans. Interest income is accrued on the unpaid principal balance.

The following table presents the recorded investment in loans and the balance in the allowance for loan losses (“ALLL”) by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010 (in thousands):

	Collectively Evaluated		Individually Evaluated
	for Impairment		for Impairment		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
Loans:
Construction and development	$37,243	$42,026	$32,270	$41,517	$69,513	$83,543
Residential real estate	92,349	97,639	21,769	29,182	114,118	126,821
Commercial real estate	106,501	112,389	25,050	21,529	131,551	133,918
Commercial	24,387	24,831	8	113	24,395	24,944
Consumer/other	2,765	2,839	38	15	2,803	2,854
Credit cards	2,243	2,275	—	—	2,243	2,275

Total ending loan balance	$265,488	$281,999	$79,135	$92,356	$344,623	$374,355

Allowance for loan losses:
Construction and development	$2,384	$1,445	$1,567	$1,647	$3,951	$3,092
Residential real estate	3,296	1,653	526	2,444	3,822	4,097
Commercial real estate	3,496	1,444	1,003	617	4,499	2,061
Commercial	452	395	—	1	452	396
Consumer/other	106	97	—	1	106	98
Credit cards	260	121	—	—	260	121
Unallocated	1,100	1,077	—	—	1,100	1,077

Total ending allowance balance	$11,094	$6,232	$3,096	$4,710	$14,190	$10,942

The following table details the changes in the allowance for loan losses for the three and six months ended June 30, 2011 by portfolio segment (in thousands):

	Construction and	Residential	Commercial		Consumer /	Credit
	Development	Real Estate	Real Estate	Commercial	Other	Cards	Unallocated	Total
Six months ended June 30, 2011

Beginning balance	$3,092	$4,097	$2,061	$396	$98	$121	$1,077	$10,942
Charged-off loans	(7,620)	(7,657)	(1,703)	(81)	(33)	(104)	—	(17,198)
Recovery of previously charged-off loans	17	6	49	—	8	2		82
Provision for loan losses	8,462	7,376	4,092	137	33	241	23	20,364

Ending balance	$3,951	$3,822	$4,499	$452	$106	$260	$1,100	$14,190

Three months ended June 30, 2011

Beginning balance	$3,959	$3,869	$1,432	$610	$46	$121	$—	$10,037
Charged-off loans	(6,781)	(4,831)	(1,478)	(81)	(18)	(49)	—	(13,238)
Recovery of previously charged-off loans	17	5	1	—	3	1	—	27
Provision for loan losses	6,756	4,779	4,544	(77)	75	187	1,100	17,364

Ending balance	$3,951	$3,822	$4,499	$452	$106	$260	$1,100	$14,190

A summary of transactions in the ALLL for the three and six months ended June 30, 2010 is as follows (in thousands):

	Six Months Ended	Three Months Ended
	June 30, 2010	June 30, 2010
Beginning balance	$11,353	$10,975
Charged-off loans	(1,945)	(1,336)
Recovery of previously charged-off loans	419	400
Provision for loan losses	547	335

Ending balance	$10,374	$10,374

Credit Quality Indicators:
The Company uses several credit quality indicators, which are updated at least annually, to manage credit risk in an ongoing manner. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as the following: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company uses an internal credit risk rating system that categorizes loans into pass, special mention or classified categories. Credit risk ratings are applied to all loans individually with the exception of credit cards.
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

The following table presents by class and by risk category, the recorded investment in the Company’s loans as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Not		Special	Substandard	Substandard
	Rated	Pass	Mention	Accruing	Nonaccrual	Doubtful
Construction and development	$—	$29,020	$3,618	$14,369	$21,555	$951
Commercial real estate — mortgage	—	103,815	3,287	13,179	11,270	—
Commercial and industrial	—	23,196	156	1,043	—	—
Residential real estate
Residential mortgage	—	50,527	2,988	11,964	9,942	—
Home equity and junior liens	—	29,239	257	2,707	415	—
Multi-family	—	4,097	—	1,982	—	—

Total residential real estate	—	83,863	3,245	16,653	10,357	—

Consumer and other	—	2,634	26	118	25	—
Credit cards	2,243	—	—	—	—	—

Total	$2,243	$242,528	$10,332	$45,362	$43,207	$951

	As of December 31, 2010
	Not		Special	Substandard	Substandard
	Rated	Pass	Mention	Accruing	Nonaccrual	Doubtful
Construction and development	$—	$36,086	$284	$19,244	$26,977	$952
Commercial real estate — mortgage	—	99,649	1,044	26,863	6,362	—
Commercial and industrial	—	24,274	207	395	67	—
Residential real estate
Residential mortgage	—	54,332	2,905	11,720	17,446	—
Home equity and junior liens	—	30,841	669	1,561	1,201	—
Multi-family	—	4,454	—	1,692	—	—

Total residential real estate	—	89,627	3,574	14,973	18,647	—

Consumer and other	—	2,755	41	59	—	—
Credit cards	2,275	—	—	—	—	—

Total	$2,275	$252,391	$5,150	$61,534	$52,053	$952

The following table presents the aging of the recorded investment in past due loans, including the payment status of loans on non-accrual which have been incorporated into the table, as of June 30, 2011 and December 31, 2010 by class of loans (in thousands):

	As of June 30, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Construction and development	$644	$500	$1,552	$2,696	$66,817	$69,513
Commercial real estate — mortgage	1,985	2,419	1,970	6,374	125,177	131,551
Commercial and industrial	—	48	196	244	24,151	24,395
Residential real estate
Residential mortgage	3,001	1,216	2,184	6,401	69,020	75,421
Home equity and junior liens	119	95	183	397	32,221	32,618
Multi-family	285	—	—	285	5,794	6,079

Total residential real estate	3,405	1,311	2,367	7,083	107,035	114,118

Consumer and other	8	—	—	8	2,795	2,803
Credit cards	19	—	—	19	2,224	2,243

Total	$6,061	$4,278	$6,085	$16,424	$328,199	$344,623

	As of December 31, 2010
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Construction and development	$265	$49	$394	$708	$82,835	$83,543
Commercial real estate — mortgage	214	326	2,573	3,113	130,805	133,918
Commercial and industrial	—	—	—	—	24,944	24,944
Residential real estate
Residential mortgage	948	2,580	—	3,528	82,875	86,403
Home equity and junior liens	—	409	62	471	33,800	34,271
Multi-family	—	—	—	—	6,146	6,146

Total residential real estate	948	2,989	62	3,999	122,821	126,820

Consumer and other	14	10	—	24	2,831	2,855
Credit cards	43	1	19	63	2,212	2,275

Total	$1,484	$3,375	$3,048	$7,907	$366,448	$374,355

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

The following table presents the recorded investment in nonperforming loans by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
		Loans Past Due Over
	Nonaccrual	90 Days Still Accruing
Construction and development	$22,506	$—
Commercial real estate — mortgage	11,270	300
Commercial and industrial	—	196
Residential real estate
Residential mortgage	9,942	—
Home equity and junior liens	415	55

Total residential real estate	10,357	55

Consumer and other	25	—

Total nonperforming loans	$44,158	$551

	As of December 31, 2010
		Loans Past Due Over
	Nonaccrual	90 Days Still Accruing
Construction and development	$27,929	$—
Commercial real estate — mortgage	6,362	413
Commercial and industrial	67	—
Residential real estate
Residential mortgage	17,446	—
Home equity and junior liens	1,201	—

Total residential real estate	18,647	—

Credit cards	—	19

Total nonperforming loans	$53,005	$432

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Construction and development	$20,199	$13,680	$—
Commercial real estate — mortgage	5,915	3,968	—
Commercial and industrial	88	8	—
Residential real estate
Residential mortgage	13,000	8,222	—
Home equity and junior liens	417	246	—

Total residential real estate	13,417	8,468	—

Consumer and other	38	38	—

Total with no related allowance recorded	$39,657	$26,162	$—

With an allowance recorded:
Construction and development	$18,852	$18,590	$1,567
Commercial real estate — mortgage	21,133	21,082	1,003
Residential real estate
Residential mortgage	12,063	12,050	434
Home equity and junior liens	1,251	1,251	92

Total residential real estate	13,314	13,301	526

Total with an allowance recorded	$53,299	$52,973	$3,096

Total impaired loans	$92,956	$79,135	$3,096

	As of December 31, 2010
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Construction and development	$18,005	$13,216	$—
Commercial real estate — mortgage	5,559	4,834	—
Residential real estate
Residential mortgage	4,358	4,336	—
Home equity and junior liens	468	468	—

Total residential real estate	4,826	4,804	—

Total with no related allowance recorded	$28,390	$22,854	$—

With an allowance recorded:
Construction and development	$28,505	$28,301	$1,647
Commercial real estate — mortgage	16,743	16,695	617
Commercial and industrial	113	113	1
Residential real estate
Residential mortgage	22,349	22,298	2,335
Home equity and junior liens	388	388	17
Multi-family	1,692	1,692	92

Total residential real estate	24,429	24,378	2,444

Consumer and other	15	15	1

Total with an allowance recorded	$69,805	$69,502	$4,710

Total impaired loans	$98,195	$92,356	$4,710

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2011 (in thousands):

	Six Months Ended June 30, 2011		Three Months Ended June 30, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$12,901	$17	$12,744	$8
Commercial real estate — mortgage	4,749	15	4,707	7
Commercial and industrial	3	1	4	1
Residential real estate
Residential mortgage	6,813	6	8,052	3
Home equity and junior liens	659	—	754	—

Total residential real estate	7,472	6	8,806	3

Consumer and other	13	1	19	1

Total with no related allowance recorded	$25,138	$40	$26,280	$20

With an allowance recorded:
Construction and development	$24,942	$196	$23,263	$99
Commercial real estate — mortgage	18,039	270	18,712	135
Commercial and industrial	75	—	57	—
Residential real estate
Residential mortgage	17,278	269	14,768	178
Home equity and junior liens	987	23	1,286	11
Multi-family	1,128	—	846	—

Total residential real estate	19,393	292	16,900	189

Consumer and other	10	—	7	—

Total with an allowance recorded	$62,459	$758	$58,939	$423

Total impaired loans	$87,597	$798	$85,219	$443

For the three and six months ended June 30, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the three and six months ended June 30, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.
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

The Company had allocated approximately $2,380,000 and $3,700,000 of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2011 and December 31, 2010, respectively. The decrease in specific reserves allocated to TDRs during the first six months of 2011 of approximately $1,320,000 was primarily attributable to partial chargeoffs of collateral dependent loans that are also TDRs. The Company had approximately $75,688,000 outstanding to customers whose loans were classified as TDRs at June 30, 2011 as compared to approximately $82,443,000 at December 31, 2010. Currently, the Company has committed to lend additional amounts totaling approximately $1,154,000 related to loans classified as TDRs. At June 30, 2011 and December 31, 2010, there were approximately $35,685,000 and $35,752,000, respectively, of accruing restructured loans that remain in a performing status; however, these loans are included in impaired loan totals.
Note 6. Comprehensive Income (Loss)
Comprehensive income (loss) is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is made up of changes in the unrealized gain (loss) on securities available for sale. Comprehensive income (loss) for the three and six months ended June 30, 2011 was ($21,370,720) and ($24,227,531), respectively, as compared to $573,935 and $629,637 for the three and six months ended June 30, 2010, respectively.
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

Other Real Estate — The fair value of other real estate (“ORE”) is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ALLL. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on ORE. ORE is classified within Level 3 of the hierarchy.
Assets and Liabilities Measured on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2011 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$249,961	$249,961
Obligations of states and political subdivisions	5,145,178	5,145,178
Mortgage-backed securities-residential	82,055,642	82,055,642

Total available for sale securities	$87,450,781	$87,450,781

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

For the three and six months ended June 30, 2011, there were no transfers between Level 1 and Level 2.

Assets and Liabilities Measured on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		June 30, 2011 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans:
Construction and development	$16,658,199	$16,658,199
Commercial real estate	4,278,883	4,278,883
Residential real estate	7,020,427	7,020,427

Total impaired loans	27,957,509	27,957,509

Other real estate:
Construction and development	2,405,955	2,405,955
Commercial real estate	1,405,000	1,405,000
Residential real estate	5,809,449	5,809,449

Total other real estate	9,620,404	9,620,404
Total Assets Measured at Fair Value on a Non-Recurring Basis	$37,577,913	$37,577,913

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

At June 30, 2011, impaired loans measured at fair value, which are evaluated for impairment using the fair value of collateral, had a carrying amount of $29,034,438, with a valuation allowance of $1,076,929 resulting in an additional provision for loan losses of $6,054,653 and $8,079,066 for the three-and six-months periods ended June 30, 2011, respectively. At December 31, 2010, impaired loans measured at fair value had a carrying amount of $17,718,189, with a valuation allowance of $1,468,241 resulting in an additional provision for loan losses of $4,514,585 for the year ended December 31, 2010. Impaired loans carried at fair value include loans that have been written down to fair value through the partial charge-off of principal balance. Accordingly, these loans do not have a specific valuation allowance as their balances represent fair value.
The June 30, 2011 carrying amount of ORE includes net valuation adjustments of approximately $4,769,000 and $4,802,000 for the three and six months ended June 30, 2011, respectively. The December 31, 2010 carrying amount of ORE includes net valuation adjustments of approximately $1,211,000. Valuation adjustments include both charge offs and holding gains and losses. The fair value of ORE is based upon appraisals performed by qualified, licensed appraisers. Appraisals are obtained at the time of foreclosure and at least annually thereafter or more often if management determines property values have significantly declined.
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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010, not previously presented, are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$34,275	$34,275	$32,576	$32,576
Investment securities held to maturity	1,349	1,442	1,318	1,303
Restricted investments	3,847	N/A	3,843	N/A
Loans, net	330,434	319,764	363,413	358,587
Accrued interest receivable	1,383	1,383	1,496	1,496

Liabilities:
Noninterest-bearing demand deposits	$50,658	$50,658	$47,639	$47,639
NOW accounts	53,608	53,608	57,345	57,345
Savings and money market accounts	73,197	73,197	73,435	73,435
Time deposits	260,433	261,253	271,173	272,304
Subordinated debentures	13,403	7,338	13,403	7,276
Federal funds purchased and securities sold under agreements to repurchase	1,150	1,150	432	432
Federal Reserve/Federal Home Loan Bank advances	55,200	61,161	55,200	61,136
Accrued interest payable	738	738	719	719
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general statutory capital adequacy requirements. As discussed below, the Bank has agreed to maintain certain of its capital ratios above minimum statutory levels. As of June 30, 2011 and discussed below, the Bank failed to meet all capital adequacy requirements to which it is subject.

The Bank has entered into a formal written agreement in which it made certain commitments to the OCC, including commitments to, among other things, implement a program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s ALLL, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources.
In February 2010, the Bank agreed to an OCC minimum capital requirement (“IMCR”) to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. The OCC imposed this requirement to maintain capital at higher levels than those required by applicable federal regulations because the OCC believed that the Bank’s capital levels were less than satisfactory given the level of credit risk in the Bank, specifically the high level of nonperforming assets and provision for loan losses. As noted below under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding Resources, Capital Adequacy and Liquidity, the Bank had 4.61% of Tier 1 capital to average assets and 7.69% of total risk-based capital to risk-weighted assets ratio at June 30, 2011, and was therefore not in compliance with the IMCR. As a result, the OCC may bring additional enforcement actions, including a consent order or a capital directive, against the Bank. Based upon its capital levels at June 30, 2011, the Bank’s capital shortfall was approximately $23,374,000 for the Tier 1 capital to average assets requirement and approximately $20,342,000 for the total capital to risk-weighted assets requirement.
In the fourth quarter of 2010, the OCC informed the Bank that, because the OCC does not believe that the Bank has fully satisfied the requirements of the formal written agreement, it will be requested to replace the formal written agreement with a consent order (the “Consent Order”) containing commitments for further improvements in the Bank’s operations. As of June 30, 2011, the Bank has not received further notification as to the Consent Order or its proposed terms or given a time frame for which it might be requested to replace the formal written agreement.
As a result of the Bank’s losses in the second quarter of 2011, it is considered “undercapitalized” under applicable prompt corrective action regulations, and as a result, the Bank may not accept, renew or rollover brokered deposits or pay interest on deposits above certain federally-established rates. The Bank’s total risk-based capital to risk-weighted assets ratio of 7.69% requires an increase of risk-based capital of approximately $1,175,000 to achieve the 8.00% ratio for the Bank to return to the “adequately capitalized” minimum under capital adequacy regulations.
Under the OCC’s prompt corrective action regulations, because it is “undercapitalized”, the Bank is required to file a capital restoration plan with the OCC before September 15, 2011, and is subject to certain other restrictions restricting payment of capital distributions or management fees, restricting asset growth and requiring prior approval of asset expansion proposals. The capital restoration plan is required to specify the steps the Bank will take to become “adequately capitalized”, the levels of capital to be attained each year the plan is in effect, the steps the Bank will take to comply with the growth and other restrictions applicable to it and the types and levels of activities it will engage in.
The Compliance Committee meets monthly and submits quarterly progress reports to the OCC addressing ongoing actions taken by the Board of Directors and management to address the deficiencies noted in Articles III through IX of the formal written agreement. A summary of the actions taken regarding each Article are outlined below:

Article III — Credit Risk — The Board of Directors has approved a Credit Risk Management Program with primary emphasis on oversight of the credit process, credit granting and underwriting processes, credit administration, measurement and monitoring and internal controls of the credit process. This program also incorporates the Credit Policy (including CRE concentrations), Loan Review Policy and Special Assets Department Policy as the primary written guidance documents for granting credit, administering the loan portfolio and monitoring credit risk. The Credit Risk Officer prepares a quarterly assessment of credit risk which is reviewed and approved by the Compliance Committee and full Board of Directors prior to submission to the OCC.

Article IV — Criticized Assets — Management’s efforts are guided by a written, Board approved program detailing actions that will be taken to eliminate the basis of criticism for all criticized loan relationships. As part of this program, detailed action plans are developed for all criticized assets that reflect the most current information available regarding repayment capacity, collateral protection and proposed actions to eliminate the bases of criticism. The action plans are reviewed by the Compliance Committee quarterly prior to submission to the OCC.

Article V — Concentrations of Credit and CRE Concentration Risk Management — The Board of Directors has approved a comprehensive CRE Concentrations Risk Management Program detailing all aspects of the Bank’s efforts to comply with the guidance established in Interagency Bulletin 2006-46 which has been implemented into the Credit Policy. Comprehensive underwriting guidelines for CRE loans have been developed and incorporated into the policy. The guidelines include a minimum debt coverage ratio, collateral margins that are more stringent than those allowed by the regulatory guidelines and minimum cash equity requirements, along with additional underwriting standards. Portfolio level stress testing has been incorporated and is performed quarterly and detailed reports are provided to management and the Board of Directors. In addition, a report of primary concentrations by NAICS industry codes is provided to the Compliance Committee, Board of Directors and the OCC on a quarterly basis.

Article VI — Allowance for Loan and Lease Losses — Management operates under the guidance of a comprehensive, Board approved Allowance for Loan and Lease Loss Policy. The policy establishes authority for analyzing and preparing the ALLL calculation in accordance with US GAAP and OCC Bulletin 2006-47. The Board receives a detailed report of the ALLL calculation and support documentation for review and approval at least quarterly. The quarterly ALLL calculation and supporting documentation is provided to the OCC.

Article VII — Loan Review and Problem Loan Identification — The Board of Directors has approved a comprehensive Loan Review Policy and Program that details the scope and coverage of the Bank’s loan review activities. Quarterly loan reviews are performed by an external consultant. This review includes analysis of risk-grades assigned to each loan by management resulting in further discussion if there is a disagreement. Management is responsible for identification of problem loans including collateral dependent loans, nonaccrual loans and determining specific losses and reserve levels. This process is intended to help control the level of losses given the Bank’s elevated level of problem loans.

Article VIII — Loan Workout Department — The department’s activities are guided by a comprehensive Special Assets Department Policy approved by the Board of Directors. The policy identifies assets that will be managed by the Special Assets Department, standards for managing loans including interest accrual status and identification of collateral dependent loans and loans included in troubled debt restructurings. The Special Assets Department is independent from Bank management and reports directly to the Board of Directors.

Article IX — Liquidity Plan — The Funds Management Policy, approved by the Board of Directors, guides management with regards to the Bank’s plan. The Bank has developed a comprehensive Liquidity/Contingency Funding Plan to further enhance liquidity management. The board and management continue to take actions to improve the Bank’s liquidity position and maintain adequate sources of stable funding.

All actions are continuous and ongoing and subject to review and revision by the OCC. The OCC, at its sole discretion, will notify the Bank when it determines the Bank to be in compliance with all articles of the formal written agreement.
Since the Bank agreed to the capital requirement, certain actions have been taken, and are ongoing, that are designed to improve the Bank’s capital ratios by influencing the underlying metrics. The reduction of total assets of the Bank can have an impact on the Tier 1 capital ratio. Since December 31, 2009 the Bank has reduced total assets approximately $119,000,000 from approximately $640,000,000 to approximately $521,000,000 at June 30, 2011. This reduction in assets was accomplished by reducing wholesale funding including brokered deposits and Federal Home Loan Bank advances as well as the reduction of public funds deposits. Additionally, loans outstanding and the bond investment portfolio were reduced subsequent to the capital requirement. Expense reduction measures were put in place during the first and second quarters of 2010 which included a significant reduction of salaries and benefits. In addition, the Company is actively exploring other potential strategic transactions that could provide additional capital for the Bank, including private equity financing, issuance of shares to existing shareholders or other strategic transactions.
During the second quarter of 2011, management’s actions regarding its change in the strategic plan involving liquidation of certain impaired loans as described under Allowance for Loan Losses below had a significant impact on the regulatory capital ratios. Additionally, the decrease in the Company’s ORE balance during the quarter had an impact on regulatory capital ratios and was primarily the result of management’s decision to record a sizable valuation allowance against its portfolio with the intention of liquidating these nonperforming assets more expeditiously than what was experienced and projected at the previous price levels, also as part of the change in the strategic plan as discussed in more detail under Noninterest Expense below. Also, during the quarter, the Bank’s increase of the deferred tax asset valuation allowance as discussed in more detail under Income Taxes below reduced the income tax benefit that would have typically been recognized and had a significant impact on regulatory capital. The cumulative effect of these actions reduced the Bank’s capital ratios to the levels noted above. The Company’s ratios were further impacted due to the reduction in the amount of Trust Preferred Securities allowed in the calculation of their regulatory capital ratios.
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
To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three and six months ended June 30, 2011. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended June 30, 2011. The Company has also provided some comparisons of the financial data for the three- and six-month periods ended June 30, 2011, against the same period in 2010, as well as the Company’s year-end results as of and for the year ended December 31, 2010, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.

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
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and below under Part II, Item 1A. “Risk Factors” and, without limitation:
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
Although the Bank has instituted a number of improvements to its practices in an effort to comply with the terms of the formal written agreement, the OCC has informed the Bank that, because the OCC does not believe that the Bank has fully satisfied the requirements of the formal written agreement, it will be requested to replace the formal written agreement with a consent order (the “Consent Order”) containing requirements for further improvements in the Bank’s operations. The requirements of the Consent Order are not currently known to the Bank. Based on its capital levels at June 30, 2011, the Bank’s capital shortfall was approximately $23,374,000 for the Tier 1 capital to average assets requirement and $20,342,000 for the total capital to risk-weighted assets requirement.
As a result of the Bank’s losses in the second quarter of 2011, it is considered “undercapitalized” under applicable prompt corrective action regulations, and as a result, the Bank cannot accept, renew or roll over brokered deposits or pay interest on deposits above certain federally established rates. In addition, the Bank will be required to file a capital restoration plan with the OCC before September 15, 2011, and is subject to certain other restrictions restricting payment of capital distributions or management fees, restricting asset growth and requiring prior approval of asset expansion proposals. The capital restoration plan is required to specify the steps the Bank will take to become “adequately capitalized”, the levels of capital to be attained each year the plan is in effect, the steps the Bank will take to comply with the growth and other restrictions applicable to it and the types and levels of activities it will engage in.

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
The net loss for the three- and six-month periods ended June 30, 2011 as compared to net income for the same periods during 2010 was as follows:

	6/30/2011	6/30/2010	$ change
Net Income (Loss)
Six months ended	(25,233,636)	471,400	(25,705,036)
Three months ended	(21,854,599)	142,286	(21,996,885)
The net loss for the second quarter and first six months of 2011 was primarily attributable to the Company’s provision for loan losses as discussed in more detail below under Provision for Loan Losses. The decrease from net income for the second quarter and first six months of 2010 to a net loss for the same periods during 2011 was also the result of an increase in net loss on ORE related to the Bank recording a significant ORE valuation allowance as discussed in more detail under Noninterest Expense below. Additionally, there was a reduction in net investment gains, included in noninterest income, during the six months ended June 30, 2011 compared to the same period in 2010, as discussed in more detail below under Noninterest Income.
Basic and diluted earnings per share decreased from basic and diluted earnings per share of $0.18, in the first six months of 2010 to basic and diluted loss per share of ($9.59), in the first six months of 2011. During the second quarter of 2011, basic and diluted loss per share decreased to ($8.30) from basic and diluted earnings per share of $0.05 in the second quarter of 2010. The change in net loss per share for the three and six months ended June 30, 2011, as compared to net earnings per share for the same periods in 2010, was due primarily to the change from net income in the second quarter and first six months of 2010 to a net loss in the second quarter and first six months of 2011.
The change in total assets, total liabilities and shareholders’ equity for the six months ended June 30, 2011, was as follows:

	6/30/11	12/31/10	$ change	% change
Total Assets	$521,399,241	$557,206,511	$(35,807,270)	-6.43%
Total Liabilities	509,901,302	521,532,341	(11,631,039)	-2.23%
Shareholders’ Equity	11,497,939	35,674,170	(24,176,231)	-67.77%

The net decrease in total assets was primarily the result of a decrease in net loans of approximately $33 million and a decrease in ORE of approximately $3 million, as discussed in more detail below under Loans. The net decrease in total liabilities was primarily attributable to a decrease in time deposits of approximately $11 million and a decrease in NOW accounts of approximately $4 million, as discussed in more detail below under Deposits.
The decrease in shareholders’ equity was primarily attributable to the net loss for the six months ended June 30, 2011.
Balance Sheet Analysis
The following table presents an overview of selected period-end balances at June 30, 2011 and December 31, 2010, as well as the dollar and percentage change for each:

	6/30/11	12/31/10	$ change	% change
Cash and equivalents	$34,274,548	$32,575,820	$1,698,728	5.21%
Loans	344,623,403	374,355,464	(29,732,061)	-7.94%
Allowance for loan losses	14,189,651	10,942,414	3,247,237	29.68%
Investment securities	88,799,606	87,634,542	1,165,064	1.33%
Premises and equipment	31,973,618	32,600,673	(627,055)	-1.92%
Other real estate owned	9,870,404	13,140,698	(3,270,294)	-24.89%

Noninterest-bearing deposits	50,657,932	47,638,792	3,019,140	6.34%
Interest-bearing deposits	387,238,560	401,952,616	(14,714,056)	-3.66%

Total deposits	437,896,492	449,591,408	(11,694,916)	-2.60%

Federal Reserve/Federal Home Loan Bank advances	$55,200,000	$55,200,000	$—	0.00%
Loans
At June 30, 2011, loans comprised 75.1% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to a decrease in construction and land development loans and 1-4 family residential loans, which was primarily the result of recording net charge-offs of approximately $17 million during the first six months of 2011 as discussed in more detail under Provision for Loan Losses. Additionally, the general pay down of loan balances pursuant to management’s strategy to reduce loans in order to reduce asset levels in light of capital reductions contributed to the overall decrease in loans. Total earning assets, as a percentage of total assets, were 88.1% at June 30, 2011, compared to 86.8% at December 31, 2010, and 87.1% at June 30, 2010. Total earning assets relative to total assets increased for the six-month period ended June 30, 2011 and as compared to June 30, 2010 due to the continued decrease in total assets. The average yield on loans, including loan fees, during the first six months of 2011 was 5.08% compared to 5.20% for the first six months of 2010. The decrease in the average yield on loans was the result of several factors including the increase in TDRs involving interest rate concessions and the continued significant level of average non-accrual loans as a percentage of our loan portfolio.

The following table presents the Company’s ORE activity by property type during the first six months of 2011:

	December 31,			Gain/(Loss)	Valuation	June 30,
	2010	Additions	Sales	on Sale	Adjustments	2011
	(in thousands)

Construction, land development and other land	$2,595	$1,056	$—	$—	$(995)	$2,656
1-4 family residential properties	3,799	1,872	(889)	(96)	(1,252)	3,434
Multifamily residential properties	4,640	—	—	—	(2,265)	2,375
Nonfarm nonresidential properties	2,107	400	(644)	(58)	(400)	1,405

Total	$13,141	$3,328	$(1,533)	$(154)	$(4,912)	$9,870

The decrease in the Company’s ORE balance during the six month period ended June 30, 2011 was primarily the result of management’s decision, with concurrence of the Board of Directors, to record a sizable valuation allowance against its portfolio during the second quarter with the intention of liquidating these nonperforming assets more expeditiously than what was experienced and projected at the previous price levels. Management, with concurrence of the Board of Directors, determined that certain properties held in ORE were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts. It became apparent that certain properties were going to require extended holding periods to sell the properties at recent appraised values. Given our change in strategy to reduce nonperforming assets in an accelerated manner, management adjusted downward the valuations for certain properties in our ORE portfolio to reflect the likely net realizable value achievable by aggressively marketing these properties. Additionally, the foreclosure of additional properties exceeded the sale of properties previously held as ORE. One property, an operating nightly condominium rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $2,375,000, or 24%, of the ORE balance at June 30, 2011 (included in multifamily residential properties in the table above). The condominiums are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties.
Allowance for Loan Losses
The allowance for loan losses represents management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. This evaluation is based on the provisions of US GAAP and, as such, management believes the allowance for loan losses is appropriate at each balance sheet date according to the requirements of US GAAP. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb probable incurred loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, impairment of loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. Based on an analysis of the credit quality of the loan portfolio prepared by the Bank’s risk officer, the CFO presents a quarterly analysis of the adequacy of the allowance for loan losses for review by our board of directors.

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
Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry and loans to subdividers and developers of land. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At June 30, 2011, approximately $162 million in loans, or 47% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve as compared to approximately $192 million in loans, or 51% of our total loans, at December 31, 2010. The most significant decreases in this category were loans to overnight rentals by agency and loans to subdividers and developers which decreased approximately $16 million and $14 million, respectively.
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

The following table presents impaired loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)
Construction, land development and other land loans	$32,270	9.36%	$41,517	11.09%
Commercial real estate	25,050	7.27%	21,529	5.75%
Consumer real estate	21,769	6.32%	29,182	7.80%
Other loans	46	0.01%	128	0.03%

Total	$79,135	22.96%	$92,356	24.67%

The decrease in impaired loans from December 31, 2010 to June 30, 2011 was primarily the result of the partial charge-off of collateral dependent loans during the first two quarters of 2011. Otherwise, the sustained, high level of impaired loans continues to relate to the weak residential and commercial real estate market in the Bank’s market areas. Within this segment of the portfolio, the Bank has traditionally made loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current real estate recession due to a combination of declining demand for residential real estate, excessive volume of properties available and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to be at historically low levels. An extended recessionary period in real estate will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.
Collateral dependent loans are recorded at the lower of cost or the appraised value net of estimated selling costs. Repayment of these loans is anticipated to be from the sale or liquidation of the collateral securing the loans. Management obtains independent appraisals of the collateral securing collateral dependent loans at least annually, or more frequently during periods of significant devaluation of real estate, from independent licensed real estate appraisers and the carrying amount of the loans that exceed the appraised value net of estimated selling costs is taken as a charge against the allowance for loan losses and may result in additional charges to the provision expense. All loans considered collateral dependent are nonaccrual loans and included in the nonperforming loan balances. Management has recorded partial charge offs on these collateral dependent loans totaling approximately $13,660,000 as of June 30, 2011.
During the economic recession that began during 2008 through the first quarter of 2011, management has attempted to work with borrowers experiencing financial difficulty. Management placed particular emphasis on TDR’s for borrowers that were unable to meet the terms of their original contractual agreement, primarily, due to diminished cash flow. During the second quarter of 2011, management re-evaluated the Bank’s strategic plan and made the decision it could no longer continue to renew TDRs with respect to a significant portion of the impaired loans. This decision was based on management’s continuing review and analysis of the loan portfolio, the extended time period required to rehabilitate certain TDR’s, the lack of improvement in the performance of certain borrowers, the continuing economic decline of real estate values in the local markets, the extended economic downturn projected for both the local and national markets and increasing regulatory scrutiny.

During the second quarter of 2011, management, with the concurrence of the Board of Directors, determined that the liquidation of certain impaired loans would be a part of the strategy to reduce nonperforming assets similar to the strategy taken with other real estate owned. This liquidation process, involving determination the loans were collateral dependent, resulted in a charge to the provision for loan loss expense of approximately $13,561,000 of the approximately $17,363,000 expensed during the quarter. It is management’s intention to liquidate these loans within twelve months or less which will result in reducing non-performing assets. This liquidation process involves foreclosure of the real estate securing these loans or allowing borrowers to utilize short sales, the sale of the real estate at a price less than the balance of the loan secured by the real estate. The determination of the fair value of the real estate and resultant charge off to the ALLL is based on current estimations of short-term liquidation values. Management has determined these values on a property by property evaluation with the intention of achieving short-term liquidation rather than utilizing a more normal marketing approach of twelve months or longer. The resulting liquidation values for the collateral dependent loans are less than the values management would have otherwise recorded for these loans had the decision not been made to liquidate.
Certain impaired loans were TDRs prior to the determination they were collateral dependent. The following table presents the recorded investment in collateral dependent loans and TDRs considered collateral dependent at June 30, 2011 and December 31, 2010 (in thousands):

	Balance		Net			Miscellaneous	Balance
	December 31,	Number	Additions/	Charge	Payoffs/	Principal	June 30,	Number
	2010	of Loans	Deletions	Offs	Foreclosures	Changes	2011	of Loans
	($ in thousands)
Construction and development	$16,007	18	$6,130	$(6,782)	$(1,232)	$(79)	$14,044	17
Commercial real estate — mortgage	4,743	6	804	(1,587)	(438)	(7)	3,515	7
Commercial and industrial	—	—	88	(80)	—	—	8	1
Residential real estate
Residential mortgage	8,054	12	4,710	(4,942)	(175)	(17)	7,630	19
Home equity and junior liens	—	—	416	(170)	—	—	246	2

Total residential real estate	8,054	12	5,126	(5,112)	(175)	(17)	7,876	21

Consumer and other	—	—	13	—	—	—	13	1

Total	$28,804	36	$12,161	$(13,561)	$(1,845)	$(103)	$25,456	47

At December 31, 2010 there were thirty-six loans considered collateral dependent with balances totaling approximately $28,804,000 as compared to forty-seven loans with balances totaling approximately $25,456,000 at June 30, 2011. Collateral dependent loans that are also reported as TDRs were approximately $22,214,000 at December 31, 2010 and approximately $23,281,000 at June 30, 2011. During the second quarter of 2011 approximately $13,561,000 was charged off to the ALLL as a result of the write down of these collateral dependent loans based on management’s estimate of the net realizable proceeds from the near-term liquidation of the collateral as part of the strategy to reduce non-performing assets.
Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses, if any, that we might incur. All restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2011 and December 31, 2010, there were $35.7 million and $35.8 million, respectively, of accruing restructured loans that remain in a performing status.

TDRs are restructured loans due to a borrower experiencing financial difficulty and the Bank granting concessions it would not normally otherwise grant. These concessions generally include a reduced interest rate for a limited period of time to allow the borrower to improve their economic position, especially during this period of economic downturn. Management has made an attempt to identify all loans where, by granting certain concessions, borrowers have additional time to recover from the economic downturn, and in certain instances, have been able to significantly reduce or repay their loans. The Bank reviews each problem loan separately when determining specific concessions to grant. Our loan modifications have taken the form of reduction in interest rate for a specified period, usually 12 to 24 months, extension of amortization period and/or revision of scheduled payments. During 2011, management has identified problem loans that have not improved sufficiently to warrant further concessions and take appropriate actions to liquidate these loans.
TDRs at June 30, 2011 totaled approximately $75,688,000 which is 95.6% of total impaired loans. The TDRs related primarily to construction and development loans totaling approximately $31,090,000, or 39.3% of impaired loans, 1-4 family residential loans totaling approximately $20,273,000, or 25.6% of impaired loans and commercial real estate loans totaling approximately $24,304,000, or 30.7% of impaired loans. The Bank’s TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. The majority of the TDRs are for a limited term, in most instances, of one to two years.
The Bank’s allowance for loan losses as a percentage of total loans at June 30, 2011 and December 31, 2010 was as follows:

	Allowance for	Total	% of total
	loan losses	loans	loans
	($ in thousands)
As of:
June 30, 2011	$14,190	$344,623	4.12%
December 31, 2010	10,942	374,355	2.92%
Our allowance for loan losses increased approximately $3,248,000 during the first six months of 2011 since provision for loan losses exceeded net charge-offs. The allowance for loan losses as a percentage of total loans and non-accrual loans at June 30, 2011 was 4.12% and 32.13%, respectively, compared to 2.92% and 20.64%, respectively, at December 31, 2010. The allowance for loan losses attributable to loans collectively evaluated for impairment, also identified as the general component and described in more detail in the following paragraph, increased 197 basis points during the first six months of 2011 from 2.21% at December 31, 2010, to 4.18% at June 30, 2011. Management continues to evaluate and adjust our allowance for loan losses, and presently believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. Management believes the loans, including those loans that were delinquent at June 30, 2011, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances, declines in real estate values or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.
Within the allowance, there are specific and general loss components as disclosed in more detail under Note 5. Loans and Allowance for Loan Losses. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-classified and classified non-impaired loans and is based on a five year loss migration analysis, updated quarterly, that tracks the five year historic progression of loans through the risk grade categories and indicates estimated loss ratios based on the Bank’s loan risk grading system for real estate and commercial and industrial loans. The loan categories comprise approximately 98.5% and 98.6% of loans at June 30, 2011 and December 31, 2010, respectively, and are segregated by Call Report classification and/or risk grade and are adjusted for certain environmental factors management believes to be relevant. The estimated loss ratio, weighted heavily for the most recent two years, is applied against each segregated classification. Consumer loans, which comprise approximately 1.5% and 1.4% of loans at June 30, 2011 and December 31, 2011, respectively, have an allowance established for non-classified and classified non-impaired loans based upon a five calendar year plus current year to date historical loss factor. This loss factor, also adjusted for certain environmental factors, is applied against the segregated categories that are determined by product type.

Past Due Loans
The following table presents the Bank’s delinquent and nonaccrual loans for the periods indicated:

	Past due 30 to		Past due 90 days
	89 days and still	% of total	or more and	% of total		% of total
	accruing	loans	still accruing	loans	Nonaccrual	loans
	($ in thousands)
As of June 30, 2011
Construction, land development and other land loans	$185	0.05%	$—	0.00%	$22,506	6.53%
Commercial real estate	597	0.17%	300	0.09%	11,270	3.27%
Consumer real estate	1,104	0.32%	55	0.02%	10,357	3.01%
Commercial loans	49	0.01%	196	0.06%	—	0.00%
Consumer loans	26	0.01%	—	0.00%	25	0.01%

Total	$1,961	0.57%	$551	0.16%	$44,158	12.81%

As of December 31, 2010
Construction, land development and other land loans	$265	0.07%	$—	0.00%	$27,929	7.46%
Commercial real estate	541	0.14%	413	0.11%	6,362	1.70%
Consumer real estate	1,130	0.30%	—	0.00%	18,647	4.98%
Commercial loans	—	0.00%	—	0.00%	67	0.02%
Consumer loans	68	0.02%	19	0.01%	—	0.00%

Total	$2,004	0.54%	$432	0.12%	$53,005	14.16%

Delinquent and nonaccrual loans at both June 30, 2011 and December 31, 2010 consisted primarily of construction and land development loans and commercial and consumer real estate loans. The Bank’s delinquent loan balances tend to fluctuate relative to, among other things, the seasonality and performance of the tourism industry in our market area. The balance of delinquent loans was largely unchanged from December 31, 2010 to June 30, 2011. The decrease in nonaccrual loans was primarily the result of increased charge-offs related to our strategy change to more aggressively dispose of certain nonperforming assets. There continues to be stress in the local real estate market as discussed in more detail below. Certain nonaccrual loans are carried on a cash basis nonaccrual status until an acceptable payment history can be established to support placing the loan back on accrual. During this time, the loans continue to be reported as non-performing assets while payments are being collected.

Notwithstanding the general favorable trends in tourism in Sevier County, residential and commercial real estate sales continued to be weak during first six months of 2011, following the same pattern that began during the second half of 2008 and continued throughout 2009 and 2010. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Price declines from 2009 to the present have had an adverse impact on overall real estate values. These trends have had the greatest effect on the construction and development and commercial real estate portfolios resulting in the significant increase in nonaccrual loans beginning in 2009 and continuing through the first quarter of 2011. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations.
Investment Securities
Our investment portfolio consists of U.S. Treasury securities, securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 17.0% of total assets at quarter-end, up from 15.7% at December 31, 2010, reflecting an increase in investment securities and a decrease in total assets during the first six months of 2011. The approximately $1 million increase in investment securities during the six months ended June 30, 2011 was primarily attributable to increased pledging related to the Bank’s secured lines of credit. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. In addition to meeting pledging requirements for borrowings, we also use our investment securities portfolio to secure public deposits. The average yield on our investment securities portfolio during the first six months of 2011 was 2.82% versus 2.12% for the first six months of 2010 reflecting a shift in the composition of our portfolio. During the first six months of 2010, the Bank was in the process of liquidating a significant portion of its investment securities portfolio as a result of decreased pledging requirements related to public funds deposits. Therefore, the majority of the segment intended for liquidation had been transferred to shorter term, lower yielding investments. During the first six months of 2011, the Bank’s portfolio allocation by type of security was more historically characteristic. Net unrealized gains (losses) on securities available for sale, included in accumulated other comprehensive income (loss), decreased by approximately $1,522,000, net of income taxes, during the first six months of 2011 from a net unrealized loss of approximately $1,064,000 at December 31, 2010, to a net unrealized gain of approximately $457,000 at June 30, 2011.

Deposits
The table below sets forth the total balances of deposits by type as of June 30, 2011 and December 31, 2010, and the dollar and percentage change in balances over the intervening period:

	June 30,	December 31,	$	%
	2011	2010	change	change
	(in thousands)

Non-interest bearing accounts	$50,658	$47,638	$3,020	6.34%

NOW accounts	53,608	57,345	(3,737)	-6.52%

Money market accounts	49,966	49,701	265	0.53%

Savings accounts	23,231	23,734	(503)	-2.12%

Certificates of deposit	219,991	222,550	(2,559)	-1.15%

Brokered deposits	19,960	27,019	(7,059)	-26.13%

Individual retirement accounts	20,482	21,604	(1,122)	-5.19%

TOTAL DEPOSITS	$437,896	$449,591	$(11,695)	-2.60%
The balance in NOW accounts primarily consists of public funds deposits that are generally obtained through a bidding process under varying terms.
The decrease in certificates of deposit was the result of seasonal reductions. At June 30, 2011, brokered deposits represented approximately 4.6% of total deposits and management intends to seek to further reduce the level of brokered deposits approximately $3 million during the remainder of 2011 based on scheduled maturities. As a result of the Bank’s losses in the second quarter of 2011, it is now considered “undercapitalized” under applicable prompt corrective action regulations, and, as a result, the Bank may not accept, renew or roll over brokered deposits. As of June 30, 2011, brokered deposits maturing in the next 24 months totaled approximately $16.7 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities.
Because the Bank is “undercapitalized”, it is also not permitted to pay interest on deposits at rates that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers.
The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the six-month period ended June 30, 2011 was 1.47%, down from 1.81% for the same period a year ago primarily reflecting the continued downward repricing of the Bank’s time deposits as they mature and are renewed at current market rates. Additionally, the average cost of interest bearing demand and savings deposits decreased due to rate reductions. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of the ongoing low interest rate environment.

Funding Resources, Capital Adequacy and Liquidity
Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured and unsecured Federal Funds lines of credit at several correspondent banks. Available lines totaled $33 million with $12.5 million secured and accessible as of June 30, 2011, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB as well as a line of credit from the Federal Reserve Discount Window that totaled approximately $15 million at June 30, 2011, none of which was borrowed as of that date. The borrowing capacity can be increased based on the amount of collateral pledged.
Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. As discussed below, the Bank is currently required by the OCC to maintain a Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 13% and has failed to satisfy this requirement, as well as the requirements for being considered “adequately capitalized,” as of June 30, 2011.
Following passage of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), the Federal Reserve Board is required to adopt regulations requiring bank holding companies like the Company to be subject to capital requirements that are at least as severe as those imposed on banks under current federal regulations. Trust preferred and cumulative preferred securities will no longer be deemed Tier 1 capital for bank holding companies with over $10 billion in total assets at December 31, 2009 following passage of the Reform Act, but trust preferred securities issued by bank holding companies with under $10 billion in total assets at December 31, 2009 will be grandfathered in and continue to count as Tier 1 capital, subject to limitation based on a percentage of core capital. Accordingly, the Company’s trust preferred securities will continue to count as Tier 1 capital. Since regulations implementing the statutory minimum capital requirements for bank holding companies have not yet been promulgated, the Company is not yet subject to such requirements.
The table below sets forth the Company’s capital ratios as of the periods indicated along with the anticipated requirement once implementing regulations are adopted.

	June 30, 2011	December 31, 2010
Tier 1 Risk-Based Capital	4.02%	11.87%
Anticipated Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	7.31%	13.27%
Anticipated Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	2.89%	8.34%
Anticipated Regulatory Minimum	4.00%	4.00%

The table below sets forth the Bank’s capital ratios as of the periods indicated.

	June 30,	December 31,
	2011	2010
Tier 1 Risk-Based Capital	6.41%	11.97%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	7.69%	13.23%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%
Level required by OCC (see below)	13.00%	13.00%

Tier 1 Leverage	4.61%	8.41%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Level required by OCC (see below)	9.00%	9.00%
In February 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. As noted above, the Bank had 4.61% of Tier 1 capital to average assets and 7.69% of total capital to risk-weighted assets at June 30, 2011 and thus was not in compliance with such requirements. The Bank’s Tier 1 capital at June 30, 2011 was approximately $23,374,000 below the amount needed to meet the agreed-upon Tier 1 capital to average assets ratio of 9%. The Bank’s total risk-based capital at June 30, 2011 was approximately $20,342,000 below the amount needed to meet the agreed-upon total capital to risk-weighted assets ratio of 13%. As a result of its non-compliance with these requirements, the OCC may bring further enforcement actions, including a consent order, against the Bank. Under the OCC’s prompt corrective action regulations, because it is “undercapitalized”, the Bank is required to file a capital restoration plan with the OCC before September 15, 2011, and is subject to certain other restrictions restricting payment of capital distributions or management fees, restricting asset growth and requiring prior approval of asset expansion proposals. The capital restoration plan is required to specify the steps the Bank will take to become “adequately capitalized”, the levels of capital to be attained each year the plan is in effect, the steps the Bank will take to comply with the growth and other restrictions applicable to it and the types and levels of activities it will engage in. Due to the change in the strategic plan involving liquidation of certain impaired loans and the write-down of the ORE balance during the second quarter, a significant net loss was recorded. This net loss also included an increase to the Bank’s and the Company’s deferred tax asset valuation allowance. Also, there was a reduction of the amount of Trust Preferred Securities allowed to be included in the Company’s Tier 1 leverage and Total Risk-Based capital balances that resulted in both the Tier 1 Leverage and Total Risk-Based capital ratios falling below the regulatory minimum ratios for the Company to be deemed “adequately capitalized” under anticipated capital adequacy regulations. These items were the primary causes of the reduction in both the Bank’s and the Company’s capital and regulatory capital ratios. The Company is actively exploring other potential transactions to raise capital at the holding company that could provide additional capital for the Bank. In view of the current levels of problem assets, the continuing depressed economy, the restrictions on origination of commercial and nonresidential loans contained in the formal written agreement, the longer periods of time necessary to workout problem assets in the current economy and uncertainty surrounding the Bank’s future ability to pay dividends to the Company, the Board of Directors and management are exploring additional sources of capital and funding to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.
The Bank’s total risk-based capital to risk-weighted assets ratio of 7.69% requires an increase of risk-based capital of approximately $1,175,000 to achieve the 8.00% ratio for the Bank to return to the “adequately capitalized” minimum under capital adequacy regulations.
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
On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. Management cannot currently project the length of time it will be necessary to extend the deferral of these payments and therefore anticipates deferring payment indefinitely. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. At June 30, 2011, total interest accrued for these deferred payments was approximately $255,000.
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

Following is a summary of the commitments outstanding at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands)

Commitments to extend credit	$37,314	$41,155
Standby letters of credit	6,363	5,288

TOTALS	$43,677	$46,443
Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $336,000 to approximately $8,040,000 at June 30, 2011, compared to commitments of approximately $7,704,000 at December 31, 2010, however; demand for these lines of credit remains low reflecting current economic conditions in our market.

Income Statement Analysis
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):
Net Interest Income Analysis
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Loans	$366,591	$404,411	$9,237	$10,419	5.08%	5.20%
Investment Securities:
Available for sale	87,508	139,253	1,170	1,390	2.70%	2.01%
Held to maturity	1,331	1,424	31	31	4.70%	4.39%
Equity securities	3,844	3,830	96	96	5.04%	5.05%

Total securities	92,683	144,507	1,297	1,517	2.82%	2.12%
Federal funds sold and other	10,582	19,959	16	27	0.30%	0.27%

Total interest-earning assets	469,856	568,877	10,550	11,963	4.53%	4.24%
Nonearning assets	65,810	73,957

Total Assets	$535,666	$642,834

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	104,236	138,507	510	778	0.99%	1.13%
Savings deposits	23,092	22,300	83	136	0.72%	1.23%
Time deposits	258,543	308,669	2,225	3,294	1.74%	2.15%

Total interest bearing deposits	385,871	469,476	2,818	4,208	1.47%	1.81%
Securities sold under agreements to repurchase	795	1,918	7	14	1.78%	1.47%
Federal Home Loan Bank advances and other borrowings	55,200	64,990	1,115	1,291	4.07%	4.01%
Subordinated debt	13,403	13,403	162	162	2.44%	2.44%

Total interest-bearing liabilities	455,269	549,787	4,102	5,675	1.82%	2.08%
Noninterest-bearing deposits	45,375	42,897	—	—

Total deposits and interest- bearings liabilities	500,644	592,684	4,102	5,675	1.65%	1.93%

Other liabilities	2,287	2,566
Shareholders’ equity	32,735	47,584

	$535,666	$642,834

Net interest income			$6,448	$6,288

Net interest spread (1)					2.71%	2.16%
Net interest margin (2)					2.77%	2.23%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest- earning assets for the period.

Net Interest Income Analysis
For the Three Months Ended June 30, 2011 and 2010
(in thousands, except rates)

	Average Balance		Income/Expense		Yield/Rate
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Loans	$361,805	$401,946	$4,628	$5,271	5.13%	5.26%
Investment Securities:
Available for sale	87,507	131,367	622	582	2.85%	1.78%
Held to maturity	1,339	1,278	16	15	4.79%	4.71%
Equity securities	3,846	3,842	48	48	5.01%	5.01%

Total securities	92,692	136,487	686	645	2.97%	1.90%
Federal funds sold and other	13,247	16,844	10	16	0.30%	0.38%

Total interest-earning assets	467,744	555,277	5,324	5,932	4.57%	4.28%
Nonearning assets	65,742	74,870

Total Assets	$533,486	$630,147

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	102,973	121,475	248	332	0.97%	1.10%
Savings deposits	23,032	22,594	41	63	0.71%	1.12%
Time deposits	259,072	308,885	1,076	1,634	1.67%	2.12%

Total interest bearing deposits	385,077	452,954	1,365	2,029	1.42%	1.80%
Securities sold under agreements to repurchase	966	2,262	4	8	1.66%	1.42%
Federal Home Loan Bank advances and other borrowings	55,200	67,056	561	652	4.08%	3.90%
Subordinated debt	13,403	13,403	85	82	2.54%	2.45%

Total interest-bearing liabilities	454,646	535,675	2,015	2,771	1.78%	2.07%
Noninterest-bearing deposits	46,043	43,336	—	—

Total deposits and interest- bearings liabilities	500,689	579,011	2,015	2,771	1.61%	1.92%

Other liabilities	2,159	3,472
Shareholders’ equity	30,638	47,664

	$533,486	$630,147

Net interest income			$3,309	$3,161

Net interest spread (1)					2.79%	2.21%
Net interest margin (2)					2.84%	2.28%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2011 Compared to 2010
	Increase (decrease)
	due to change in
	Rate	Volume	Total
	(dollars in thousands)
Six months ended June 30, 2011 and 2010
Income from interest-earning assets:
Interest and fees on loans	$(216)	$(966)	$(1,182)
Interest on securities	323	(543)	(220)
Interest on Federal funds sold and other	2	(13)	(11)

Total interest income	109	(1,522)	(1,413)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(131)	(190)	(321)
Interest on time deposits	(530)	(539)	(1,069)
Interest on other borrowings	16	(199)	(183)

Total interest expense	(645)	(928)	(1,573)

Net interest income	$754	$(594)	$160

Three months ended June 30, 2011 and 2010
Income from interest-earning assets:
Interest and fees on loans	$(117)	$(526)	$(643)
Interest on securities	248	(207)	41
Interest on Federal funds sold and other	(3)	(3)	(6)

Total interest income	128	(736)	(608)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(56)	(50)	(106)
Interest on time deposits	(293)	(265)	(558)
Interest on other borrowings	26	(118)	(92)

Total interest expense	(323)	(433)	(756)

Net interest income	$451	$(303)	$148

The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Six months ended				Three months ended
	6/30/11	6/30/10	$ change	% change	6/30/11	6/30/10	$ change	% change
	(dollars in thousands)
Interest income:
Loans	$9,237	$10,419	(1,182)	-11.34%	$4,628	$5,271	(643)	-12.20%
Securities	1,297	1,517	(220)	-14.50%	686	644	42	6.52%
Fed funds sold/other	16	27	(11)	-40.74%	10	17	(7)	-41.18%

Total Interest income	10,550	11,963	(1,413)	-11.81%	5,324	5,932	(608)	-10.25%
Interest Expense:
Deposits	2,818	4,208	(1,390)	-33.03%	1,365	2,029	(664)	-32.73%
Other borrowed funds	1,284	1,467	(183)	-12.47%	650	742	(92)	-12.40%

Total interest expense	4,102	5,675	(1,573)	-27.72%	2,015	2,771	(756)	-27.28%

Net interest income	6,448	6,288	160	2.54%	3,309	3,161	148	4.68%
Provision for loan losses	20,363	547	19,816	3622.67%	17,363	334	17,029	5098.50%

Net interest income after provision for loan losses	(13,915)	5,741	(19,656)	-342.38%	(14,054)	2,827	(16,881)	-597.13%
Noninterest income	(2,812)	3,454	(6,266)	-181.41%	(3,699)	1,478	(5,177)	-350.27%
Noninterest expense	9,026	8,840	186	2.10%	4,720	4,257	463	10.88%

Net income (loss) before income tax benefit	(25,753)	355	(26,108)	-7354.37%	(22,473)	48	(22,521)	-46918.75%
Income tax benefit	(519)	(116)	(403)	-347.41%	(618)	(94)	(524)	-557.45%

Net income (loss)	$(25,234)	$471	$(25,705)	-5457.54%	$(21,855)	$142	$(21,997)	-15490.85%

Net Interest Income and Net Interest Margin
Interest Income
The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily the result of a decrease in the volume of average loans as well as a decrease in the average rate earned on loans. Average loans outstanding decreased approximately $37,820,000, or 9.4%, from June 30, 2010 to June 30, 2011. The decrease in the average yield on loans was the result of several factors including the increase in TDRs involving interest rate concessions and the continued significant level of average non-accrual loans as a percentage of our loan portfolio, as presented in more detail below under Net Interest Margin. Interest income on securities decreased during the six-month period ended June 30, 2011 as compared to the same period in 2010 due to the approximately $51,824,000, or 35.9%, decrease in the volume of average securities from June 30, 2010 to June 30, 2011. Partially offsetting the reduction in volume, the yield earned on securities increased 70 basis points during the first six months of 2011 as compared to the same period in 2010 reflecting a redistribution of the portfolio from lower to higher yielding investments at June 30, 2011 when compared to June 30, 2010. Additionally, interest income on federal funds sold/other decreased due to a decrease in the average balance outstanding.
Interest income decreased for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010 as a result of the same factors mentioned in the above paragraph. However, the 107 basis point increase in the yield earned on investment securities during the second quarter of 2011 when compared to the second quarter of 2010 caused an increase in interest income despite the approximately $43,795,000, or 32.1%, decrease in the average volume of securities outstanding for the periods compared.

Interest Expense
The decrease in interest expense for the six months ended June 30, 2011 as compared to the same period in 2010 was attributable to the reduction in both the volume and the average cost of the Bank’s interest-bearing liabilities, predominantly the volume and cost of time and interest bearing demand deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, decreased approximately $83,605,000, or 17.8%, for the first six months of 2011 compared to the first six months of 2010. Additionally, the average rate paid on total interest bearing deposits decreased 34 basis points between the two periods contributing to the net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the six-month period ended June 30, 2011 compared to the same period in 2010 due to a decrease in the average borrowed funds balance of approximately $9,790,000, or 15.1%, during the periods compared. The average rate paid on these liabilities increased 6 basis points, slightly offsetting the reduction in interest expense. During the first six months of 2010, we had, from time to time, borrowings outstanding from the Federal Reserve Discount Window. These borrowings generally cost less than our outstanding FHLB advances, consequently reducing the average cost of this category during the first six months of 2010 as compared to the same period in 2011. The average balance and cost of subordinated debentures did not change from June 30, 2010 to June 30, 2011. Therefore, the related interest expense was unchanged for the periods compared.
Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first six months of 2011 compared to the first six months of 2010. The largest factor contributing to the overall reduction in expense was a reduction in the average balance of time deposits from the first six months of 2010 to the first six months of 2011 of approximately $50,126,000, or 16.2%, followed by a reduction in the average rate paid on these time deposits of 41 basis points between the periods compared. Additionally, the average balance of interest bearing demand deposits decreased approximately $34,271,000, or 24.7%, during the first six months of 2011 when compared to the first six months of 2010, primarily due to a decrease in average public funds deposits resulting from management’s 2009 strategic initiative that involved not bidding to retain the deposits of certain municipal entities. The rate paid on these deposits decreased 14 basis points during the same time period.
Interest expense decreased for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010 as a result of the same factors mentioned in the above paragraph.
Net Interest Income
The increase in net interest income before the provision for loan losses for the three- and six-month periods ended June 30, 2011 when compared to the same periods in 2010 was primarily the result of the decrease in interest expense on deposits and FHLB advances. Decreases in interest income, mostly related to loans, largely offset the decreased interest expenses. Net interest income for the two periods was also influenced by decreases in the volume of interest-earning assets and interest-bearing liabilities as well as decreases in rates earned and paid on these interest-sensitive balances.
Net Interest Margin
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, increased 56 and 54 basis points, respectively, for the second quarter and first six months of 2011 compared to the same periods in 2010. The increase in our net interest margin reflects an increase in the average spread during the first six months of 2011 between the rates we earned on our interest-earning assets, which had an increase in overall yield of 29 basis points to 4.53% at June 30, 2011, as compared to 4.24% at June 30, 2010, and the rates we paid on interest-bearing liabilities, which had a decrease of 26 basis points in the overall rate to 1.82% at June 30, 2011, versus 2.08% at June 30, 2010. During the second quarter of 2011, our interest-earning assets had an increase in overall yield of 29 basis points to 4.57% at June 30, 2011, as compared to 4.28% at June 30, 2010, while our interest-bearing liabilities had a decrease of 29 basis points in the overall rate to 1.78% at June 30, 2011, versus 2.07% at June 30, 2010.

Our net interest margin continues to be negatively impacted by the high level of nonaccrual loans as well as TDRs involving interest rate concessions. The following table presents the average balances and net changes for loans, nonaccrual loans and TDRs, as well as the ratio of nonaccrual loans and TDRs to total loans for the three and six months ended June 30, 2011 and 2010.

	6/30/11	6/30/10	$ change	% change
	(dollars in thousands)
Six months ended
Average loans	366,591	404,411	(37,820)	-9.35%
Average nonaccrual loans	51,992	55,598	(3,606)	-6.49%
Average TDRs	76,486	52,094	24,392	46.82%

Average nonaccrual loans / average loans	14.2%	13.7%

Average TDRs / average loans	20.9%	12.9%

Three months ended
Average loans	361,805	401,946	(40,141)	-9.99%
Average nonaccrual loans	49,906	59,587	(9,681)	-16.25%
Average TDRs	78,955	59,526	19,429	32.64%

Average nonaccrual loans / average loans	13.8%	14.8%

Average TDRs / average loans	21.8%	14.8%
The net interest margin was positively affected by an increase in the average balance of noninterest-bearing deposits of approximately $2,707,000, or 6.2%, from the second quarter of 2010 to the second quarter of 2011. The average balance of noninterest-bearing deposits increased approximately $2,478,000, or 5.8%, during the first six months of 2011 when compared to the same period in 2010. The effects of these changes will continue as long as and to the extent that the average balances of nonaccrual loans, TDRs and noninterest-bearing deposits remain elevated.
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

As mentioned above in the section titled Allowance for Loan Losses, management determines the necessary amount, if any, to increase the allowance account through the provision for loan losses. Although total loans decreased approximately $30 million during the first six months of 2011, the increased level of provision for loan loss expense during the second quarter and first six months of 2011 was due to increased charge-offs, the majority of which were associated with our amended strategy to aggressively liquidate certain nonperforming assets. The resulting recorded values reflect continued deterioration in the real estate segment of the Company’s loan portfolio, particularly construction and land development, as well as the persistently slow economic conditions. Continuing reductions in property values and the reduced volume of sales of developed and undeveloped land has led to an increase of impaired loans determined to be collateral dependent. As the collateral value for these land loans has declined significantly during 2010 and into 2011, related charge-offs and provision expense have been incurred. Notwithstanding the assessments made as part of our liquidation strategy, management has continued its ongoing review of the loan portfolio with particular emphasis on construction and land development loans and while we believe we have identified and adequately provided for losses present in the loan portfolio, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to the loan portfolio, such as conditions in the local and national economy and the local real estate market, could have an added adverse impact and require additional provision expense and higher allowance levels.
The following table summarizes our loan loss experience and provision for loan losses for the three and six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Charge-offs:
Construction and land development	$7,620	$517	$6,781	$227
Equity Lines of Credit	252	81	243	27
Residential 1-4 family	6,809	221	4,020	108
Second mortgages	594	—	568	—
Residential multifamily	2	—	—	—
Commercial real estate	1,703	700	1,478	652
Commercial loans	81	211	81	211
Consumer loans	137	215	67	111
Recoveries:
Construction and land development	(17)	(388)	(17)	(388)
Equity Lines of Credit	(1)	(1)	—	—
Residential 1-4 family	(3)	—	(3)	—
Residential multifamily	(2)	—	(2)	—
Commercial real estate	(49)	—	(1)	—
Consumer loans	(10)	(30)	(4)	(12)

Net charge-offs	17,116	1,526	13,211	936

Average balance of loans outstanding	366,591	404,411	361,805	401,946
Annualized net charge-offs as % of average loans	9.42%	0.76%	14.65%	0.93%
Provision for loan losses	20,363	547	17,363	334
As noted in the table above, the majority of net charge-offs during the second quarter and first six months of 2011 were related to construction and land development loans followed by residential 1-4 family real estate loans. As discussed above, the large volume of charge-offs are the result of management’s initiative to begin clearing up certain non-performing assets more expeditiously than was previously anticipated.

Non-Interest Income
Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The decrease in non-interest income for the three and six months ended June 30, 2011, was primarily attributable to the net loss on ORE. During the second quarter of 2011, in an effort to liquidate certain nonperforming assets, management enacted a strategy that involved recording a significant valuation allowance against its ORE portfolio as discussed under Loans. The approximately $4.6 million valuation allowance was primarily recognized as a loss on ORE. Non-interest income decreased for the six months ended June 30, 2011 due to investment gains recognized during the first quarter of 2010, related to management’s strategy to manage liquidity and pledging requirements discussed in more detail above under Investment Securities. Investment gains were a less significant part of non-interest income for the six months ended June 30, 2011. The decrease in non-interest income for the three and six month periods ended June 30, 2011 was also affected by a reduction in deposit service charges, primarily non-sufficient fee income from overdrafts of demand deposit accounts, as well as a decrease in other noninterest income which was largely the result of a decrease in income generated by the Bank’s investment in Appalachian Fund for Growth II, LLC.
The following table presents the main components that make up the changes in non-interest income:

	Six months ended				Three months ended
	6/30/11	6/30/10	$ change	% change	6/30/11	6/30/10	$ change	% change
	(dollars in thousands)
Net gain (loss) on other real estate	(4,693)	232	(4,925)	-2122.84%	(4,707)	193	(4,900)	-2538.86%
Investment gains and losses, net	$48	$1,192	(1,144)	-95.97%	$48	$239	(191)	-79.92%
Service charges on deposit accounts	746	845	(99)	-11.72%	368	446	(78)	-17.49%
Other noninterest income	333	434	(101)	-23.27%	191	221	(30)	-13.57%
Gain on sale of mortgage loans	41	69	(28)	-40.58%	18	24	(6)	-25.00%
Other fees and commissions	714	682	32	4.69%	383	356	27	7.58%
Non-Interest Expense
The Company’s net loss during the three and six months ended June 30, 2011 was slightly impacted by the increase in non-interest expense. Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. The increase in non-interest expense for the three and six months ended June 30, 2011, when compared to the same periods in 2010, was primarily the result of an increase in FDIC assessment expense, consultant/advisory fees and legal fees. The increase in consultant/advisory and legal fees is primarily related to the Company’s ongoing pursuit of capital development opportunities as well as compliance with the formal written agreement. The increase in non-interest expense was positively impacted by a decrease in salary and employee benefit expenses for the three and six months ended June 30, 2011, which is the result of several cost cutting measures implemented during the first quarter of 2010 including staff reductions as well as reductions in remaining employees’ salaries, health insurance costs, 401(k) match expenses and fees paid to members of the board of directors, among other things. Additionally, ORE expense related to maintenance and upkeep of our foreclosed properties decreased for the six-month period ended June 30, 2011 as compared to the first six months of 2010, but increased during the second quarter of 2011 as compared to the second quarter of 2010.

The following table presents the main components that make up the changes in non-interest expense:

	Six months ended				Three months ended
	6/30/11	6/30/10	$ change	% change	6/30/11	6/30/10	$ change	% change
	(dollars in thousands)
Salaries and employee benefits	$4,012	$4,431	(419)	-9.46%	$2,016	$2,089	(73)	-3.49%
FDIC assessment expense	796	612	184	30.07%	444	299	145	48.49%
Consultant/advisory fees	286	101	185	183.17%	173	65	108	166.15%
Legal fees	231	87	144	165.52%	181	47	134	285.11%
Other real estate expense	315	328	(13)	-3.96%	162	122	40	32.79%
Occupancy expenses	903	867	36	4.15%	449	419	30	7.16%
Income Taxes
The Company’s income tax expense (benefit) for the three and six months ended June 30, 2011 and 2010 is presented in the following table:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Six months ended		Three months ended
	6/30/11	6/30/10	6/30/11	6/30/10
Provision expense (benefit)	(519)	(116)	(618)	(94)
Pre-tax income (loss)	(25,753)	355	(22,473)	48
Effective tax rate	2.02%	-32.68%	2.75%	-195.83%
During the second quarter and first six months of 2011, the Bank’s effective income tax rate was primarily the result of increasing the deferred tax asset valuation allowance. Recording a valuation allowance requires recognition of tax expense which, if large enough and when applied to a pretax loss, causes a negative effective tax rate. During the three and six months ended June 30, 2011, a more significant income tax benefit would have typically been recognized based on the Company’s pre-tax net loss. However, we recorded a deferred tax asset valuation allowance that was large enough to offset a substantial amount of the tax benefit generated by the net loss. Additionally, tax exempt income has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. During the second quarter and first six months of 2010, the Bank’s tax exempt income was enough to offset its taxable income resulting in a net tax benefit during each period and a negative effective tax rate. Tax exempt income effectively reduces the statutory tax rate and, as was the case for the three and six months ended June 30, 2010, can potentially reduce the rate below zero.
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

The Company had net deferred tax assets of approximately $379,000 as of June 30, 2011. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of increased credit losses, the Company entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its deferred tax assets was based on future reversals of existing taxable temporary differences and taxable income in prior carry back years. The Company did not consider future taxable income in determining the realizability of its deferred assets. During the second quarter and first six months of 2011, we recorded an additional valuation allowance of approximately $8,195,000 and $9,475,000, respectively. The timing of the reversal of the valuation allowance is dependent on our assessment of future events and will be based on the circumstances that exist as of that future date.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Commission, under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that certain deficiencies identified in internal controls and procedures created a material weakness and resulted in the Company’s disclosure controls and procedures not being effective to ensure that information required to be disclosed in the Company’s reports under the Exchange Act was recorded, summarized and reported within the time periods specified in the Commission’s rules and forms as of the end of the period covered by this report. Based on this determination of the existence of a material weakness, which began during the fourth quarter of 2010, management identified certain areas requiring internal control and procedure improvements.
Changes in Internal Control over Financial Reporting
During Management’s assessment of the Company’s internal control over financial reporting at December 31, 2010, the following deficiencies were noted: 1) Loans determined to be collateral dependent were not properly identified in a timely manner which created a material internal control deficiency. Procedures have been put in place by the Bank’s Special Assets Department to ensure loans that are dependent upon the sale of the underlying collateral for repayment are properly identified and documented when the determination is made the loan is collateral dependent and this information is incorporated in the allowance for loan loss calculation. 2) Appraisals and appraisal reviews from an independent third-party appraiser or collateral valuations performed internally for loans determined to be collateral dependent were not ordered, received or reviewed prior to the reporting date which could result in overstatement of loans and income and understatement of the provision for loan losses, charge off and the allowance for loan losses. The Special Assets Department has created procedures and updated the Appraisal Policy to address this deficiency. The remediation plan for these internal control deficiencies is noted below. Other than the items noted above, during the second quarter of 2011 there were no other changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2)
As noted in item 1, collateral dependent loans require the Bank to obtain a current appraisal or collateral valuation performed internally to allow for the determination as to whether there is sufficient collateral securing the loan. In addition to the requirement of obtaining the appraisal, the appraisal must be reviewed by an independent third-party appraiser charged with determining the appraisal has been properly performed. After the review, the Special Assets Department determines if the appraisal is acceptable, then provides valuation information to the Accounting Department to incorporate the results into the calculation of the allowance for loan losses. Failure to comply with any of these steps could result in the overstatement of both assets and income. The Special Assets Department, as noted in item 1, is in charge of complying with these requirements and during the first quarter of 2011, procedures were put in place to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of June 30, 2011.

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

4)
The Bank has revised its policy and procedures to require independent third-party appraisals or collateral valuations performed internally for all loans considered to be impaired, classified or worse. The Special Assets Department, as noted in item 1, is in charge of complying with these requirements and during the first quarter of 2011, procedures were put in place to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of June 30, 2011.

The identified material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively. Management anticipates that this remediation process will be completed by December 31, 2011 and that the Company’s internal controls over financial reporting, with respect to this identified material weakness, will be deemed effective. There are no material costs associated with correcting the control deficiencies described above.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Except as set forth below and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010:
An inability to improve our regulatory capital position could adversely affect our operations and future prospects.
Our ability to remain in operation as a financial institution is dependent on our ability to raise sufficient capital or reduce our assets to improve our regulatory capital position. At June 30, 2011, the Bank was classified as “undercapitalized”, which restricts its operations. As a result of its reduced capital levels, the Bank is required to file a capital restoration plan with the OCC before September 15, 2011. The capital restoration plan is required to specify the steps the Bank will take to become “adequately capitalized”, the levels of capital to be attained each year the plan is in effect, the steps the Bank will take to comply with the growth and other restrictions applicable to it and the types and levels of activities it will engage in. In addition, the Company is actively exploring other potential strategic transactions that could provide additional capital for the Bank, including private equity financing, issuance of shares to existing shareholders or other strategic transactions. The Company will be required to guarantee the Bank’s capital restoration plan submitted under the prompt corrective action regulations. If the Bank fails to comply with the terms of the capital restoration plan that it submits to the OCC, the Company will be obligated to pay to the Bank the lesser of five percent of the Bank’s total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all adequately capitalized standards at the time it failed to comply.
In order for the Bank to achieve and maintain capital levels above those that the Bank has agreed with the OCC to maintain, we will have to raise additional capital.
The Bank is currently required by the OCC to maintain a Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 13%, and has failed to satisfy this requirement, as well as the requirements for being considered “adequately capitalized”, as of June 30, 2011. In order to achieve these capital levels, we will be required to raise additional capital. Our ability to raise additional capital depends to a significant extent on our financial performance and on forces outside of our control. Accordingly, we may not be able to raise the capital necessary to ensure that the Bank achieves the capital maintenance requirements of the IMCR. If the Bank is unable to achieve these capital requirements, it may face additional regulatory constraints and the ability of the Bank to continue as a going concern may be materially impaired.
Our inability to accept, renew or roll over brokered deposits without the prior approval of the FDIC could adversely affect our liquidity.
As of June 30, 2011, we had approximately $20 million in brokered certificates of deposit which represented approximately 5% of our total deposits. Because the Bank’s capital level declined as a result of second quarter losses, the Bank is now considered “undercapitalized” under capital adequacy regulations. As long as it is considered an undercapitalized institution, the Bank may not accept, renew or roll over brokered deposits. As of June 30, 2011, brokered deposits maturing in the next 24 months totaled approximately $17 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; overnight federal funds sold to correspondent banks; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. Because the Bank is “undercapitalized”, it is also not permitted to offer to pay interest on deposits at rates that are more than 75 basis points above the “national rate” unless the FDIC determines we are in a “high rate area.” These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the “national rate” could adversely affect our liquidity.
As the Bank’s capital levels decline, the amount that it can lend any one borrower is reduced.
As the Bank’s capital levels decline, the amount that it can lend any one borrower is reduced. At June 30, 2011, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $5,816,000. As the Bank’s capital levels have declined, its legal lending limit has been reduced. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decided to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

ITEM 6.	EXHIBITS
Exhibits
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-168281) as filed with the Securities and Exchange Commission on July 22, 2010.

(2)	Incorporated by reference to the Registrants Form 8-K as filed with the Securities and Exchange Commission March 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: August 22, 2011	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: August 22, 2011	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-168281) as filed with the Securities and Exchange Commission on July 22, 2010.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2010.