Form 10-Q
period 2011-09-30
MOUNTAIN NATIONAL BANCSHARES INC
filed 2011-11-18
CIK 1177070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding: 2,631,611 shares as of November 1, 2011.

MOUNTAIN NATIONAL BANCSHARES, INC.
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2011

Item	Page
Number	Number
Part I — Financial Information

1. Financial Statements (Unaudited)

Consolidated Balance Sheets — September 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations — Three and nine months ended September 30, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity — Nine months ended September 30, 2011 and 2010	5

Consolidated Statements of Cash Flows — Nine months ended September 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

4. Controls and Procedures	61

Part II — Other Information

1A. Risk Factors	63

6. Exhibits	64

Signatures	65

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Cash and due from banks	$29,757,337	$30,039,647
Federal funds sold	13,341,766	2,536,173

Total cash and cash equivalents	43,099,103	32,575,820

Securities available for sale	84,860,770	86,316,591
Securities held to maturity, fair value $1,536,740 at September 30, 2011 and $1,303,080 at December 31, 2010	1,364,529	1,317,951
Restricted investments, at cost	3,846,950	3,843,150
Loans, net of allowance for loan losses of $14,871,902 at September 30, 2011 and $10,942,414 at December 31, 2010	319,863,462	363,413,050
Investment in partnership	4,387,805	4,303,600
Premises and equipment	31,787,333	32,600,673
Accrued interest receivable	1,318,568	1,495,869
Cash surrender value of company owned life insurance	12,073,444	11,774,605
Other real estate owned	8,688,283	13,140,698
Other assets	4,538,234	6,424,504

Total assets	$515,828,481	$557,206,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$48,774,381	$47,638,792
NOW accounts	49,566,341	57,344,798
Money market accounts	53,116,932	49,701,122
Savings accounts	22,863,231	23,733,795
Time deposits	260,236,454	271,172,901

Total deposits	434,557,339	449,591,408

Securities sold under agreements to repurchase	842,025	432,016
Accrued interest payable	738,387	719,133
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	55,200,000	55,200,000
Other liabilities	2,236,904	2,186,784

Total liabilities	506,977,655	521,532,341

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 shares issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,306,663	42,229,713
Retained earnings (deficit)	(36,577,058)	(8,122,476)
Accumulated other comprehensive income (loss)	489,610	(1,064,678)

Total shareholders’ equity	8,850,826	35,674,170

Total liabilities and shareholders’ equity	$515,828,481	$557,206,511

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010

INTEREST INCOME
Loans	$13,727,447	$15,772,088	$4,490,514	$5,353,095
Taxable securities	1,752,287	1,967,474	570,823	596,385
Tax-exempt securities	174,642	197,216	58,515	51,912
Federal funds sold and deposits in other banks	30,222	51,482	14,448	23,988

Total interest income	15,684,598	17,988,260	5,134,300	6,025,380

INTEREST EXPENSE
Deposits	4,130,903	6,080,931	1,313,099	1,872,433
Federal funds purchased	—	3,062	—	1,732
Repurchase agreements	10,740	20,204	3,967	5,892
Federal Reserve and Federal Home Loan Bank advances	1,682,505	1,926,529	567,033	638,096
Subordinated debentures	248,209	252,284	86,066	90,171

Total interest expense	6,072,357	8,283,010	1,970,165	2,608,324

Net interest income	9,612,241	9,705,250	3,164,135	3,417,056

Provision for loan losses	23,865,488	702,200	3,502,000	155,500

Net interest income after provision for loan losses	(14,253,247)	9,003,050	(337,865)	3,261,556

NONINTEREST INCOME
Service charges on deposit accounts	1,097,708	1,245,962	351,945	401,455
Other fees and commissions	1,101,560	1,103,780	387,544	421,560
Gain on sale of mortgage loans	47,918	122,206	6,951	52,876
Investment gains and losses, net	198,325	1,511,005	150,316	318,850
Other real estate gains and losses, net	(4,716,559)	283,400	(23,114)	51,447
Other noninterest income	609,154	717,691	276,155	283,666

Total noninterest income	(1,661,894)	4,984,044	1,149,797	1,529,854

NONINTEREST EXPENSE
Salaries and employee benefits	6,050,829	6,313,570	2,039,091	1,882,609
Occupancy expenses	1,351,266	1,317,526	447,883	450,176
FDIC assessment expense	1,227,128	931,159	431,371	319,406
Other operating expenses	4,769,298	4,750,024	1,454,507	1,819,531

Total noninterest expense	13,398,521	13,312,279	4,372,852	4,471,722

Income (loss) before income tax expense (benefit)	(29,313,662)	674,815	(3,560,920)	319,688

Income tax expense (benefit)	(859,080)	(147,478)	(339,974)	(31,205)

Net income (loss)	$(28,454,582)	$822,293	$(3,220,946)	$350,893

EARNINGS (LOSS) PER SHARE
Basic	$(10.81)	$0.31	$(1.22)	$0.13
Diluted	$(10.81)	$0.31	$(1.22)	$0.13
See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(unaudited)

					Accumulated
			Additional	Retained	Other	Total
	Comprehensive	Common	Paid-in	Earnings	Comprehensive	Shareholders’
	Income (Loss)	Stock	Capital	(Deficit)	Income/(Loss)	Equity

BALANCE, January 1, 2010		$2,631,611	$42,125,828	$2,328,702	$283,014	$47,369,155

Share-based compensation			69,820			69,820

Comprehensive income (loss):
Net income	$822,293			822,293		822,293

Other comprehensive income:
Change in unrealized gains (losses) on securities available-for-sale	(642)				(642)	(642)

Total comprehensive income	821,651

BALANCE, September 30, 2010		2,631,611	42,195,648	3,150,995	282,372	48,260,626

BALANCE, January 1, 2011		$2,631,611	$42,229,713	$(8,122,476)	$(1,064,678)	$35,674,170

Share-based compensation			76,950			76,950

Comprehensive income (loss):
Net loss	(28,454,582)			(28,454,582)		(28,454,582)

Other comprehensive income:
Change in unrealized gains (losses) on securities available-for-sale	1,554,288				1,554,288	1,554,288

Total comprehensive loss	$(26,900,294)

BALANCE, September 30, 2011		$2,631,611	$42,306,663	$(36,577,058)	$489,610	$8,850,826

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28,454,582)	$822,293
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,089,049	1,233,346
Net realized gains on securities available for sale	(198,325)	(1,499,481)
Net realized gains on securities held to maturity	—	(11,524)
Net amortization on available for sale securities	861,623	476,332
Increase in held to maturity due to accretion	(46,578)	(46,050)
Provision for loan losses	23,865,488	702,200
Net (gain) loss on other real estate	4,716,559	(283,400)
Gross mortgage loans originated for sale	(2,141,974)	(10,299,858)
Gross proceeds from sale of mortgage loans	1,958,632	9,369,399
Gain on sale of mortgage loans	(47,918)	(122,206)
Increase in cash surrender value of life insurance	(298,839)	(306,105)
Investment in partnership	(84,205)	(95,317)
Share-based compensation	76,950	69,820
Change in operating assets and liabilities:
Accrued interest receivable	177,301	1,148,927
Accrued interest payable	19,254	99,941
Other assets and liabilities	1,420,981	761,129

Net cash provided by operating activities	2,913,416	2,019,446

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	11,350,632	103,501,336
Proceeds from maturities, prepayments and calls	15,884,337	333,006,249
Purchases	(24,372,750)	(366,111,112)
Activity in held-to-maturity securities:
Proceeds from sales	—	520,000
Purchases of restricted investments	(3,800)	(27,100)
Loan originations and principal collections, net	16,313,914	12,898,134
Purchase of premises and equipment	(165,758)	(235,739)
Proceeds from sale of other real estate	3,227,352	1,169,954

Net cash provided by investing activities	22,233,927	84,721,722

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(15,034,069)	(47,588,890)
Proceeds from Federal Reserve/Federal Home Loan Bank advances	—	43,000,000
Matured Federal Reserve/Federal Home Loan Bank advances	—	(50,700,000)
Net increase (decrease) in securities sold under agreements to repurchase	410,009	(1,020,723)

Net cash used in financing activities	(14,624,060)	(56,309,613)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,523,283	30,431,555

CASH AND CASH EQUIVALENTS, beginning of period	32,575,820	14,104,636

CASH AND CASH EQUIVALENTS, end of period	$43,099,103	$44,536,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,053,103	$8,183,069
Income taxes	—	50,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	4,598,624	3,176,944
Loans advanced for sales of other real estate	997,178	1,629,360
Transfers from held-to-maturity to available-for-sale securities	—	439,097
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
Note 2. New Accounting Standards
In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a Troubled Debt Restructuring (“TDR”). The amendments in this ASU were effective for the quarter ended September 30, 2011 and were applied retrospectively to the beginning of the current year. Adoption of this guidance did not have a significant impact on the Company’s financial results.
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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income, but is not expected to have any impact on the Company’s statements of condition.

Note 3. Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011
Available-for-sale
U. S. Government securities	$249,993	$3	$—	$249,996
Obligations of states and political subdivisions	5,228,915	176,884	(27,313)	5,378,486
Mortgage-backed securities-residential	77,758,223	1,474,065	—	79,232,288

Total available-for-sale securities	$83,237,131	$1,650,952	$(27,313)	$84,860,770

Held-to-maturity
Obligations of states and political subdivisions	$1,364,529	$172,211	$—	$1,536,740

December 31, 2010
Available-for-sale
U. S. Government securities	$249,879	$—	$(13)	$249,866
Obligations of states and political subdivisions	5,201,492	17,407	(296,786)	4,922,113
Mortgage-backed securities-residential	81,754,184	134,557	(744,129)	81,144,612

Total available-for-sale securities	$87,205,555	$151,964	$(1,040,928)	$86,316,591

Held-to-maturity
Obligations of states and political subdivisions	$1,317,951	$—	$(14,871)	$1,303,080

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$249,993	$249,996
One to five years	265,120	266,901
Five to ten years	1,816,494	1,919,395
Beyond ten years	3,147,301	3,192,190
Mortgage-backed securities-residential	77,758,223	79,232,288

Total	$83,237,131	$84,860,770

Held-to-maturity
Five to ten years	747,347	820,000
Beyond ten years	617,182	716,740

Total	$1,364,529	$1,536,740

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2011
Available-for-sale
Obligations of states and political subdivisions	—	—	1,259,493	(27,313)	1,259,493	(27,313)

Total available-for-sale	$—	$—	$1,259,493	$(27,313)	$1,259,493	$(27,313)

December 31, 2010
Available-for-sale
U.S. Government securities	$249,866	$(13)	$—	$—	$249,866	$(13)
Obligations of states and political subdivisions	3,632,820	(112,755)	1,571,970	(198,902)	5,204,790	(311,657)
Mortgage-backed securities-residential	57,369,268	(744,129)	—	—	57,369,268	(744,129)

Total available-for-sale	$61,251,954	$(856,897)	$1,571,970	$(198,902)	$62,823,924	$(1,055,799)

Proceeds from sales of securities were approximately $11 million and $104 million for the nine months ended September 30, 2011 and 2010, respectively. Gross gains of $198,325 and $1,570,376 and gross losses of $0 and $59,371 were realized on these sales during the nine months ended September 30, 2011 and 2010, respectively.

During the first quarter of 2010, the Bank sold one security classified as held-to-maturity. The remaining held-to-maturity security in the Bank’s portfolio was reclassified as available for sale. The approximately $1.4 million residual balance in held-to-maturity securities at September 30, 2011 represents securities held in the portfolio of MNB Investments, Inc., a consolidated subsidiary of the Bank. MNB Investments, Inc. does not intend and it is not more likely than not that it would be required to sell these securities prior to maturity.
Proceeds from sales of securities available for sale were approximately $7 million and $12 million for the three months ended September 30, 2011 and 2010, respectively. Gross gains of $150,316 and $318,849 and no losses were realized on these sales during the third quarter of 2011 and 2010, respectively.
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
As of September 30, 2011, the Company’s securities portfolio consisted of 84 securities, 3 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities and obligations of states and political subdivisions, as discussed below.
Unrealized losses on mortgage-backed securities and obligations of states and political subdivisions have not been recognized into income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.
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

The following is a summary of the basic and diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2011 and 2010:

	Nine-Months Ended		Three-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings (loss) per share calculation:

Numerator — Net income (loss)	$(28,454,582)	$822,293	$(3,220,946)	$350,893
Denominator — Average common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611

Basic net income (loss) per share	$(10.81)	$0.31	$(1.22)	$0.13

Diluted earnings (loss) per share calculation:

Numerator — Net income (loss)	(28,454,582)	822,293	(3,220,946)	350,893
Denominator — Average common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611
Dilutive shares contingently issuable	—	—	—	—

Average dilutive common shares outstanding	2,631,611	2,631,611	2,631,611	2,631,611

Diluted net income (loss) per share	$(10.81)	$0.31	$(1.22)	$0.13
During the nine months ended September 30, 2011 and 2010, there were options for the purchase of 117,148 and 122,133 shares, respectively, outstanding during each time period that were antidilutive. During the three months ended September 30, 2011 and 2010, there were options for the purchase of 117,148 and 122,133 shares, respectively, outstanding during each time period that were antidilutive. These shares were accordingly excluded from the calculations above.

Note 5. Loans and Allowance for Loan Losses
At September 30, 2011 and December 31, 2010, the Bank’s loans consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Mortgage loans on real estate:
Residential 1-4 family	$73,465	$86,403
Residential multifamily	9,769	6,147
Commercial real estate	126,427	133,917
Construction and land development	64,994	83,543
Second mortgages	7,400	8,880
Equity lines of credit	24,022	25,391

	306,077	344,281

Commercial loans	23,841	24,944

Consumer installment loans:
Personal	2,864	2,855
Credit cards	1,953	2,275

	4,817	5,130

Total Loans	334,735	374,355
Less: Allowance for loan losses	(14,872)	(10,942)

Loans, net	$319,863	$363,413

Loans held for sale at September 30, 2011 and December 31, 2010 were $447,760 and $216,500, respectively. These loans are included in residential 1-4 family loans in the table above.
Loans are stated at unpaid principal balances, less the allowance for loan losses. The “recorded investment” in loans presented throughout the Notes to the Consolidated Financial Statements is defined as the outstanding principal balance of loans and does not include accrued interest of approximately $982,000 and $1,195,000 as of September 30, 2011 and December 31, 2010, respectively, as it is deemed immaterial to the financial statements. Interest income is accrued on the unpaid principal balance.

The following table presents the recorded investment in loans and the balance in the allowance for loan losses (“ALLL”) by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010 (in thousands):

	Collectively Evaluated		Individually Evaluated
	for Impairment		for Impairment		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
Loans:
Construction and development	$38,117	$42,026	$26,877	$41,517	$64,994	$83,543
Residential real estate	87,724	97,639	26,932	29,182	114,656	126,821
Commercial real estate	103,087	112,389	23,340	21,529	126,427	133,918
Commercial	23,841	24,831	—	113	23,841	24,944
Consumer/other	2,830	2,839	34	15	2,864	2,854
Credit cards	1,953	2,275	—	—	1,953	2,275

Total ending loan balance	$257,552	$281,999	$77,183	$92,356	$334,735	$374,355

Allowance for loan losses:
Construction and development	$2,804	$1,445	$923	$1,647	$3,727	$3,092
Residential real estate	3,336	1,653	2,040	2,444	5,376	4,097
Commercial real estate	2,277	1,444	1,930	617	4,207	2,061
Commercial	356	395	—	1	356	396
Consumer/other	55	97	—	1	55	98
Credit cards	151	121	—	—	151	121
Unallocated	1,000	1,077	—	—	1,000	1,077

Total ending allowance balance	$9,979	$6,232	$4,893	$4,710	$14,872	$10,942

The following table details the changes in the allowance for loan losses for the three and nine months ended September 30, 2011 by portfolio segment (in thousands):

	Construction and	Residential	Commercial		Consumer /	Credit
	Development	Real Estate	Real Estate	Commercial	Other	Cards	Unallocated	Total
Nine months ended September 30, 2011
Beginning balance	$3,092	$4,097	$2,061	$396	$98	$121	$1,077	$10,942
Charged-off loans	(8,987)	(8,392)	(2,479)	(118)	(87)	(149)	—	(20,212)
Recovery of previously charged-off loans	113	62	68	13	12	8	—	276
Provision for loan losses	9,509	9,609	4,557	65	32	171	(77)	23,866

Ending balance	$3,727	$5,376	$4,207	$356	$55	$151	$1,000	$14,872

Three months ended September 30, 2011
Beginning balance	$3,951	$3,822	$4,499	$452	$106	$260	$1,100	$14,190
Charged-off loans	(1,367)	(735)	(776)	(37)	(54)	(45)	—	(3,014)
Recovery of previously charged-off loans	96	56	19	13	4	6	—	194
Provision for loan losses	1,047	2,233	465	(72)	(1)	(70)	(100)	3,502

Ending balance	$3,727	$5,376	$4,207	$356	$55	$151	$1,000	$14,872

A summary of transactions in the ALLL for the three and nine months ended September 30, 2010 is as follows (in thousands):

	Nine Months Ended	Three Months Ended
	September 30, 2010	September 30, 2010
Beginning balance	$11,353	$10,374
Charged-off loans	(2,357)	(412)
Recovery of previously charged-off loans	440	21
Provision for loan losses	702	155

Ending balance	$10,138	$10,138

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
The following table presents by class and by risk category, the recorded investment in the Company’s loans as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Not		Special	Substandard	Substandard
	Rated	Pass	Mention	Accruing	Nonaccrual	Doubtful
Construction and development	$—	$30,349	$3,605	$14,046	$16,043	$951
Commercial real estate — mortgage	—	99,841	2,388	14,478	9,720	—
Commercial and industrial	—	23,032	244	565	—	—
Residential real estate
Residential mortgage	—	49,724	2,874	11,356	9,511	—
Home equity and junior liens	—	27,979	182	2,487	774	—
Multi-family	—	4,053	—	1,982	3,734	—

Total residential real estate	—	81,756	3,056	15,825	14,019	—

Consumer and other	—	2,745	7	88	24	—
Credit cards	1,953	—	—	—	—	—

Total	$1,953	$237,723	$9,300	$45,002	$39,806	$951

	As of December 31, 2010
	Not		Special	Substandard	Substandard
	Rated	Pass	Mention	Accruing	Nonaccrual	Doubtful
Construction and development	$—	$36,086	$284	$19,244	$26,977	$952
Commercial real estate — mortgage	—	99,649	1,044	26,863	6,362	—
Commercial and industrial	—	24,274	207	395	67	—
Residential real estate
Residential mortgage	—	54,332	2,905	11,720	17,446	—
Home equity and junior liens	—	30,841	669	1,561	1,201	—
Multi-family	—	4,454	—	1,692	—	—

Total residential real estate	—	89,627	3,574	14,973	18,647	—

Consumer and other	—	2,755	41	59	—	—
Credit cards	2,275	—	—	—	—	—

Total	$2,275	$252,391	$5,150	$61,534	$52,053	$952

The following table presents the aging of the recorded investment in past due loans, including the payment status of loans on non-accrual which have been incorporated into the table, as of September 30, 2011 and December 31, 2010 by class of loans (in thousands):

	As of September 30, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Construction and development	$16	$1,455	$1,546	$3,017	$61,977	$64,994
Commercial real estate — mortgage	279	421	4,204	4,904	121,523	126,427
Commercial and industrial	2,969	47	—	3,016	20,825	23,841
Residential real estate
Residential mortgage	482	1,169	4,832	6,483	66,982	73,465
Home equity and junior liens	491	—	492	983	30,439	31,422
Multi-family	1,697	—	3,734	5,431	4,338	9,769

Total residential real estate	2,670	1,169	9,058	12,897	101,759	114,656

Consumer and other	29	25	—	54	2,810	2,864
Credit cards	2	—	—	2	1,951	1,953

Total	$5,965	$3,117	$14,808	$23,890	$310,845	$334,735

	As of December 31, 2010
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Construction and development	$265	$49	$394	$708	$82,835	$83,543
Commercial real estate — mortgage	214	326	2,573	3,113	130,805	133,918
Commercial and industrial	—	—	—	—	24,944	24,944
Residential real estate
Residential mortgage	948	2,580	—	3,528	82,875	86,403
Home equity and junior liens	—	409	62	471	33,800	34,271
Multi-family	—	—	—	—	6,146	6,146

Total residential real estate	948	2,989	62	3,999	122,821	126,820

Consumer and other	14	10	—	24	2,831	2,855
Credit cards	43	1	19	63	2,212	2,275

Total	$1,484	$3,375	$3,048	$7,907	$366,448	$374,355

Delinquent loans increased approximately $16 million during the two periods compared in the tables above. Included in the September 30, 2011 past due loan balance is approximately $13.7 million, or 57% of the past due total, that was classified as collateral dependent with a recorded investment equal to the short-term liquidation value of the collateral. At December 31, 2010, approximately $2.5 million, or 32% of the past due total, was classified as collateral dependent and reported at the fair value of the underlying collateral. All collateral dependent loans are classified as impaired loans.

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
The following table presents the recorded investment in nonperforming loans by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
		Loans Past Due Over
	Nonaccrual	90 Days Still Accruing
Construction and development	$16,994	$—
Commercial real estate — mortgage	9,720	1,907
Commercial and industrial	—	—
Residential real estate
Residential mortgage	9,511	342
Home equity and junior liens	774	—
Multi-family	3,734	—

Total residential real estate	14,019	342

Consumer and other	24	—

Total nonperforming loans	$40,757	$2,249

	As of December 31, 2010
		Loans Past Due Over
	Nonaccrual	90 Days Still Accruing
Construction and development	$27,929	$—
Commercial real estate — mortgage	6,362	413
Commercial and industrial	67	—
Residential real estate
Residential mortgage	17,446	—
Home equity and junior liens	1,201	—

Total residential real estate	18,647	—

Credit cards	—	19

Total nonperforming loans	$53,005	$432

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Construction and development	$20,963	$13,382	$—
Commercial real estate — mortgage	4,615	2,969	—
Residential real estate
Residential mortgage	12,478	7,492	—
Home equity and junior liens	774	604	—

Total residential real estate	13,252	8,096	—

Consumer and other	37	34	—

Total with no related allowance recorded	$38,867	$24,481	$—

With an allowance recorded:
Construction and development	$13,515	$13,495	$923
Commercial real estate — mortgage	20,420	20,371	1,930
Residential real estate
Residential mortgage	11,943	11,929	1,083
Home equity and junior liens	1,190	1,190	84
Multi-family	5,758	5,717	873

Total residential real estate	18,891	18,836	2,040

Total with an allowance recorded	$52,826	$52,702	$4,893

Total impaired loans	$91,693	$77,183	$4,893

	As of December 31, 2010
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Construction and development	$18,005	$13,216	$—
Commercial real estate — mortgage	5,559	4,834	—
Residential real estate
Residential mortgage	4,358	4,336	—
Home equity and junior liens	468	468	—

Total residential real estate	4,826	4,804	—

Total with no related allowance recorded	$28,390	$22,854	$—

With an allowance recorded:
Construction and development	$28,505	$28,301	$1,647
Commercial real estate — mortgage	16,743	16,695	617
Commercial and industrial	113	113	1
Residential real estate
Residential mortgage	22,349	22,298	2,335
Home equity and junior liens	388	388	17
Multi-family	1,692	1,692	92

Total residential real estate	24,429	24,378	2,444

Consumer and other	15	15	1

Total with an allowance recorded	$69,805	$69,502	$4,710

Total impaired loans	$98,195	$92,356	$4,710

The unpaid principal balance of loans individually evaluated for impairment includes principal amounts classified as partial charge-offs. The recorded investment is shown net of these amounts and reflects the carrying value of the loans. As discussed below under Part I - Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses, the Company recorded a significant amount of partial charge-offs during the three and nine months ended September 30, 2011.

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011 (in thousands):

	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$13,022	$18	$13,531	$1
Commercial real estate — mortgage	4,304	4	3,469	(11)
Commercial and industrial	2	1	4	—
Residential real estate
Residential mortgage	6,983	7	7,857	1
Home equity and junior liens	645	—	425	—

Total residential real estate	7,628	7	8,282	1

Consumer and other	18	1	36	—

Total with no related allowance recorded	$24,974	$31	$25,322	$(9)

With an allowance recorded:
Construction and development	$22,081	$296	$16,043	$100
Commercial real estate — mortgage	18,622	502	20,727	232
Commercial and industrial	57	—	—	—
Residential real estate
Residential mortgage	15,941	348	11,990	79
Home equity and junior liens	1,038	34	1,221	11
Multi-family	2,275	22	2,858	22

Total residential real estate	19,254	404	16,069	112

Consumer and other	7	—	—	—

Total with an allowance recorded	$60,021	$1,202	$52,839	$444

Total impaired loans	$84,995	$1,233	$78,161	$435

For the three and nine months ended September 30, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired was primarily related to loans modified in a troubled debt restructuring that remained on accrual status. For the three and nine months ended September 30, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.
Troubled Debt Restructurings:
Impaired loans also include loans that the Bank has elected to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccruing status as of the date of the restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.
The Company offers various types of concessions when modifying a loan which often involve one or a combination of the following: reducing the stated interest rate of the loan; extending the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; granting or extending temporary interest-only payment periods; or a permanent reduction of the recorded investment in the loan. Additional collateral, a co-borrower, or a guarantor is often requested. In most cases, the objective is to reduce the scheduled payments to accommodate the borrowers’ financial needs for a period of time, normally one to two years. The Company’s modifications are individually designed to meet the specific needs of each borrower.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.
The following presents by class, information related to loans modified as TDRs during the three and nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011
			Post			Post
			Modification			Modification
		Pre	Outstanding		Pre	Outstanding
		Modification	Recorded		Modification	Recorded
		Outstanding	Investment,		Outstanding	Investment,
	Number of	Recorded	net of related	Number of	Recorded	net of related
	Contracts	Investment	allowance	Contracts	Investment	allowance
	(in thousands)
Troubled Debt Restructurings [1]
Construction and development	4	$511	$500	1	$106	$106
Commercial real estate — mortgage	1	428	279	—	—	—
Residential real estate
Residential mortgage	5	3,286	1,843	1	536	347
Home equity and junior liens	1	171	163	—	—	—
Multi-family	1	285	280	1	285	280

Total residential real estate	7	3,742	2,286	2	821	627

Total	12	4,681	3,065	3	927	733

[1]
The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The TDRs described above increased the allowance for loan losses by approximately $223,000 and resulted in charge offs of approximately $1,394,000 during the nine-month period ended September 30, 2011. These TDRs increased the allowance for loan losses by approximately $193,000 and resulted in charge offs of approximately $1,000 during the third quarter of 2011.

The following presents by class, loans modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2011.

	Loans Modified as a TDR Within the Previous Twelve Months
	That Subsequently Defaulted During the
	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
		Recorded		Recorded
		Investment		Investment
	Number of	(as of	Number of	(as of
	Contracts	period end)[1]	Contracts	period end)[1]
	(in thousands)
Commercial real estate — mortgage	1	$431	1	$431
Residential real estate Residential mortgage	2	1,405	2	1,405

Total residential real estate	2	1,405	2	1,405

Total	3	1,836	3	1,836

[1]
The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.
TDRs that subsequently defaulted described above were each considered collateral dependent as of September 30, 2011, and did not have specific reserves within the allowance for loan losses but resulted in charge offs of approximately $567,000 and $717,000 during the three and nine-month periods ended September 30, 2011, respectively.
If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may by increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.
The Company had allocated approximately $3,457,000 and $3,700,000 of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2011 and December 31, 2010, respectively. The decrease in specific reserves allocated to TDRs during the first nine months of 2011 of approximately $243,000 was primarily attributable to partial charge-offs of collateral dependent loans that are also TDRs. The Company had approximately $66,996,000 of loans outstanding to customers whose loans were classified as TDRs at September 30, 2011 as compared to approximately $82,443,000 at December 31, 2010. Currently, the Company has committed to lend additional amounts totaling approximately $1,380,000 related to loans classified as TDRs. At September 30, 2011 and December 31, 2010, there were approximately $32,436,000 and $35,752,000, respectively, of accruing restructured loans that remain in a performing status; however, these loans are included in impaired loan totals.
The terms of certain other loans were modified during the three and nine-month periods ending September 30, 2011 that did not meet the definition of a TDR. These loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in payment that was considered to be insignificant. The recorded investment in these loans at September 30, 2011 was not significant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s loan workout policies and procedures.

Certain loans which were modified during the three and nine-month periods ending September 30, 2011 and did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant were not material.
Note 6. Comprehensive Income (Loss)
Comprehensive income (loss) is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is made up of changes in the unrealized gain (loss) on securities available for sale. Comprehensive income (loss) for the three and nine months ended September 30, 2011 was ($2,672,763) and ($26,900,294), respectively, as compared to $192,014 and $821,651 for the three and nine months ended September 30, 2010, respectively.
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
Assets and Liabilities Measured on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2011 Using:
		Significant Other
		Observable Inputs
	Carrying Value	(Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$249,996	$249,996
Obligations of states and political subdivisions	5,378,486	5,378,486
Mortgage-backed securities-residential	79,232,288	79,232,288

Total available for sale securities	$84,860,770	$84,860,770

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

For the three and nine months ended September 30, 2011, there were no transfers between Level 1 and Level 2.

Assets and Liabilities Measured on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		September 30, 2011 Using:
		Significant
		Unobservable Inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans:
Construction and development	$12,149,554	$12,149,554
Commercial real estate	4,156,481	4,156,481
Residential real estate	10,702,118	10,702,118

Total impaired loans	27,008,153	27,008,153

Other real estate:
Construction and development	1,540,507	1,540,507
Commercial real estate	2,434,176	2,434,176
Residential real estate	4,463,600	4,463,600

Total other real estate	8,438,283	8,438,283
Total Assets Measured at Fair Value on a Non-Recurring Basis	$35,446,436	$35,446,436

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

At September 30, 2011, impaired loans measured at fair value, which are evaluated for impairment using the fair value of collateral, had a carrying amount of $28,982,828, with a valuation allowance of $1,974,675 resulting in an additional provision for loan losses of $2,434,286 and $10,513,352 for the three- and nine-month periods ended September 30, 2011, respectively. At December 31, 2010, impaired loans measured at fair value had a carrying amount of $17,718,189, with a valuation allowance of $1,468,241 resulting in an additional provision for loan losses of $4,514,585 for the year ended December 31, 2010. Impaired loans carried at fair value include loans that have been written down to fair value through the partial charge-off of principal balance. Accordingly, these loans do not have a specific valuation allowance as their balances represent fair value.

The September 30, 2011 carrying amount of ORE measured at fair value is made up of the outstanding balance of $12,792,422, net of a valuation allowance of $4,354,139, resulting in net write-downs of approximately $144,000 and $4,946,000 for the three and nine months ended September 30, 2011, respectively. These write-downs include charge-offs recorded at the time of foreclosure. The December 31, 2010 carrying amount of ORE measured at fair value is made up of the outstanding balance of $12,244,144, net of a valuation allowance of $1,091,480, resulting in net write-downs of approximately $1,211,000 for the year ended December 31, 2010. Valuation adjustments include both charge offs and holding gains and losses. The fair value of ORE is based upon appraisals performed by qualified, licensed appraisers. Appraisals are obtained at the time of foreclosure and at least annually thereafter or more often if management determines property values have significantly declined.
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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010, not previously presented, are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$43,099	$43,099	$32,576	$32,576
Investment securities held to maturity	1,365	1,537	1,318	1,303
Restricted investments	3,847	N/A	3,843	N/A
Loans, net	319,863	311,424	363,413	358,587
Accrued interest receivable	1,319	1,319	1,496	1,496

Liabilities:
Noninterest-bearing demand deposits	$48,774	$48,774	$47,639	$47,639
NOW accounts	49,566	49,566	57,345	57,345
Savings and money market accounts	75,980	75,980	73,435	73,435
Time deposits	260,236	261,373	271,173	272,304
Subordinated debentures	13,403	7,966	13,403	7,276
Federal funds purchased and securities sold under agreements to repurchase	842	842	432	432
Federal Reserve/Federal Home Loan Bank advances	55,200	62,590	55,200	61,136
Accrued interest payable	738	738	719	719
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general statutory capital adequacy requirements. As discussed below, the Bank has agreed to maintain certain of its capital ratios above minimum statutory levels. As of September 30, 2011 and discussed below, the Bank failed to meet all capital adequacy requirements to which it is subject. Continued failure to maintain capital ratios above minimum regulatory standards or further declines in these ratios below levels considered to be unsafe for the Bank could result in further regulatory actions as discussed in more detail under Part II — Other Information — Item 1A. “Risk Factors.”

The Bank has previously entered into a formal written agreement in which it made certain commitments to the OCC, including commitments to, among other things, implement a program to reduce the high level of credit risk in the Bank including strengthening credit underwriting and problem loan workouts and collections, reduce its level of criticized assets, implement a concentration risk management program related to commercial real estate lending, improve procedures related to the maintenance of the Bank’s ALLL, strengthen the Bank’s internal loan review program, strengthen the Bank’s loan workout department, and develop a liquidity plan that improves the Bank’s reliance on wholesale funding sources.
In the fourth quarter of 2010, the OCC informed the Bank that, because the OCC did not believe that the Bank had fully satisfied the requirements of the formal written agreement, the formal written agreement would be replaced with a consent order containing requirements for further improvements in the Bank’s operations. On October 27, 2011, the Bank executed a Stipulation and Consent (the “Consent”) to the issuance of a Consent Order (the “Order”) by the OCC. Under the terms of the Order, the Bank is required, among other things, to take the following actions:
•	Maintain a committee of its board of directors to oversee the Bank’s compliance with the Order;
•
Develop, within 60 days of the date of the Order, a strategic plan covering at least a three-year period that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives;

•
Develop and implement, within 60 days of the date of the Order, a capital plan that increases the Bank’s Total risk-based capital ratio and Tier 1 capital ratio to at least 12% and 9%, respectively, within 120 days of the date of the Order;

•
Prepare and submit, within 90 days of the date of the Order, a written assessment of the capabilities of certain of the Bank’s officers and, if the board of directors determines an officer’s performance needs improvement, implement a written program to improve the officer’s performance, skills and abilities;

•
Ensure adherence to the Bank’s written program to reduce and manage the high level of credit risk in the Bank, and at least quarterly prepare a written assessment of the Bank’s credit risk and the Bank’s adherence to the program;

•	Implement and adhere to a written program designed to protect the Bank’s interest in those assets criticized as “doubtful”, “substandard” or “special mention”;
•
Not extend, directly or indirectly, any additional credit to any borrower whose loans or other extensions of credit are criticized and whose aggregate loans and extensions of credit exceed $250,000, unless the board of directors makes certain determinations;

•
Establish, within 60 days of the date of the Order, an effective independent and ongoing independent loan review program to review, at least semi-annually, the Bank’s loan portfolio, to assure timely identification and categorization of problem credits;

•	Maintain and adhere to a written policy and procedures for the maintenance of an adequate Allowance for Loan and Lease Losses;
•	Adopt, implement and ensure adherence to an independent, risk-based audit program of all Bank operations and ensure immediate actions are undertaken to remedy deficiencies cited in audit reports;

•	Revise and maintain, within 60 days of the date of the Order, a comprehensive liability risk management program; and
•	Agree to certain limitations on third party contracts.
On June 30, 2011, the Bank’s total risk-based capital to risk-weighted assets ratio was 7.69%, which was below the necessary ratio of 8.0% for total risk-based capital to risk-weighted assets specified in the OCC’s prompt corrective action regulations. As a result, the Bank was in the “undercapitalized” category under those regulations and was subject to restrictions on payments of any dividends or management fees, on asset growth and on expansion of assets without prior regulatory approval. Additionally, because it is not considered “adequately capitalized” the Bank may not accept employee benefit plan deposits, may not accept, renew or rollover brokered deposits, and is restricted on the yield it may offer on deposits. The Bank also was required to file a capital restoration plan specifying the steps the Bank would take to become “adequately capitalized” (i.e. have capital above the minimum ratio), the levels of capital to be attained each year the plan is in effect, the steps the Bank will take to comply with the growth and other restrictions applicable to it and the level of activities it will engage in. In addition, the Company is required to provide a guarantee of the capital restoration plan, including any commitment to raise capital made in the plan and a pledge of assets, if any, acceptable to the OCC. If the Bank fails to comply with the terms of the capital restoration plan that it submits to the OCC, the Company will be obligated to pay the Bank pursuant to the guarantee the lesser of five percent of the Bank’s totals assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all adequately capitalized standards at the time it failed to comply.
On October 3, 2011, the Bank submitted a capital restoration plan to the OCC, and on October 21, 2011, the OCC disapproved and did not accept such plan because the OCC was unable to determine that the capital restoration plan was based on realistic assumptions or was likely to succeed in restoring the Bank’s capital. As a result of the OCC’s action, for purposes of the prompt corrective action regulations, the Bank will be treated as if it were in the “significantly undercapitalized” category until it submits an acceptable capital restoration plan and such plan is accepted by the OCC. As long as the Bank is treated as in the “significantly undercapitalized” category it is subject to the additional restriction that it cannot pay any bonus to any senior executive officer or provide compensation to any senior executive officer exceeding the officer’s average rate during the twelve calendar months ending September 30, 2011. During the period that the Bank is actually ‘significantly undercapitalized” or treated as such on account of its failure to have a capital restoration plan accepted by the OCC, the OCC may impose additional requirements, including requiring recapitalization or sale of additional shares or sale of the Bank, restricting asset growth activities, limiting interest rates the Bank can pay on deposits, prohibiting acceptance of deposits from correspondents, requiring the dismissal of directors or senior executive officers, employing new executive officers, or requiring divestiture or sale of the Bank.

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
To better understand financial trends and performance, the Company’s management analyzes certain key financial data in the following pages. This analysis and discussion reviews the Company’s results of operations and financial condition for the three and nine months ended September 30, 2011. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2011. The Company has also provided some comparisons of the financial data for the three- and nine-month periods ended September 30, 2011, against the same period in 2010, as well as the Company’s year-end results as of and for the year ended December 31, 2010, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. This discussion should be read in conjunction with our financial statements and notes thereto, which are included under Item 1 above.

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
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “attempt”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 and below under Part II, Item 1A. “Risk Factors” and, without limitation:
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

•	the effects of failing to comply with our regulatory commitments, including those contained in the consent order our bank subsidiary entered into on October 27, 2011 (the “Consent Order”);
•	our ability to raise sufficient amounts of capital to enable the Bank to achieve the capital commitments it has made to its primary regulators;
•	changes in accounting policies, rules and practices;
•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
•
the effects on deposit liabilities and liquidity as a result of the restrictions on our bank subsidiary’s ability to pay interest on deposits above certain national rate caps as a result of our bank subsidiary entering into the Consent Order;

•
the effects on deposit liabilities and liquidity as a result of the limitations on our bank subsidiary’s ability to make, renew or rollover brokered deposits as a result of our bank subsidiary entering into the Consent Order;

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
The board of directors and members of the Bank’s management took a number of actions in an effort to comply with the terms of the formal written agreement, including:
•	the hiring of a new Chief Credit Officer, a new Loan Review Officer and other credit personnel;
•	the retention of a third party loan reviewer to review over 80 percent of the total outstanding loans in the loan portfolio;
•	the adoption of action plans for all criticized assets, along with revised procedures for eliminating the basis for criticism of problem credit and disposing of nonperforming assets;
•	the adoption of a revised credit risk management program and enhanced credit risk review process;
•	improvements to the Bank’s allowance methodology;
•	implementation of a full-time special assets department with improved policies; and
•	adoption of revised liquidity plans.
Although the Bank has instituted a number of improvements to its practices in an effort to comply with the terms of the formal written agreement, the OCC informed the Bank after its 2010 and 2011 examinations that, because the OCC did not believe that the Bank had fully satisfied the requirements of the formal written agreement, the formal written agreement would be replaced with a consent order containing requirements for further improvements in the Bank’s operations. On October 27, 2011, the Bank executed a Stipulation and Consent (the “Consent”) to the issuance of the Order by the OCC. Under the terms of the Order, the Bank is required, among other things, to take the following actions:
•	Maintain a committee of the board of directors to oversee the Bank’s compliance with the Order;
•
Develop, within 60 days of the date of the Order, a strategic plan covering at least a three-year period that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives;

•
Develop and implement, within 60 days of the date of the Order, a capital plan that increases the Bank’s Total risk-based capital ratio and Tier 1 capital ratio to at least 12% and 9%, respectively, within 120 days of the date of the Order;

•
Prepare and submit, within 90 days of the date of the Order, a written assessment of the capabilities of certain of the Bank’s officers and, if the board of directors determines an officer’s performance needs improvement, implement a written program to improve the officer’s performance, skills and abilities;

•
Ensure adherence to the Bank’s written program to reduce and manage the high level of credit risk in the Bank, and at least quarterly prepare a written assessment of the Bank’s credit risk and the Bank’s adherence to the program;

•	Implement and adhere to a written program designed to protect the Bank’s interest in those assets criticized as “doubtful”, “substandard” or “special mention”;
•
Not extend, directly or indirectly, any additional credit to any borrower whose loans or other extensions of credit are criticized and whose aggregate loans and extensions of credit exceed $250,000, unless the board of directors makes certain determinations;

•
Establish, within 60 days of the date of the Order, an effective independent and ongoing independent loan review program to review, at least semi-annually, the Bank’s loan portfolio, to assure timely identification and categorization of problem credits;

•	Maintain and adhere to a written policy and procedures for the maintenance of an adequate Allowance for Loan and Lease Losses;
•	Adopt, implement and ensure adherence to an independent, risk-based audit program of all Bank operations and ensure immediate actions are undertaken to remedy deficiencies cited in audit reports;
•	Revise and maintain, within 60 days of the date of the Order, a comprehensive liability risk management program; and
•	Agree to certain limitations on third party contracts.
The Bank’s board of directors and senior management have initiated efforts to comply with the terms of the Order, but we can provide no assurance that our efforts will satisfy the OCC.
On June 30, 2011, the Bank’s total risk-based capital to risk-weighted assets ratio was 7.69%, which was below the ratio of 8.0% for total risk-based capital to risk-weighted assets required to be considered “adequately capitalized” under the OCC’s prompt corrective action regulations. As a result, the Bank was in the “undercapitalized” category under those regulations and was subject to restrictions on payments of any dividends or management fees, on asset growth and on expansion of assets without prior regulatory approval. Additionally, because it is not considered “adequately capitalized” the Bank may not accept employee benefit plan deposits, may not accept, renew or rollover brokered deposits, and is restricted on the yield it may offer on deposits. The Bank also was required to file a capital restoration plan specifying the steps the Bank would take to become “adequately capitalized” (i.e. have capital above the minimum ratio), the levels of capital to be attained each year the plan is in effect, the steps the Bank will take to comply with the growth and other restrictions applicable to it and the level of activities it will engage in. In addition, the Company is required to provide a guarantee of the capital plan, including any commitment to raise capital made in the plan and a pledge of assets, if any, acceptable to the OCC. If the Bank fails to comply with the terms of the capital restoration plan that it submits to the OCC, the Company will be obligated to pay the Bank pursuant to the guarantee the lesser of five percent of the Bank’s totals assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all adequately capitalized standards at the time it failed to comply.

On October 3, 2011, the Bank submitted a capital restoration plan to the OCC, and on October 21, 2011, the OCC disapproved and did not accept such plan because the OCC was unable to determine that the capital restoration plan was based on realistic assumptions or was likely to succeed in restoring the Bank’s capital. As a result of the OCC’s action, for purposes of the prompt corrective action regulations, the Bank will be treated as if it were in the “significantly undercapitalized” category until it submits an acceptable capital restoration plan and such plan is accepted by the OCC. As long as the Bank is treated as in the “significantly undercapitalized” category it is subject to the additional restriction that it cannot pay any bonus to any senior executive officer or provide compensation to any senior executive officer exceeding the officer’s average rate during the twelve calendar months ending September 30, 2011. During the period that the Bank is actually “significantly undercapitalized” or treated as such on account of its failure to have a capital restoration plan accepted by the OCC, the OCC may impose additional requirements, including requiring recapitalization or sale of additional shares or sale of the Bank, restricting asset growth activities, limiting interest rates the Bank can pay on deposits, prohibiting acceptance of deposits from correspondents, requiring the dismissal of directors or senior executive officers, employing new executive officers, or requiring divestiture or sale of the Bank.
Since the Bank agreed to maintain capital levels above those required by the federal banking statutes, certain actions have been taken, and are ongoing, that are designed to improve the Bank’s capital ratios by influencing the underlying metrics. The reduction of total assets of the Bank can have an impact on the Tier 1 capital ratio. Since December 31, 2009 the Bank has reduced total assets approximately $124,000,000 from approximately $640,000,000 to approximately $516,000,000 at September 30, 2011. This reduction in assets was accomplished by reducing wholesale funding including brokered deposits and Federal Home Loan Bank advances as well as the reduction of public funds deposits. Additionally, loans outstanding and the bond investment portfolio were reduced subsequent to the capital requirement. Expense reduction measures were put in place during the first and second quarters of 2010 which included a significant reduction of salaries and benefits. In addition, the Company is actively exploring other potential strategic transactions that could provide additional capital for the Bank, including private equity financing, issuance of shares to existing shareholders or other strategic transactions.
Despite the efforts taken by the Company and the Bank to preserve the Bank’s capital, the size of losses the Bank has suffered in the second and third quarters of 2011 have limited the effectiveness of these capital preservation measures. During the second quarter of 2011, management’s actions regarding its change in the strategic plan involving liquidation of certain impaired loans as described under Allowance for Loan Losses below had a significant impact on the regulatory capital ratios. Additionally, the decrease in the Company’s ORE balance during the quarter had a significant negative impact on regulatory capital ratios and was primarily the result of management’s decision to record a sizable valuation allowance against its portfolio with the intention of liquidating these nonperforming assets more expeditiously than what was experienced and projected at the previous price levels, also as part of the change in the strategic plan as discussed in more detail under Noninterest Expense below. Also, during the quarter, the Bank’s increase of the deferred tax asset valuation allowance as discussed in more detail under Income Taxes below reduced the income tax benefit that would have typically been recognized and had a significant negative impact on regulatory capital. The cumulative effect of these actions reduced the Bank’s capital ratios to the levels noted above. The Company’s ratios were further impacted due to the reduction in the amount of Trust Preferred Securities allowed in the calculation of their regulatory capital ratios.

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
In addition to our twelve existing locations, we own one property in Knox County for use in future branch expansion. This property is not currently under development. Management does not anticipate construction of any additional branches during 2011 or 2012.
The net loss for the three- and nine-month periods ended September 30, 2011 as compared to net income for the same periods during 2010 was as follows:

	9/30/2011	9/30/2010	$ change
Net Income (Loss)
Nine months ended	(28,454,582)	822,293	(29,276,875)
Three months ended	(3,220,946)	350,893	(3,571,839)
The net loss for the third quarter and first nine months of 2011 was primarily attributable to the Company’s provision for loan losses as discussed in more detail below under Provision for Loan Losses. The decrease from net income for the third quarter and first nine months of 2010 to a net loss for the same periods during 2011 was also the result of an increase in net loss on ORE related to the Bank recording a significant ORE valuation allowance as discussed in more detail under Noninterest Expense below. Additionally, there was a reduction in net investment gains, included in noninterest income, during the three and nine months ended September 30, 2011 compared to the same periods in 2010, as discussed in more detail below under Noninterest Income.
Basic and diluted earnings per share decreased from basic and diluted earnings per share of $0.31, in the first nine months of 2010 to basic and diluted loss per share of ($10.81), in the first nine months of 2011. During the third quarter of 2011, basic and diluted loss per share decreased to ($1.22) from basic and diluted earnings per share of $0.13 in the third quarter of 2010. The change in net loss per share for the three and nine months ended September 30, 2011, as compared to net earnings per share for the same periods in 2010, was due primarily to the change from net income in the third quarter and first nine months of 2010 to a net loss in the third quarter and first nine months of 2011.

The change in total assets, total liabilities and shareholders’ equity for the nine months ended September 30, 2011, was as follows:

	9/30/11	12/31/10	$ change	% change
Total Assets	$515,828,481	$557,206,511	$(41,378,030)	-7.43%
Total Liabilities	506,977,655	521,532,341	(14,554,686)	-2.79%
Shareholders’ Equity	8,850,826	35,674,170	(26,823,344)	-75.19%
The net decrease in total assets was primarily the result of a decrease in net loans of approximately $44 million and a decrease in ORE of approximately $4 million, as discussed in more detail below under Loans. The decrease in total assets was partially offset by the approximately $11 million increase in cash and cash equivalents. The net decrease in total liabilities was primarily attributable to a decrease in time deposits and NOW accounts of approximately $11 million and $8 million, respectively, offset in part by an increase in money markets of approximately $3 million, as discussed in more detail below under Deposits.
The decrease in shareholders’ equity was primarily attributable to the net loss for the nine months ended September 30, 2011.
Balance Sheet Analysis
The following table presents an overview of selected period-end balances at September 30, 2011 and December 31, 2010, as well as the dollar and percentage change for each:

	9/30/11	12/31/10	$ change	% change
Cash and equivalents	$43,099,103	$32,575,820	$10,523,283	32.30%
Loans	334,735,364	374,355,464	(39,620,100)	-10.58%
Allowance for loan losses	14,871,902	10,942,414	3,929,488	35.91%
Investment securities	86,225,299	87,634,542	(1,409,243)	-1.61%
Premises and equipment	31,787,333	32,600,673	(813,340)	-2.49%
Other real estate owned	8,688,283	13,140,698	(4,452,415)	-33.88%

Noninterest-bearing deposits	48,774,381	47,638,792	1,135,589	2.38%
Interest-bearing deposits	385,782,958	401,952,616	(16,169,658)	-4.02%

Total deposits	434,557,339	449,591,408	(15,034,069)	-3.34%

Federal Reserve/Federal Home Loan Bank advances	$55,200,000	$55,200,000	$—	0.00%
Loans
At September 30, 2011, loans comprised 73.0% of the Bank’s earning assets. The decrease in our loan portfolio was primarily attributable to a decrease in construction and land development loans and 1-4 family residential loans, which was primarily the result of recording net charge-offs of approximately $20.2 million during the first nine months of 2011 as discussed in more detail under Provision for Loan Losses. Loans also decreased approximately $4.9 million during the nine months ended September 30, 2011 due to property foreclosures which are subsequently classified as ORE. Additionally, the general pay down of loan balances pursuant to management’s strategy to reduce loans in order to reduce asset levels in light of capital reductions contributed to the overall decrease in loans. Total earning assets, as a percentage of total assets, were 88.9% at September 30, 2011, compared to 86.8% at December 31, 2010, and 87.2% at September 30, 2010. Total earning assets relative to total assets increased for the nine-month period ended September 30, 2011 and as compared to September 30, 2010 due to the continued decrease in total assets which was more substantial than the decrease in earning assets. The average yield on loans, including loan fees, during the first nine months of 2011 was 5.13% compared to 5.26% for the first nine months of 2010. The decrease in the average yield on loans was the result of several factors including the increase in average TDRs involving interest rate concessions and the continued significant level of average non-accrual loans as a percentage of our loan portfolio.

The following table presents the Company’s ORE activity by property type during the first nine months of 2011:

	December 31,			Gain/(Loss)	Valuation	September 30,
	2010	Additions	Sales	on Sale	Adjustments	2011
	(in thousands)
Construction, land development and other land	$2,595	$1,107	$(988)	$63	$(987)	$1,790
1-4 family residential properties	3,799	2,115	(2,443)	22	(1,404)	2,089
Multifamily residential properties	4,640	—	—	—	(2,265)	2,375
Nonfarm nonresidential properties	2,107	1,639	(855)	(57)	(400)	2,434

Total	$13,141	$4,861	$(4,286)	$28	$(5,056)	$8,688

The decrease in the Company’s ORE balance during the nine month period ended September 30, 2011 was primarily the result of management’s decision, with concurrence of the Board of Directors, to record a sizable valuation allowance against its portfolio during the second quarter with the intention of liquidating these nonperforming assets more expeditiously than what was experienced and projected at the previous price levels. Management, with concurrence of the Board of Directors, determined that certain properties held in ORE were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts. It became apparent that certain properties were going to require extended holding periods to sell the properties at recent appraised values. Appraisals received during the third quarter of 2011 indicate a continuing decline from the appraised values received during the first and second quarter of 2011. The further decline in real estate values, primarily in Sevier County, could result in an increased valuation allowance against the ORE properties.
Given our change in strategy to reduce nonperforming assets in an accelerated manner, management adjusted downward the valuations for certain properties in our ORE portfolio to reflect the likely net realizable value achievable by aggressively marketing these properties. The foreclosure of additional properties slightly exceeded the sale of properties previously held as ORE during the first nine months of 2011, however, ORE sales during the third quarter of 2011 were approximately $2.8 million compared to approximately $1.5 million during the first six months of the year, evidencing the development of management’s accelerated liquidation strategy. One property, an operating nightly condominium rental operation located in Pigeon Forge, Tennessee, which previously secured a loan for approximately $5,116,000, represents approximately $2,375,000, or 27%, of the ORE balance at September 30, 2011 (included in multifamily residential properties in the table above). The condominiums are currently under management contract with an experienced nightly rental management company as we seek to market the sale of the properties. Since September 30, 2011, the Company closed sales for 5 of the 19 total condominiums it owned in this development. There are contracts pending for the sale of 9 additional condominium units. The completed sales have not resulted in any material gains or losses and we do not anticipate recognizing any material gains or losses should the pending sales contracts be executed under their projected terms.

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
Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry and loans to subdividers and developers of land. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At September 30, 2011, approximately $164 million in loans, or 49% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve as compared to approximately $192 million in loans, or 51% of our total loans, at December 31, 2010. The most significant decreases in this category were loans to overnight rentals by agency and loans to subdividers and developers which decreased approximately $16 million and $13 million, respectively.
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
The following table presents impaired loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Impaired	% of total	Impaired	% of total
	Loans	loans	Loans	loans
	($ in thousands)

Construction, land development and other land loans	$26,877	8.03%	$41,517	11.09%
Commercial real estate	23,340	6.97%	21,529	5.75%
Consumer real estate	26,932	8.05%	29,182	7.80%
Other loans	34	0.01%	128	0.03%

Total	$77,183	23.06%	$92,356	24.67%

The decrease in impaired loans from December 31, 2010 to September 30, 2011 was primarily the result of the partial charge-off of collateral dependent loans during the first nine months of 2011. Otherwise, the sustained, high level of impaired loans continues to relate to the weak residential and commercial real estate market in the Bank’s market areas. Within this segment of the portfolio, the Bank has traditionally made loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current real estate recession due to a combination of declining demand for residential real estate, excessive volume of properties available and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to be at historically low levels. An extended recessionary period in real estate will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.
Collateral dependent loans are recorded at the lower of cost or the appraised value net of estimated selling costs. It is generally determined these loans will be repaid by the liquidation of the collateral securing the loans. Management obtains independent appraisals of the collateral securing collateral dependent loans at least annually, or more frequently during periods of significant devaluation of real estate, like those currently being experienced, from independent licensed real estate appraisers and the carrying amount of the loans that exceed the appraised value net of estimated selling costs is taken as a charge against the allowance for loan losses and may result in additional charges to the provision expense. For any impaired loans for which the principal collateral is real estate, the Bank obtains a current appraisal at least every six months. The Company utilizes an independent advisor to review appraisals for consistency and to assist the Company in identifying deficiencies in the appraisal results. If necessary, the Company notifies the appraiser of any defects in the appraisal and engages a second independent appraiser to perform a second appraisal, which appraisal results the Company uses. All loans considered collateral dependent are included in nonperforming loan balances and are generally nonaccrual loans. Management has recorded partial charge offs on these collateral dependent loans totaling approximately $14,746,000 as of September 30, 2011.

Throughout the economic recession that began during 2008, management has attempted to work with borrowers experiencing financial difficulty placing particular emphasis on TDRs for borrowers that were unable to meet the terms of their original contractual agreement, primarily, due to diminished cash flow. During the second quarter of 2011, management re-evaluated the Bank’s strategic plan and made the decision it could no longer continue to renew TDRs with respect to a significant portion of the impaired loans. This decision was based on management’s continuing review and analysis of the loan portfolio, the extended time period required to rehabilitate certain TDRs, the lack of improvement in the performance of certain borrowers, the continuing economic decline of real estate values in the local markets, the extended economic downturn projected for both the local and national markets and increasing regulatory scrutiny.
TDRs are restructured loans due to a borrower experiencing financial difficulty and the Bank granting concessions it would not normally otherwise grant in an effort to facilitate a repayment plan that minimizes the potential losses, if any, that we might incur. These concessions generally include a reduced interest rate for a limited period of time to allow the borrower to improve their economic position, especially during this period of economic downturn. The Bank’s TDRs are due to lack of real estate sales and weak or insufficient cash flows of the guarantors of the loans due to the current economic climate. Management has made an attempt to identify all loans where, by granting certain concessions, borrowers have additional time to recover from the economic downturn, and in certain instances, have been able to significantly reduce or repay their loans. The Bank reviews each problem loan separately when determining specific concessions to grant. Our loan modifications generally involve a reduced rate of interest that is below current market rates for a specified term usually ranging from one to two years. Additional concessions could involve extending an amortization period up to thirty years or revising scheduled payments. At the end of each loan’s revised maturity date, the Bank re-evaluates the credit to determine if additional time is warranted to enable the borrower to perform under normal credit underwriting standards.
Concessions could also involve restructuring a loan into tranches with the primary note meeting all credit underwriting standards and secondary notes being classified as nonaccrual loans or being charged off through the ALLL. Generally, these types of restructurings require the borrower to demonstrate the ability to perform under the restructured loan agreement with the loan being designated nonaccrual until performance is considered likely to occur. These types of restructurings are not material at this time.
Restructurings are not generally utilized to prevent a loan from being placed on nonaccrual status. All restructured loans are included in the impaired loan category with loans in compliance with modified terms accounted for on the accrual basis with a specific reserve calculated using the discounted cash flow method. TDRs that are not in compliance with modified terms are also classified as nonaccrual loans and specific performance according to the contractual terms of the TDR is required prior to these loans being accounted for on an accrual basis.

During the second quarter of 2011, management, with the concurrence of the Board of Directors, determined that the liquidation of certain impaired loans would be a part of the strategy to reduce nonperforming assets similar to the strategy taken with other real estate owned. This liquidation process, involving determination the loans were collateral dependent, resulted in a charge to the provision for loan loss expense of approximately $13,561,000 of the approximately $17,363,000 expensed during the quarter. It is management’s intention to liquidate these loans within twelve months or less which will result in reducing non-performing assets. This liquidation process involves foreclosure of the real estate securing these loans or allowing borrowers to utilize short sales, the sale of the real estate at a price less than the balance of the loan secured by the real estate. The determination of the fair value of the real estate and resultant charge off to the ALLL is based on current estimations of short-term liquidation values. Management has determined these values on a property by property evaluation with the intention of achieving short-term liquidation rather than utilizing a more normal marketing approach of twelve months or longer. The resulting liquidation values for the collateral dependent loans are less than the values management would have otherwise recorded for these loans had the decision not been made to liquidate. Appraisals received during the third quarter and continuing into the fourth quarter of 2011 indicate a continuing decline in property values as compared to appraisals received during the first and second quarters of 2011. This decline in property values did not materially affect management’s original estimation and resultant short-term liquidation values recorded for collateral dependent loans during the second quarter of 2011.
Certain impaired loans were TDRs prior to the determination they were collateral dependent. The following table presents the recorded investment in collateral dependent loans and TDRs considered collateral dependent at September 30, 2011 and December 31, 2010 (in thousands):

	Balance		Net			Miscellaneous	Balance
	December 31,	Number	Additions/	Charge	Payoffs/	Principal	September 30,	Number
	2010	of Loans	Deletions	Offs	Foreclosures	Changes	2011	of Loans
	($ in thousands)
Construction and development	$16,007	18	$6,258	$(8,106)	$(1,626)	$(100)	$12,433	16
Commercial real estate — mortgage	4,743	6	3,713	(1,981)	(1,808)	(22)	4,645	8
Commercial and industrial	—	—	88	(80)	(8)	—	—	—
Residential real estate
Residential mortgage	8,054	12	5,038	(5,425)	(714)	(41)	6,912	21
Home equity and junior liens	—	—	952	(348)	—	—	604	3
Multi-family	—	—	1,697	—	—	—	1,697	1

Total residential real estate	8,054	12	7,687	(5,773)	(714)	(41)	9,213	25

Consumer and other	—	—	13	(3)	—	—	10	1

Total	$28,804	36	$17,759	$(15,943)	$(4,156)	$(163)	$26,301	50

At December 31, 2010 there were thirty-six loans considered collateral dependent with balances totaling approximately $28,804,000 as compared to fifty loans with balances totaling approximately $26,301,000 at September 30, 2011. Collateral dependent loans that are also reported as TDRs were approximately $22,214,000 at December 31, 2010 and approximately $20,179,000 at September 30, 2011. During the third quarter and first nine months of 2011 approximately $2,382,000 and $15,943,000, respectively, was charged off to the ALLL as a result of the write down of these collateral dependent loans based on management’s estimate of the net realizable proceeds from the short-term liquidation of the collateral as part of the strategy to reduce non-performing assets.

All TDRs are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. The table below presents the Company’s TDRs at September 30, 2011 and December 31, 2010.

	Troubled Debt Restructurings
	September 30,	December 31,
	2011	2010
	(in thousands)
In compliance with modified terms	$32,436	$35,752
30-89 days past due	16	—
Greater than 90 days past due	1,907	—
Nonaccrual	32,637	46,691

Total TDRs	$66,996	$82,443
The overall decrease in TDRs from December 31, 2010 to September 30, 2011 was primarily the result of charge-offs which were concentrated among the nonaccrual TDRs and the shift in the Bank’s strategy with respect to the renewal of TDRs described above. TDRs at September 30, 2011 were approximately 86.8% of total impaired loans. The TDRs related primarily to construction and development loans totaling approximately $25,874,000, or 33.5% of impaired loans, 1-4 family residential loans totaling approximately $18,358,000, or 23.8% of impaired loans and commercial real estate loans totaling approximately $17,545,000, or 22.7% of impaired loans.
The Bank’s allowance for loan losses as a percentage of total loans at September 30, 2011 and December 31, 2010 was as follows:

	Allowance for	Total	% of total
	loan losses	loans	loans
	($ in thousands)
As of:
September 30, 2011	$14,872	$334,735	4.44%
December 31, 2010	10,942	374,355	2.92%
Our allowance for loan losses increased approximately $3,930,000 during the first nine months of 2011 since provision for loan losses exceeded net charge-offs. The allowance for loan losses as a percentage of total loans and non-accrual loans at September 30, 2011 was 4.44% and 36.49%, respectively, compared to 2.92% and 20.64%, respectively, at December 31, 2010. The allowance for loan losses attributable to loans collectively evaluated for impairment, also identified as the general component and described in more detail in the following paragraph, increased 166 basis points during the first nine months of 2011 from 2.21% at December 31, 2010, to 3.87% at September 30, 2011. Management continues to evaluate and adjust our allowance for loan losses, and presently believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. Management believes the loans, including those loans that were delinquent at September 30, 2011, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given, however, that adverse economic circumstances, declines in real estate values or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.

Within the allowance, there are specific and general loss components as disclosed in more detail under Note 5. Loans and Allowance for Loan Losses. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-classified and classified non-impaired loans and is based on a five year loss migration analysis, updated quarterly, that tracks the five year historic progression of loans through the risk grade categories and indicates estimated loss ratios based on the Bank’s loan risk grading system for real estate and commercial and industrial loans. The loan categories comprise approximately 98.6% of loans at September 30, 2011 and December 31, 2010, and are segregated by Call Report classification and/or risk grade and are adjusted for certain environmental factors management believes to be relevant. The estimated loss ratio, weighted heavily for the most recent two years, is applied against each segregated classification. Consumer loans, which comprise approximately 1.4% of loans at September 30, 2011 and December 31, 2010, have an allowance established for non-classified and classified non-impaired loans based upon a five calendar year plus current year to date historical loss factor. This loss factor, also adjusted for certain environmental factors, is applied against the segregated categories that are determined by product type.
Past Due Loans
The following table presents the Bank’s delinquent and nonaccrual loans for the periods indicated:

	Past due 30 to		Past due 90 days
	89 days and still	% of total	or more and	% of total		% of total
	accruing	loans	still accruing	loans	Nonaccrual	loans
	($ in thousands)
As of September 30, 2011
Construction, land development and other land loans	$16	0.00%	$—	0.00%	$16,994	5.08%
Commercial real estate	279	0.08%	1,907	0.57%	9,720	2.90%
Consumer real estate	2,491	0.74%	342	0.10%	14,019	4.19%
Commercial loans	3,016	0.90%	—	0.00%	—	0.00%
Consumer loans	48	0.01%	—	0.00%	24	0.01%

Total	$5,850	1.75%	$2,249	0.67%	$40,757	12.18%

As of December 31, 2010
Construction, land development and other land loans	$265	0.07%	$—	0.00%	$27,929	7.46%
Commercial real estate	541	0.14%	413	0.11%	6,362	1.70%
Consumer real estate	1,130	0.30%	—	0.00%	18,647	4.98%
Commercial loans	—	0.00%	—	0.00%	67	0.02%
Consumer loans	68	0.02%	19	0.01%	—	0.00%

Total	$2,004	0.54%	$432	0.12%	$53,005	14.16%

Delinquent and nonaccrual loans at both September 30, 2011 and December 31, 2010 consisted primarily of construction and land development loans and commercial and consumer real estate loans. The Bank’s delinquent loan balances tend to fluctuate relative to, among other things, the seasonality and performance of the tourism industry in our market area. The increase in the balance of loans delinquent 30 to 89 days was primarily attributable to two loans totaling approximately $4 million, rather than a significant deterioration of the portfolio generally. Of these 2 loans, one was paid current shortly after quarter end. The other has been subject to ongoing evaluation through routine loan review and allowance for loan loss assessments as the proper course of action is determined. The increase in loans delinquent 90 days or more and still accruing was primarily attributable to one loan of approximately $2 million. This loan has also been under close review for some time as available workout options are considered. The decrease in nonaccrual loans was primarily the result of increased charge-offs related to our strategy change to more aggressively dispose of certain nonperforming assets. There continues to be stress in the local real estate market as discussed in more detail below. Certain nonaccrual loans are carried on a cash basis nonaccrual status until an acceptable payment history can be established to support placing the loan back on accrual. During this time, the loans continue to be reported as non-performing assets while payments are being collected.
Notwithstanding the general favorable trends in tourism in Sevier County, residential and commercial real estate sales continued to be weak during first nine months of 2011, following the same pattern that began during the second half of 2008 and continued throughout 2009 and 2010. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Price declines from 2009 to the present have had an adverse impact on overall real estate values. These trends have had the greatest effect on the construction and development and commercial real estate portfolios, resulting in the significant increase in nonaccrual loans beginning in 2009 and continuing through the first quarter of 2011, and the significant valuation allowance related to ORE that was recorded in the second quarter of 2011. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations.
Investment Securities
Our investment portfolio consists of U.S. Treasury securities, securities of U.S. government agencies, mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 16.7% of total assets at quarter-end, up from 15.7% at December 31, 2010, reflecting a slight decrease in investment securities coupled with a more substantial decrease in total assets during the first nine months of 2011. The approximately $1.4 million decrease in investment securities during the nine months ended September 30, 2011 was primarily attributable to fluctuations in pledging requirements related to the Bank’s secured liabilities. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. In addition to meeting pledging requirements for borrowings, we also use our investment securities portfolio to secure public deposits. The average yield on our investment securities portfolio during the first nine months of 2011 was 2.75% versus 2.28% for the first nine months of 2010 reflecting a shift in the composition of our portfolio. During the first nine months of 2010, the Bank was in the process of liquidating a significant portion of its investment securities portfolio as a result of decreased pledging requirements related to public funds deposits. Therefore, the majority of the segment intended for liquidation had been transferred to shorter term, more liquid but lower yielding investments. During the first nine months of 2011, the Bank’s portfolio allocation by type of security was more historically characteristic. Net unrealized gains (losses) on securities available for sale, included in accumulated other comprehensive income (loss), decreased by approximately $1,554,000, net of income taxes, during the first nine months of 2011 from a net unrealized loss of approximately $1,064,000 at December 31, 2010, to a net unrealized gain of approximately $490,000 at September 30, 2011.

Deposits
The table below sets forth the total balances of deposits by type as of September 30, 2011 and December 31, 2010, and the dollar and percentage change in balances over the intervening period:

	September 30,	December 31,	$	%
	2011	2010	change	change
	(in thousands)

Non-interest bearing accounts	$48,774	$47,638	$1,136	2.38%

NOW accounts	49,566	57,345	(7,779)	-13.57%

Money market accounts	53,117	49,701	3,416	6.87%

Savings accounts	22,863	23,734	(871)	-3.67%

Certificates of deposit	219,356	222,550	(3,194)	-1.44%

Brokered deposits	19,973	27,019	(7,046)	-26.08%

Individual retirement accounts	20,908	21,604	(696)	-3.22%

TOTAL DEPOSITS	$434,557	$449,591	$(15,034)	-3.34%
The balance in NOW accounts primarily consists of public funds deposits that are generally obtained through a bidding process under varying terms. Notable fluctuations in this category are fairly common and are dependent upon the cash flows of the various municipalities.
The decrease in certificates of deposit was the result of seasonal reductions. At September 30, 2011, brokered deposits represented approximately 4.6% of total deposits and management intends to seek to further reduce the level of brokered deposits approximately $3.4 million during the remainder of 2011 based on scheduled maturities. Because the Bank’s capital levels do not meet the minimum requirements specified in the OCC’s prompt corrective action regulations, and because higher capital levels have been specified in the Order, the Bank may not accept employee benefit plan deposits, may not accept, renew or roll over brokered deposits and may not pay interest on deposits at rates that are more than 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. As of September 30, 2011, brokered deposits maturing in the next 24 months totaled approximately $20.1 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities.
These deposit and interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers.
The total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for the nine-month period ended September 30, 2011 was 1.43%, down from 1.79% for the same period a year ago primarily reflecting the continued downward repricing of the Bank’s time deposits as they mature and are renewed at current market rates. Additionally, the average cost of interest bearing demand and savings deposits decreased due to rate reductions. Competitive pressures in our markets, however, have limited, and are likely to continue to limit, our ability to realize the full effect of the ongoing low interest rate environment.

Funding Resources, Capital Adequacy and Liquidity
Our funding sources primarily include deposits and repurchase accounts. The Bank, being situated in a market area that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County and Blount County is seasonably slower in the winter months. The Bank manages seasonal deposit outflows through its secured and unsecured Federal Funds lines of credit at several correspondent banks. Available lines totaled $30.5 million with $12.5 million secured and accessible as of September 30, 2011, and are available on one day’s notice. The Bank also has a cash management line of credit in the amount of $100 million from the FHLB as well as a line of credit from the Federal Reserve Discount Window that totaled approximately $11 million at September 30, 2011, none of which was borrowed as of that date. The borrowing capacity can be increased based on the amount of collateral pledged.
Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. Under the terms of the Order, the Bank will be required to achieve by February 24, 2012 and thereafter maintain a Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 12%. The 9% ratio is the same as that required by the OCC in an individual minimum capital requirement (“IMCR”) for the Bank effective in February 2010 and the 12% ratio is slightly below the 13% ratio required by the IMCR. As of September 30, 2011, the Bank failed to satisfy these ratios, as well as the requirements for being considered “adequately capitalized,” as described below.
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

	September 30,	December 31,
	2011	2010
Tier 1 Risk-Based Capital	2.99%	11.87%
Anticipated Regulatory Minimum	4.00%	4.00%

Total Risk-Based Capital	5.77%	13.27%
Anticipated Regulatory Minimum	8.00%	8.00%

Tier 1 Leverage	2.14%	8.34%
Anticipated Regulatory Minimum	4.00%	4.00%
The table below sets forth the Bank’s capital ratios as of the periods indicated.

	September 30,	December 31,
	2011	2010
Tier 1 Risk-Based Capital	5.78%	11.97%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%

Total Risk-Based Capital	7.06%	13.23%
Regulatory Minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%
Level required by the Order (see below)	12.00%	13.00%

Tier 1 Leverage	4.14%	8.41%
Regulatory Minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Level required by the Order (see below)	9.00%	9.00%
On October 27, 2011, the OCC issued the Order that, among other things, required the Bank to attain on or before February 24, 2012 and thereafter maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 12%. The 9% ratio was the same as in the Bank’s IMCR while the 12% ratio was a slight reduction from the 13% required under the IMCR. Prior to December 28, 2011, the Bank is required to submit to the OCC a capital plan to achieve these ratios, and if the OCC determines it has no supervisory objection to the capital plan, to implement it within five days. As noted above, the Bank had 4.14% of Tier 1 capital to average assets and 7.06% of total capital to risk-weighted assets at September 30, 2011 and thus substantially below the requirements. The Bank’s Tier 1 capital at September 30, 2011 was approximately $25,270,000 below the amount needed to meet the agreed-upon Tier 1 capital to average assets ratio of 9%. The Bank’s total risk-based capital at September 30, 2011 was approximately $18,385,000 below the amount needed to meet the agreed-upon total capital to risk-weighted assets ratio of 12%.
In addition to the capital requirements established under the Order, under the OCC’s prompt corrective action regulations, as discussed above, the Bank is treated as “significantly undercapitalized” because it has failed to submit an acceptable capital restoration plan under the OCC’s prompt corrective action regulations. Until is submits an acceptable capital restoration plan and the Company submits the required guarantee of the capital restoration plan, the Bank is subject to certain restrictions restricting payment of capital distributions or management fees, restricting asset growth, requiring prior approval of asset expansion proposals and limiting compensation paid to senior executive officers. In view of the substantial levels of capital required, the Board of Directors and management are exploring additional sources of capital and funding as well as the sale of control of the Company and/or the Bank to reach the required levels. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.

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
The Company’s primary source of liquidity is dividends paid to it by the Bank and cash that has not been injected into the Bank. The Bank is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of its net profits for that year, plus (2) its retained net profits of the preceding two years, less any required transfers to surplus. Given the losses experienced by the Bank during 2009, 2010 and 2011, the Bank currently may not, without the prior approval of the OCC, pay any dividends to the Company.
On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. Management cannot currently project the length of time it will be necessary to extend the deferral of these payments and therefore anticipates deferring payment indefinitely. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. At September 30, 2011, total interest accrued for these deferred payments was approximately $341,000.
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
Following is a summary of the commitments outstanding at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(in thousands)

Commitments to extend credit	$35,962	$41,155
Standby letters of credit	7,085	5,288

TOTALS	$43,047	$46,443
Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans increased by approximately $13,000 to approximately $7,717,000 at September 30, 2011, compared to commitments of approximately $7,704,000 at December 31, 2010, however; demand for these lines of credit remains low reflecting current economic conditions in our market.

Income Statement Analysis
The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):
Net Interest Income Analysis
For the Nine Months Ended September 30, 2011 and 2010
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Loans	$357,901	$401,061	$13,727	$15,772	5.13%	5.26%
Investment Securities:
Available for sale	88,522	121,594	1,739	1,976	2.63%	2.17%
Held to maturity	1,339	1,380	47	46	4.69%	4.46%
Equity securities	3,845	3,835	141	143	4.90%	4.99%

Total securities	93,706	126,809	1,927	2,165	2.75%	2.28%
Federal funds sold and other	15,431	25,874	30	51	0.26%	0.26%

Total interest-earning assets	467,038	553,744	15,684	17,988	4.49%	4.34%
Nonearning assets	63,439	74,423

Total Assets	$530,477	$628,167

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	104,794	123,908	747	1,031	0.95%	1.11%
Savings deposits	23,210	22,566	123	196	0.71%	1.16%
Time deposits	258,166	306,665	3,261	4,854	1.69%	2.12%

Total interest bearing deposits	386,170	453,139	4,131	6,081	1.43%	1.79%
Securities sold under agreements to repurchase	835	1,783	11	20	1.76%	1.50%
Federal Home Loan Bank advances and other borrowings	55,200	63,833	1,682	1,930	4.07%	4.04%
Subordinated debt	13,403	13,403	248	252	2.47%	2.51%

Total interest-bearing liabilities	455,608	532,158	6,072	8,283	1.78%	2.08%
Noninterest-bearing deposits	46,861	45,269	—	—

Total deposits and interest- bearings liabilities	502,469	577,427	6,072	8,283	1.62%	1.92%

Other liabilities	2,370	2,884
Shareholders’ equity	25,638	47,856

	$530,477	$628,167

Net interest income			$9,612	$9,705

Net interest spread (1)					2.71%	2.26%
Net interest margin (2)					2.75%	2.34%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

Net Interest Income Analysis
For the Three Months Ended September 30, 2011 and 2010
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Loans	$340,807	$394,470	$4,491	$5,353	5.23%	5.38%
Investment Securities:
Available for sale	90,537	86,852	569	586	2.49%	2.68%
Held to maturity	1,354	1,293	15	15	4.40%	4.60%
Equity securities	3,847	3,843	45	47	4.64%	4.85%

Total securities	95,738	91,988	629	648	2.61%	2.79%
Federal funds sold and other	24,947	37,512	14	24	0.22%	0.25%

Total interest-earning assets	461,492	523,970	5,134	6,025	4.41%	4.56%
Nonearning assets	58,773	75,343

Total Assets	$520,265	$599,313

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	105,891	95,186	237	253	0.89%	1.05%
Savings deposits	23,441	23,092	40	60	0.68%	1.03%
Time deposits	257,425	302,719	1,036	1,559	1.60%	2.04%

Total interest bearing deposits	386,757	420,997	1,313	1,872	1.35%	1.76%
Securities sold under agreements to repurchase	914	1,517	4	6	1.74%	1.57%
Federal Home Loan Bank advances and other borrowings	55,200	61,559	567	640	4.08%	4.12%
Subordinated debt	13,403	13,403	86	90	2.55%	2.66%

Total interest-bearing liabilities	456,274	497,476	1,970	2,608	1.71%	2.08%
Noninterest-bearing deposits	49,786	49,936	—	—

Total deposits and interest- bearings liabilities	506,060	547,412	1,970	2,608	1.54%	1.89%

Other liabilities	2,530	3,511
Shareholders’ equity	11,675	48,390

	$520,265	$599,313

Net interest income			$3,164	$3,417

Net interest spread (1)					2.70%	2.48%
Net interest margin (2)					2.72%	2.59%

(1)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.

(2)	Net interest margin is the result of annualized net interest income divided by average interest-earning assets for the period.

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
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2011 Compared to 2010
	Increase (decrease)
	due to change in
	Rate	Volume	Total
	(dollars in thousands)
Nine months ended September 30, 2011 and 2010
Income from interest-earning assets:
Interest and fees on loans	$(348)	$(1,697)	$(2,045)
Interest on securities	329	(567)	(238)
Interest on Federal funds sold and other	—	(21)	(21)

Total interest income	(19)	(2,285)	(2,304)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(202)	(155)	(357)
Interest on time deposits	(827)	(766)	(1,593)
Interest on other borrowings	6	(267)	(261)

Total interest expense	(1,023)	(1,188)	(2,211)

Net interest income	$1,004	$(1,097)	$(93)

Three months ended September 30, 2011 and 2010
Income from interest-earning assets:
Interest and fees on loans	$(130)	$(732)	$(862)
Interest on securities	(45)	26	(19)
Interest on Federal funds sold and other	(2)	(8)	(10)

Total interest income	(177)	(714)	(891)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(65)	29	(36)
Interest on time deposits	(288)	(235)	(523)
Interest on other borrowings	(12)	(67)	(79)

Total interest expense	(365)	(273)	(638)

Net interest income	$188	$(441)	$(253)

The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Nine months ended				Three months ended
	9/30/11	9/30/10	$ change	% change	9/30/11	9/30/10	$ change	% change
	(dollars in thousands)
Interest income:
Loans	$13,727	$15,772	(2,045)	-12.97%	$4,491	$5,353	(862)	-16.10%
Securities	1,927	2,165	(238)	-10.99%	629	648	(19)	-2.93%
Fed funds sold/other	30	51	(21)	-41.18%	14	24	(10)	-41.67%

Total Interest income	15,684	17,988	(2,304)	-12.81%	5,134	6,025	(891)	-14.79%
Interest Expense:
Deposits	4,131	6,081	(1,950)	-32.07%	1,313	1,872	(559)	-29.86%
Other borrowed funds	1,941	2,202	(261)	-11.85%	657	736	(79)	-10.73%

Total interest expense	6,072	8,283	(2,211)	-26.69%	1,970	2,608	(638)	-24.46%

Net interest income	9,612	9,705	(93)	-0.96%	3,164	3,417	(253)	-7.40%
Provision for loan losses	23,865	702	23,163	3299.57%	3,502	156	3,346	2144.87%

Net interest income after provision for loan losses	(14,253)	9,003	(23,256)	-258.31%	(338)	3,261	(3,599)	-110.36%
Noninterest income	(1,662)	4,984	(6,646)	-133.35%	1,150	1,530	(380)	-24.84%
Noninterest expense	13,399	13,312	87	0.65%	4,373	4,471	(98)	-2.19%

Net income (loss) before income tax benefit	(29,314)	675	(29,989)	-4442.81%	(3,561)	320	(3,881)	-1212.81%
Income tax benefit	(859)	(147)	(712)	-484.35%	(340)	(31)	(309)	-996.77%

Net income (loss)	$(28,455)	$822	$(29,277)	-3561.68%	$(3,221)	$351	$(3,572)	-1017.66%

Net Interest Income and Net Interest Margin
Interest Income
The interest income and fees earned on loans are the largest contributing element of interest income. The decrease in this component of interest income for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily the result of a decrease in the volume of average loans as well as a decrease in the average rate earned on loans. Average loans outstanding decreased approximately $43,160,000, or 10.8%, from September 30, 2010 to September 30, 2011. The decrease in the average yield on loans was the result of several factors including the increase in TDRs involving interest rate concessions and the continued significant level of average non-accrual loans as a percentage of our loan portfolio, as presented in more detail below under Net Interest Margin. Interest income on securities decreased during the nine-month period ended September 30, 2011 as compared to the same period in 2010 due to the approximately $33,103,000, or 26.1%, decrease in the volume of average securities from September 30, 2010 to September 30, 2011. Partially offsetting the reduction in volume, the yield earned on securities increased 47 basis points during the first nine months of 2011 as compared to the same period in 2010 reflecting a redistribution of the portfolio from lower to higher yielding investments at September 30, 2011 when compared to September 30, 2010. Additionally, interest income on federal funds sold/other decreased due to a decrease in the average balance outstanding.
Interest income decreased for the three-month period ended September 30, 2011 as compared to the three-month period ended September 30, 2010 as a result of the same factors mentioned in the above paragraph. However, the yield earned on investment securities decreased 18 basis points during the third quarter of 2011 when compared to the third quarter of 2010. This caused a net decrease in interest income despite the approximately $3,750,000, or 4.1%, increase in the average volume of securities outstanding for the periods compared.

Interest Expense
The decrease in interest expense for the nine months ended September 30, 2011 as compared to the same period in 2010 was attributable to the reduction in both the volume and the average cost of the Bank’s interest-bearing liabilities, predominantly the volume and cost of time and interest bearing demand deposits. The average balance of total interest bearing deposits, the largest component of interest-bearing liabilities, decreased approximately $66,969,000, or 14.8%, for the first nine months of 2011 compared to the first nine months of 2010. Additionally, the average rate paid on total interest bearing deposits decreased 36 basis points between the two periods contributing to the net decrease in deposit interest expense. Interest expense on FHLB advances and other borrowings decreased during the nine-month period ended September 30, 2011 compared to the same period in 2010 due to a decrease in the average borrowed funds balance of approximately $8,633,000, or 13.5%, during the periods compared. The average rate paid on these liabilities increased 3 basis points, slightly offsetting the reduction in interest expense. During the first nine months of 2010, we had, from time to time, borrowings outstanding from the Federal Reserve Discount Window. These borrowings generally cost less than our outstanding FHLB advances, consequently reducing the average cost of this category during the first nine months of 2010 as compared to the same period in 2011. The average balance of subordinated debentures was unchanged from September 30, 2010 to September 30, 2011. The average cost of these subordinated debentures decreased 4 basis points, therefore, the related interest expense decreased for the periods compared.
Interest bearing deposits consist of interest bearing demand deposits, savings and time deposits. As stated above, the cost of our interest bearing deposits decreased for the first nine months of 2011 compared to the first nine months of 2010. The largest factor contributing to the overall reduction in expense was the 43 basis point reduction in the average rate paid on time deposits from the first nine months of 2010 to the first nine months of 2011, followed by a reduction in the average balance of these time deposits of approximately $48,499,000, or 15.8%, between the periods compared. Additionally, the average balance of interest bearing demand deposits decreased approximately $19,114,000, or 15.4%, during the first nine months of 2011 when compared to the first nine months of 2010, primarily due to a decrease in average public funds deposits resulting from management’s 2009 strategic initiative that involved not bidding to retain the deposits of certain municipal entities. The rate paid on these deposits decreased 16 basis points during the same time period.
Interest expense decreased for the three-month period ended September 30, 2011 as compared to the three-month period ended September 30, 2010 as a result of the same factors mentioned in the above paragraph.
Net Interest Income
The decrease in net interest income before the provision for loan losses for the three- and nine-month periods ended September 30, 2011 when compared to the same periods in 2010 was primarily the result of a decrease in interest income, mostly related to loans and securities. Decreases in interest expense, primarily for deposits and FHLB advances, largely offset the decrease in interest income so that the overall decrease in net interest income was less significant than either of its components considered separately. Net interest income for the two periods was also influenced by decreases in the volume of interest-earning assets and interest-bearing liabilities as well as changes in rates earned and paid on these interest-sensitive balances.

Net Interest Margin
Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, increased 13 and 41 basis points, respectively, for the third quarter and first nine months of 2011 compared to the same periods in 2010. The increase in our net interest margin reflects an increase in the average spread during the first nine months of 2011 between the rates we earned on our interest-earning assets, which had an increase in overall yield of 15 basis points to 4.49% at September 30, 2011, as compared to 4.34% at September 30, 2010, and the rates we paid on interest-bearing liabilities, which had a decrease of 30 basis points in the overall rate to 1.78% at September 30, 2011, versus 2.08% at September 30, 2010. During the third quarter of 2011, our interest-earning assets had a decrease in overall yield of 15 basis points to 4.41% at September 30, 2011, as compared to 4.56% at September 30, 2010, while our interest-bearing liabilities had a more substantial decrease of 37 basis points in the overall rate to 1.71% at September 30, 2011, versus 2.08% at September 30, 2010.
Our net interest margin continues to be negatively impacted by the high level of nonaccrual loans as well as TDRs involving interest rate concessions. The following table presents the average balances and net changes for loans, nonaccrual loans and TDRs, as well as the ratio of nonaccrual loans and TDRs to total loans for the three and nine months ended September 30, 2011 and 2010.

	9/30/11	9/30/10	$ change	% change
	(dollars in thousands)
Nine months ended
Average loans	357,901	401,061	(43,160)	-10.76%
Average nonaccrual loans	48,935	58,503	(9,568)	-16.35%
Average TDRs	74,114	60,245	13,869	23.02%

Average nonaccrual loans / average loans	13.7%	14.6%

Average TDRs / average loans	20.7%	15.0%

Three months ended
Average loans	340,807	394,470	(53,663)	-13.60%
Average nonaccrual loans	42,822	64,313	(21,491)	-33.42%
Average TDRs	71,342	78,624	(7,282)	-9.26%

Average nonaccrual loans / average loans	12.6%	16.3%

Average TDRs / average loans	20.9%	19.9%
The adverse effects of carrying these underperforming assets will continue as long as and to the extent that the average balances of nonaccrual loans and TDRs remain elevated.

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
As mentioned above in the section titled Allowance for Loan Losses, management determines the necessary amount, if any, to increase the allowance account through the provision for loan losses. Although total loans decreased approximately $40 million during the first nine months of 2011, the increased level of provision for loan loss expense during the third quarter and first nine months of 2011 was due to increased charge-offs, the majority of which were associated with our strategy to aggressively liquidate certain nonperforming assets. The resulting recorded values reflect continued deterioration in the real estate segment of the Company’s loan portfolio, particularly construction and land development, as well as the persistently slow economic conditions. Continuing reductions in property values and the reduced volume of sales of developed and undeveloped land has led to an increase of impaired loans determined to be collateral dependent. As the collateral value for these land loans has declined significantly during 2010 and into 2011, related charge-offs and provision expense have been incurred. Notwithstanding the assessments made as part of our liquidation strategy, management has continued its ongoing review of the loan portfolio with particular emphasis on construction and land development loans and while we believe we have identified and adequately provided for losses present in the loan portfolio, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to the loan portfolio, such as conditions in the local and national economy and the local real estate market, could have an added adverse impact and require additional provision expense and higher allowance levels.

The following table summarizes our loan loss experience and provision for loan losses for the three and nine months ended September 30, 2011 and 2010.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Charge-offs:
Construction and land development	$8,987	$679	$1,367	$162
Equity Lines of Credit	252	174	—	93
Residential 1-4 family	7,310	188	501	12
Second mortgages	828	45	234	—
Residential multifamily	2	—	—	—
Commercial real estate	2,479	831	776	131
Commercial loans	118	222	37	11
Consumer loans	236	248	99	33
Recoveries:
Construction and land development	(113)	(390)	(96)	(2)
Equity Lines of Credit	(11)	(3)	(10)	(2)
Residential 1-4 family	(19)	(30)	(16)	(30)
Second mortgages	(30)	—	(30)	—
Residential multifamily	(2)	—	—	—
Commercial real estate	(68)	—	(19)	—
Commercial loans	(13)	—	(13)	—
Consumer loans	(20)	(47)	(10)	(17)

Net charge-offs	19,936	1,917	2,820	391

Average balance of loans outstanding	357,901	401,061	340,807	394,470
Annualized net charge-offs as % of average loans	7.45%	0.64%	3.28%	0.39%
Provision for loan losses	23,865	702	3,502	156
As noted in the table above, the majority of net charge-offs during the third quarter and first nine months of 2011 were related to construction and land development loans followed by residential 1-4 family real estate loans. As discussed above, the large volume of charge-offs are the result of management’s initiative to begin clearing up certain non-performing assets more expeditiously than was previously anticipated.
Non-Interest Income
Non-interest income represents the total of all sources of income, other than interest-related income, which are derived from various service charges, fees and commissions charged for bank services. The decrease in non-interest income for the three and nine months ended September 30, 2011, was primarily attributable to the net loss on ORE. During the second quarter of 2011, in an effort to liquidate certain nonperforming assets, management enacted a strategy that involved recording a significant valuation allowance against its ORE portfolio as discussed under Loans. The approximately $4.6 million valuation allowance recorded during the second quarter of 2011 was primarily recognized as a loss on ORE. An additional ORE valuation allowance of approximately $206,000 was recorded during the third quarter of 2011. Non-interest income also decreased during the periods compared due to nonrecurring investment gains recognized during 2010, related to management’s strategy to manage liquidity and pledging requirements discussed in more detail above under Investment Securities. Investment gains were a less significant part of non-interest income for the quarter and nine months ended September 30, 2011. The decrease in non-interest income for the three and nine month periods ended September 30, 2011 was also affected by a reduction in deposit service charges, primarily non-sufficient fee income from overdrafts of demand deposit accounts, as well as a decrease in other noninterest income which was largely the result of a decrease in income generated by the Bank’s investment in Appalachian Fund for Growth II, LLC.

The following table presents the main components that make up the changes in non-interest income:

	Nine months ended				Three months ended
	9/30/11	9/30/10	$ change	% change	9/30/11	9/30/10	$ change	% change
	(dollars in thousands)
Net gain (loss) on other real estate	$(4,717)	$283	(5,000)	-1766.78%	$(23)	$51	(74)	-145.10%
Investment gains and losses, net	198	1,511	(1,313)	-86.90%	150	319	(169)	-52.98%
Service charges on deposit accounts	1,098	1,246	(148)	-11.88%	352	401	(49)	-12.22%
Other noninterest income	609	718	(109)	-15.18%	276	284	(8)	-2.82%
Gain on sale of mortgage loans	48	122	(74)	-60.66%	7	53	(46)	-86.79%
Other fees and commissions	1,102	1,104	(2)	-0.18%	388	422	(34)	-8.06%
Non-Interest Expense
Total non-interest expense represents the total costs of operating overhead, such as salaries, employee benefits, building and equipment costs, telephone costs and marketing costs. Non-interest expense increased for the nine months ended September 30, 2011 as compared to the first nine months of 2010, but decreased during the third quarter of 2011 as compared to the third quarter of 2010. During each period, there was an increase in FDIC assessment expense and a decrease in other expenses related to a nonrecurring FHLB pre-payment penalty recorded during the third quarter of 2010. The increase in consultant/advisory and legal fees for the nine months ended September 30, 2011 as compared to the same period in 2010 is primarily related to the Company’s pursuit of capital development opportunities as well as the Bank’s efforts to comply with the formal written agreement. Salary and employee benefit expenses decreased for the nine months ended September 30, 2011, which is the result of several cost cutting measures implemented during the first quarter of 2010 including staff reductions as well as reductions in remaining employees’ salaries, health insurance costs, 401(k) match expenses and fees paid to members of the board of directors, among other things. Salary and employee benefit expenses increased for the third quarter of 2011 primarily due to an increase in deferred compensation expense as well as a one-time reversal of an accrued bonus expense recorded during the third quarter of 2010. Additionally, ORE expense related to maintenance and upkeep of our foreclosed properties decreased for the three and nine-month periods ended September 30, 2011 as compared to the same periods during 2010.

The following table presents the main components that make up the changes in non-interest expense:

	Nine months ended				Three months ended
	9/30/11	9/30/10	$ change	% change	9/30/11	9/30/10	$ change	% change
	(dollars in thousands)
Salaries and employee benefits	$6,051	$6,314	(263)	-4.17%	$2,039	$1,883	156	8.28%
FDIC assessment expense	1,227	931	296	31.79%	431	319	112	35.11%
Occupancy expenses	1,351	1,318	33	2.50%	448	450	(2)	-0.44%
Other operating expenses:
Consultant/advisory fees	325	196	129	65.82%	39	95	(56)	-58.95%
Legal fees	251	106	145	136.79%	20	19	1	5.26%
Other real estate expense	469	484	(15)	-3.10%	154	156	(2)	-1.28%
FHLB pre-payment penalty	—	350	(350)	-100.00%	—	350	(350)	-100.00%
Income Taxes
The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2011 and 2010 is presented in the following table:
Provision for Income Taxes and Effective Tax Rates
(dollars in thousands)

	Nine months ended		Three months ended
	9/30/11	9/30/10	9/30/11	9/30/10
Provision expense (benefit)	(859)	(147)	(340)	(31)
Pre-tax income (loss)	(29,314)	675	(3,561)	320
Effective tax rate	2.93%	-21.78%	9.55%	-9.69%
During the third quarter and first nine months of 2011, the Bank’s effective income tax rate was primarily the result of continued adjustments to the deferred tax asset valuation allowance. Recording a valuation allowance requires recognition of tax expense which, if large enough and when applied to a pretax loss, causes a negative effective tax rate. During the three and nine months ended September 30, 2011, a more significant income tax benefit would have typically been recognized based on the Company’s pre-tax net loss. However, we recorded a deferred tax asset valuation allowance that was large enough to offset a substantial amount of the tax benefit generated by the net loss. Additionally, tax exempt income has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income. During the third quarter and first nine months of 2010, the Bank’s tax exempt income was enough to offset its taxable income resulting in a net tax benefit during each period and a negative effective tax rate. Tax exempt income effectively reduces the statutory tax rate and, as was the case for the three and nine months ended September 30, 2010, can potentially reduce the rate below zero.
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

The Company had net deferred tax assets of approximately $719,000 as of September 30, 2011. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of increased credit losses, the Company entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its deferred tax assets was based on taxable income in prior carry back years. The Company did not consider future taxable income in determining the realizability of its deferred assets. During the third quarter and first nine months of 2011, we recorded an additional valuation allowance of approximately $1,048,000 and $10,523,000, respectively. The timing of the reversal of the valuation allowance is dependent on our assessment of future events and will be based on the circumstances that exist as of that future date.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Commission, under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
During Management’s assessment of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act at December 31, 2010, the following deficiencies were noted: 1) Loans determined to be collateral dependent were not properly identified in a timely manner which created a material internal control deficiency. Procedures have been put in place by the Bank’s Special Assets Department to ensure loans that are dependent upon the sale of the underlying collateral for repayment are properly identified and documented when the determination is made the loan is collateral dependent and this information is incorporated in the allowance for loan loss calculation. 2) Appraisals and appraisal reviews from an independent third-party appraiser or collateral valuations performed internally for loans determined to be collateral dependent were not ordered, received or reviewed prior to the reporting date which could result in overstatement of loans and income and understatement of the provision for loan losses, charge off and the allowance for loan losses. The Special Assets Department has created procedures and updated the Appraisal Policy to address this deficiency. The remediation plan for these internal control deficiencies is noted below. Other than the items noted above, during the third quarter of 2011 there were no other changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Except as set forth below and in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010:
Our inability to accept, renew or roll over brokered deposits without the prior approval of the FDIC could adversely affect our liquidity.
As of September 30, 2011, we had approximately $20 million in brokered certificates of deposit which represented approximately 5% of our total deposits. As long as it is not “adequately capitalized,” the Bank may not accept, renew or roll over any brokered deposits or accept any employee benefit plan deposits. As of September 30, 2011, brokered deposits maturing in the next 24 months totaled approximately $20 million. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the Federal Reserve Bank of Atlanta; overnight federal funds sold to correspondent banks; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. Because the Bank is treated as “significantly undercapitalized,” it is also not permitted to offer to pay interest on deposits at rates that are more than 75 basis points above the “national rate.” These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept employee benefit plan deposits, to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the “national rate” could adversely affect our liquidity.
As the Bank’s capital levels decline, the amount that it can lend any one borrower is reduced.
As the Bank’s capital levels decline, the amount that it can lend any one borrower is reduced. At September 30, 2011, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $5,460,000. As the Bank’s capital levels have declined, its legal lending limit has been reduced. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decided to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.
An inability to improve our regulatory capital position could adversely affect our operations and future prospects.
Our ability to remain in operation as a financial institution is dependent on our ability to raise sufficient capital or reduce our assets to improve our regulatory capital position. At September 30, 2011, the Bank was classified as “undercapitalized,” which restricts its operations. Under the prompt corrective action regulations, the Bank submitted a capital restoration plan with the OCC, but on October 21, 2011, the OCC advised the Bank that such capital restoration plan was not acceptable. Therefore, the Bank will continue to be treated as “significantly undercapitalized” until such time as it submits an acceptable capital restoration plan and such capital restoration plan is in fact accepted by the OCC. Also, the Company will be required to guarantee the Bank’s capital restoration plan before it can be accepted by the OCC. If the Bank fails to comply with the terms of the capital restoration plan that is accepted by the OCC, the Company will be obligated to pay to the Bank the lesser of five percent of the Bank’s total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all adequately capitalized standards at the time it failed to comply. The Company is exploring potential strategic transactions that could provide additional capital for the Bank, including private equity financing, issuance of shares to existing shareholders or other strategic transactions such as sale of control of the Company. The Bank believes that it is unlikely the OCC will accept its capital restoration plan unless there is substantial assurance such plan will be accomplished, and it likely the Bank will continue to be subject to the restrictions imposed by the prompt corrective action regulations.

In order for the Bank to achieve and maintain capital levels above those that the Bank is required by the Order to maintain, we will have to raise additional capital.
The Bank is required by the Order to achieve and maintain a Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 12% by February 24, 2012. The Bank currently fails to satisfy this requirement, as well as the requirements for being considered “adequately capitalized,” as of September 30, 2011. In order to achieve these capital levels, we will be required to raise additional capital. Our ability to raise additional capital depends to a significant extent on our financial performance and on forces outside of our control. Accordingly, we may not be able to raise the capital necessary to ensure that the Bank achieves the capital maintenance requirements of the Order. If the Bank is unable to achieve these capital requirements, it may face additional regulatory constraints and the ability of the Bank to continue as a going concern may be materially impaired.

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

MOUNTAIN NATIONAL BANCSHARES, INC.
Date: November 18, 2011	/s/ Dwight B. Grizzell
Dwight B. Grizzell
President and Chief Executive Officer

Date: November 18, 2011	/s/ Richard A. Hubbs
Richard A. Hubbs
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Charter of the Company (1)

3.2	Amended and Restated Bylaws of the Company, as amended (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-168281) as filed with the Securities and Exchange Commission on July 22, 2010.

(2)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2010.