Form 10-K
period 2011-12-31
MOUNTAIN NATIONAL BANCSHARES INC
filed 2013-01-31
CIK 1177070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,131,763.

There were 2,631,611 shares of Common Stock outstanding as of December 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOUNTAIN NATIONAL BANCSHARES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

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

•

the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates due to our inability to properly classify loans and identify loans as collateral dependent;

•

the risks of divestitures, including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains and/or expense savings from such transactions;

•	the effects of failing to comply with our regulatory commitments, including those contained in the consent order our bank subsidiary entered into on October 27, 2011 (the “Consent Order”);

•	our and our bank subsidiary’s ability to maintain our capital levels above those levels that would result in our bank subsidiary being closed;

•	our ability to raise sufficient amounts of capital to enable our bank subsidiary to achieve the capital commitments it has made to its primary regulators;

•	the inability to comply with regulatory capital requirements, including those resulting from recently proposed changes to capital methodologies and required capital maintenance levels;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•

the effects on deposit liabilities and liquidity as a result of the restrictions on our bank subsidiary’s ability to pay interest on deposits above certain national rate caps as a result of our bank subsidiary entering into the Consent Order;

•	results of regulatory examinations;

•	the remediation efforts related to the Company’s material weakness in internal control over financial reporting;

•	the ability to raise additional capital or return the Company and Bank to a profitable status;

•	the prepayment of FDIC insurance premiums and higher FDIC assessment rates;

•

the effects of negative publicity, including as a result of our announcing that our bank subsidiary had entered into the Consent Order and that the Company had entered into a written agreement with the Federal Reserve Bank of Atlanta (the “FRB-Atlanta”);

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

For the purposes of the discussions in this report, the words “we,” “us,” and “our” refer to the combined entities of the Company and the Bank unless otherwise indicated or evident. The Company’s main office is located at 300 East Main Street, Sevierville, Tennessee 37862. The Company was incorporated as a business corporation in March 2002 under the laws of the State of Tennessee for the purpose of acquiring 100% of the issued and outstanding shares of common stock of the Bank. Effective July 1, 2002, the Company and the Bank entered into a reorganization pursuant to which the Company acquired 100% of the outstanding shares of the Bank and the shareholders of the Bank became the shareholders of the Company. In June 2003, the Company received approval from the FRB-Atlanta to become a bank holding company.

At December 31, 2011, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

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

We offer a variety of retail banking services. We seek savings and other time and demand deposits from consumers and businesses in our primary market area by offering a full range of deposit accounts, including savings, demand deposit, retirement, including individual retirement accounts, or “IRA’s,” and professional and checking accounts, as well as certificates of deposit. We use the deposit funds we receive to originate mortgage, commercial and consumer loans, and to make other authorized investments. In addition, we currently maintain 18 full-service ATMs throughout our market area. Because the Bank is a member of a number of payment systems networks, Bank customers may also access banking services through ATMs and point of sale terminals throughout the world. In addition to traditional deposit-taking and lending services, we also provide a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans.

The banking industry is significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at commercial banks are influenced by economic conditions, including interest rates and competing investment instruments, levels of personal income and savings, among others. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing and commercial properties, conditions in the construction industry, local economic and seasonal factors and availability of funds. Our primary sources of funding for lending activities include savings and demand deposits, income from investments, loan principal payments and borrowings. For additional information relating to our deposits and loans, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Commercial Lending. We originate secured and unsecured loans for commercial, corporate, business and agricultural purposes, and we engage in commercial real estate activities consisting of loans for hotels, motels, restaurants, retail store outlets and service providers such as insurance agencies. Currently, we concentrate our commercial lending efforts on originating loans to small businesses for purposes of providing working capital, capital improvements, and construction and leasehold improvements. These loans typically have one-year maturities, if they are unsecured loans, or, in the case of small business loans secured by real estate, have an average maturity of approximately two years.

Commercial lending, while generally considered to involve a higher degree of credit risk than long-term financing of residential properties, generally provides higher yields and greater interest rate sensitivity than do residential mortgage loans. Commercial loans are generally adjustable rate loans or loans that have short-term maturities of one to five years. The higher risks inherent in commercial lending include risks specific to the business venture, delays in leasing the collateral and excessive collateral dependency, vacancy, delays in obtaining or inability to obtain permanent financing and difficulties we may experience in exerting influence over or acquiring the collateral following a borrower’s default. Moreover, commercial loans often carry larger loan balances to single borrowers or groups of related borrowers than do residential real estate loans. With respect to commercial real estate lending, the borrower’s ability to make principal and interest payments on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. We attempt to mitigate the risks inherent in commercial lending by, among other things, securing our loans with adequate collateral and extending commercial loans only to persons located in our primary market area.

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

Secondary Market Activities. We engage in secondary mortgage market activities, principally the sale of certain residential mortgage loans on a servicing-released basis, subject to market conditions. Secondary mortgage market activities permit us to generate fee income and sale income to supplement our principal source of income - net interest income resulting from the interest margin between the yield on interest-earning assets like loans and investment securities and the interest paid on interest-bearing liabilities such as savings deposits, time deposit certificates and funds borrowed by the Bank.

From time to time we originate a limited number of permanent, conventional residential mortgage loans that we sell on a servicing-released basis to private institutional investors such as savings institutions, banks, life insurance companies and pension funds. We originate these loans on terms and conditions similar to those required for sale to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”), except that we occasionally offer these loans with higher dollar limits than are permissible for FHLMC or FNMA-eligible loans.

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

Loan Delinquencies and Defaults. When a borrower fails to make a required loan payment for 30 days, we classify the loan as delinquent. If the delinquency exceeds 90 days and is not cured through the Bank’s normal collection procedures, we institute more formal recovery efforts. If a foreclosure action is initiated and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial or trustee sale at which, in some instances, the Bank acquires the property. Thereafter, such acquired property is recorded in the Bank’s records as “other real estate owned” (“OREO”) until the property is sold. In some cases, we may finance sales of OREO, which may involve our origination of “loans to facilitate” that typically involve a lower down payment, a lower interest rate and/or a longer term.

Investment Activities

Our investment securities portfolio is an integral part of our total assets and liabilities management strategy. We use our investments, in part, to further our interest rate risk management objective of reducing our sensitivity to interest-rate fluctuations. Our primary objective in making investment determinations with respect to our securities portfolio is to achieve a high degree of maturity and rate matching between these assets and our interest-bearing liabilities. In order to achieve this goal, we concentrate our investments, which constituted approximately 19% of our total assets at December 31, 2011, in U.S. government securities or other securities of similar low risk. The U.S. government and other investment-grade securities in which we invest typically have maturities ranging from 30 days to 30 years.

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

Deposits. We offer a variety of programs designed to attract both short-term and long-term deposits from the general public in our market areas. These programs include savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts, fixed-rate and variable-rate certificate of deposit accounts of varying maturities, retirement accounts and certain other accounts. We particularly focus on promoting long-term deposits, such as IRA accounts and certificates of deposit. Additionally, we historically have used brokered deposits that are comparable to our traditional certificates of deposit; however, management has significantly to reduced its reliance on this source of wholesale funding as required by the consent order (the “Consent Order”), as discussed in more detail below under Bank Regulation.

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

On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock.

Competition

We face significant competition in our primary market areas from a number of sources, including eight commercial banks and one savings institution in Sevier County and twelve commercial banks and one savings institution in Blount County. As of June 30, 2011, there were 60 commercial bank branches and three savings institutions branches located in Sevier County and 56 commercial bank branches and one savings institution branch located in Blount County.

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

Employees

We currently employ a total of 143 employees, including 138 full time employees. We are not a party to any collective bargaining agreements with our employees, and we consider relations with our employees to be good.

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

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms have been implemented over the course of 2011 through regulations adopted by various federal banking and securities regulations, and additional regulations are expected to be implemented in 2012 and beyond. This law has begun to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. A broad range of new rules and regulations by various federal agencies have been adopted (with more to come) and, consequently, many details and much of the impact of this act may not be known for many months or years.

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

Under the Dodd-Frank Act and previously under Federal Reserve policy a bank holding company is required to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

The OCC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: (i) management’s ability to identify, measure, monitor, and control market risk; (ii) the institution’s size; (iii) the nature and complexity of its activities and its risk profile; and (iv) the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

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

In October 2011, the Bank accepted a Stipulation and Consent (the “Consent”) of the Bank to the issuance of the Consent Order by the OCC.

Under the terms of the Consent Order, the Bank agreed to take the following actions:

•	Maintain a Board committee to oversee the Bank’s compliance with the Consent Order;

•

Develop, within 60 days of the date of the Consent Order, a strategic plan covering at least a three-year period that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives;

•

Develop and implement, within 60 days of the date of the Consent Order, a capital plan that increases the Bank’s Total risk-based capital ratio and Tier 1 capital ratio to at least 12% and 9%, respectively;

•

Prepare and submit, within 90 days of the date of the Consent Order, a written assessment of the capabilities of certain of the Bank’s officers and, if the Board of Directors of the Bank determines an officer’s performance needs improvement, implement a written program to improve the officer’s performance, skills and abilities;

•

Ensure adherence to the Bank’s written program to reduce and manage the high level of credit risk in the Bank, and at least quarterly prepare a written assessment of the Bank’s credit risk and the Bank’s adherence to the program;

•	Implement and adhere to a written program designed to protect the Bank’s interest in those assets criticized as “doubtful”, “substandard” or “special mention”;

•

Not extend, directly or indirectly, any additional credit to any borrower whose loans or other extensions of credit are criticized and whose aggregate loans and extensions of credit exceed $250,000, unless the Board of Directors of the Bank makes certain determinations;

•

Establish, within 60 days of the date of the Consent Order, an effective independent and ongoing independent loan review program to review, at least semi-annually, the Bank’s loan portfolio, to assure timely identification and categorization of problem credits;

•	Maintain and adhere to a written policy and procedures for the maintenance of an adequate Allowance for Loan and Lease Losses;

•	Adopt, implement and ensure adherence to an independent, risk-based audit program of all Bank operations and ensure immediate actions are undertaken to remedy deficiencies cited in audit reports;

•	Revise and maintain, within 60 days of the date of the Consent Order, a comprehensive liability risk management program; and

•	Agree to certain limitations on third party contracts.

If the Bank fails to comply with the requirements of the Consent Order, the OCC may impose additional limitations, restraints, commitments or conditions on the Bank. As noted below under “Capital,” the Bank’s ratio of Tier 1 capital to average assets was 2.10% and its ratio of total capital to risk-weighted assets ratio was 4.35% at December 31, 2011 and thus failed to satisfy either of the capital ratios required by the Consent Order. Failure to satisfy such requirement could result in further enforcement action by the OCC. All actions are continuous and subject to review and revision by the OCC.

On November 16, 2011, the Company entered into a Written Agreement (the “Agreement”) with the FRB-Atlanta. Pursuant to the terms of the Written Agreement, the Company has agreed with the FRB-Atlanta that: (i) its board of directors shall take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Formal Agreement entered into with the OCC on June 2, 2009 and any other supervisory action taken by the OCC; (ii) the Company shall not declare or pay any dividends without the prior written approval of the FRB-Atlanta and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) the Company shall not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the FRB-Atlanta; (iv) the Company and its nonbank subsidiaries shall not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB-Atlanta and the Director; (v) the Company and its nonbank subsidiaries shall not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the FRB-Atlanta; (vi) the Company shall not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the FRB-Atlanta; and (vii) within 60 days of this Agreement, the Company shall submit to the FRB-Atlanta an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis. The Company is also required to comply with certain notice and approval requirements in connection with director and senior executive officer appointments and is subject to certain restrictions on indemnification and severance payments. In addition, the Company must submit quarterly progress reports to the FRB-Atlanta.

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

Several major regulatory and legislative initiatives adopted and revised by the Dodd-Frank Act, have had, and could continue to have, significant future impacts on our business and financial results. Amendments to Regulation E, which implement the Electronic Fund Transfer Act (the “EFTA”), involve changes to the way banks may charge overdraft fees by limiting our ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents to payment of overdrafts for those transactions. Additional amendments to the EFTA include the “Durbin Act,” which limits debit card interchange fees that banks may charge merchants.

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

Sarbanes-Oxley Act

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board thereunder. In particular, we are required to include management reports on internal controls as part of our annual reports that we file with the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act. We have spent significant amounts of time and money on compliance with these rules and anticipate a similar burden going forward. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.

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

Given the losses experienced by the Bank during 2010 and 2011, the Bank may not, without the prior approval of the OCC, pay any dividends to the Company until such time that current year profits exceed the net losses and dividends of the prior two years. Moreover, the Bank and the Company are prohibited from paying dividends without the consent of their primary regulators pursuant to the terms of the Consent Order and the Agreement, respectively. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses. Accordingly, until such time as it may receive dividends from the Bank, the Company must service its interest payment on its subordinated indebtedness from its available cash balances, if any.

On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock. The Company may defer the payment of dividends on its subordinated debentures for up to 20 consecutive quarters without the failure to pay such dividends constituting an event of default. Thereafter, the failure to pay such dividends would, unless all accrued and unpaid dividends are paid, constitute an event of default which would allow the holders of such subordinated debentures, or the associated trust preferred securities, to accelerate the principal payable thereunder, which could result in the Company’s bankruptcy. In a bankruptcy, the Company’s common shareholders’ investment in the Company would be worthless.

Supervisory guidance from the Federal Reserve Board indicates that bank holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries. Pursuant to the Agreement, the Company agreed with the FRB-Atlanta that it will not (1) declare or pay dividends on the Company’s common or preferred stock, or (2) incur any additional indebtedness without, in each case, the prior written approval of the FRB-Atlanta.

Capital

The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets (“Tier 1 capital”). Additionally, qualified trust preferred securities, for certain eligible companies, and other restricted capital elements such as minority interests in the equity accounts of consolidated subsidiaries are permitted to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. Following passage of the Dodd-Frank Act, trust preferred and cumulative preferred securities will no longer be deemed Tier 1 capital for bank holding companies, but trust preferred securities issued by bank holding companies with under $15 billion in total assets at December 31, 2009 will be grandfathered in and continue to count as Tier 1 capital. However, the proposed Basel III capital reforms ignore the grandfathering for smaller community banks and phase out trust preferred securities from Tier 1 capital over a ten year period. If these proposed rules are adopted, as proposed, the trust preferred securities we have issued will begin to be excluded from our calculation of Tier 1 capital. Voting common equity must be the predominant form of capital. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

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

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a higher minimum tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

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

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution (like those contained in the Consent Order) could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

During the first quarter of 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. This Individual Minimum Capital Requirement was replaced by the Consent Order, which requires the Bank to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 12% and was effective November 22, 2011. The 9% ratio was the same as in the Bank’s IMCR while the 12% ratio was a slight reduction from the 13% required under the IMCR.

As of December 31, 2010, the consolidated capital ratios of the Company and Bank were as follows:

	Regulatory Minimum to be Adequately Capitalized	Regulatory Minimum to be Well Capitalized	Company	Bank
Tier 1 capital ratio	4.0%	6.0%	11.87%	11.97%
Total capital ratio	8.0%	10.0%	13.27%	13.23%
Leverage ratio	3.0-5.0%	5.0%	8.34%	8.41%

As of December 31, 2011, the consolidated capital ratios of the Company and Bank were as follows:

	Regulatory	Regulatory	Required of	Required of
	Minimum to	Minimum to	Bank by	Company by
	be Adequately	be Well	Consent	Written
	Capitalized*	Capitalized*	Order	Agreement*	Company	Bank
Tier 1 capital ratio	4.0%	6.0%	N/A	4.0%	-0.68%	3.07%
Total capital ratio	8.0%	10.0%	12.0%	8.0%	-0.68%	4.35%
Leverage ratio	3.0-5.0%	5.0%	9.0%	4.0%	-0.47%	2.10%

*	The Bank would not be considered adequately capitalized or well capitalized if it achieves the ratios noted in the table above for those respective categories due to its stipulation to the Consent Order. Additionally, while under the Consent Order, the Bank cannot be considered well capitalized. The Company has not submitted an acceptable written plan to maintain sufficient capital under the Written Agreement and the ratios noted above are the required ratios for the Company to meet the regulatory adequately capitalized or well capitalized ratios if it were not subject to the Written Agreement.

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

FDICIA generally prohibits an FDIC-depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s parent holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

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

The Company is considered “critically undercapitalized” and the Bank is considered “significantly undercapitalized.” The board of directors agreed to execute a stipulation and consent to the issuance of the Consent Order by the OCC in October 2011. As such brokered deposits are currently restricted and the Company and Bank are subject to certain other restrictions and requirements and the Bank is required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits. See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion. In addition, the Bank generally will not be able to offer interest rates on deposits more than 75 basis points above the FDIC determined “national rate.”

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

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the financial results of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Mountain National and its subsidiary cannot be predicted. During 2008, the Federal Reserve reduced the target federal funds rate seven times for a total of 4.00 - 4.25%. The year-end target federal funds rate was expressed as a range from 0.00 - 0.25%. During 2008, the Federal Reserve also reduced the discount rate eight times for a total of 4.25%. The Federal Reserve increased the discount rate 0.25% during the first quarter of 2010. The target federal funds rate in effect at December 31, 2008 was unchanged throughout 2010 and 2011.

FDIC Insurance Assessments

The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in the Bank up to a maximum amount per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. Institutions cannot opt out of this coverage, nor will the FDIC charge a separate assessment for the insurance. On December 29, 2010, President Obama signed into law an amendment to the Federal Deposit Insurance Act to include Interest on Lawyers Trust Accounts (“IOLTA”) within the definition of noninterest-bearing transaction accounts. This amendment will provide IOLTAs with the same temporary, unlimited insurance coverage afforded to noninterest-bearing transaction accounts under the Dodd-Frank Act. This unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and expired on December 31, 2012. The expiration of the program could, along with concerns of depositors regarding the financial condition of the Bank, cause depositors of the Bank to withdraw deposits in excess of FDIC–insured levels. The withdrawal of these deposits could cause stress on the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s aggregate cost of funds by reducing the percentage of Bank’s non-interest bearing deposits to total deposits.

The FDIC did not extend its Transaction Account Guarantee Program beyond its sunset date of December 31, 2010, which provided a full guarantee of certain Negotiable Order of Withdrawal accounts (“NOW accounts”). The FDIC insures NOW accounts up to the standard maximum deposit insurance amount as noted above.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These new rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. On December 30, 2009, the Bank prepaid its assessment in the amount of approximately $4 million related to years 2010 through 2012. As of December 31, 2011 the remaining balance of our prepaid FDIC assessment was approximately $1.8 million. Continuing declines in the DIF may result in the FDIC imposing additional assessments in the future, which could adversely affect the Company’s capital levels and earnings.

As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules which would redefine the assessment base as “average consolidated total assets minus average tangible equity.” The new rate schedule and other revisions to the assessment rules became effective April 1, 2011, for use in calculating the June 2011 assessments which were due in September 2011. The FDIC’s final rules also eliminated risk categories and debt ratings from the assessment calculation for large banks (over $10 billion) and instead used scorecards that the FDIC believes better reflect risks to the DIF.

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

During the two years ended December 31, 2011 and 2010, the Bank paid approximately $36,000 and $65,000, respectively, in FICO assessments. The Bank paid approximately $1,651,000 during 2011 for FDIC deposit insurance premiums.

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

The Dodd-Frank Act, certain aspects of which have been described above, have had, and are expected to continue to have, a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that may have an effect on us:

• The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extended until December 31, 2012, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDICIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF are calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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

• The Dodd-Frank Act authorized the establishment of the CFPB, which has the power to issue rules governing all financial institutions that offer financial services and products to consumers. The CFPB has the authority to monitor markets for consumer financial products to ensure that consumers are protected from abusive practices. Financial institutions are subject to increased compliance and enforcement costs associated with regulations established by the CFPB.

• The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including ours, in certain circumstances. The Dodd-Frank Act (1) granted stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhanced independence requirements for compensation committee members; (3) required companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (4) prohibited uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (5) required disclosure on board leadership structure.

Many of the requirements of the Dodd-Frank Act remain to be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act that remain to be implemented will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

ITEM 1A. RISK FACTORS

We have incurred significant losses in the last two years and could continue to sustain losses if our asset quality declines.

We incurred substantial losses in 2010 and 2011, resulting primarily from substantially higher provisions for loan losses related to real estate related loans, reductions in net interest income and, in 2010, the establishment of a reserve for a significant portion of our deferred tax asset. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions continue to decline or fail to stabilize in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner.

Our business is highly dependent upon conditions in the local real estate market and has been adversely impacted by adverse developments in those markets.

Adverse market or economic conditions in East Tennessee have disproportionately increased the risk our borrowers will be unable to timely make their loan payments. The market value of the real estate securing loans as collateral has been adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2011, approximately 89.9% of our loans were secured by real estate. Of this amount, approximately 38.6% were commercial real estate loans, 33.2% were residential real estate loans and 18.1% were construction and development loans. We have experienced increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our markets and such conditions are expected to continue to adversely affect the value of our assets, our revenues, results of operations and financial condition.

We have entered into a consent order with, and are subject to a capital requirement from, the OCC.

The board of directors stipulated to the issuance of the Consent Order by the OCC in October 2011. The consent order includes, among other provisions, the requirement that the Bank maintain a minimum Tier 1 to average assets ratio of 9% and a minimum total risk-based ratio of 12%. Because the Bank’s capital levels are below those required to be considered adequately capitalized and because the Bank is subject to the Consent Order, the Bank is required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits or pay interest on deposits above certain federally established rates. The Bank’s regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain approvals if requested.

Additionally, if the Bank fails to comply with the requirements of the consent order, it may be subject to further regulatory action. The OCC also has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders, removing officers and directors, and requiring us to sell or merge the Bank.

An inability to improve our regulatory capital position could adversely affect our operations and future prospects.

Our ability to remain in operation as a financial institution is dependent on our ability to raise sufficient capital to improve our regulatory capital position. At December 31, 2011, the Bank was classified as “significantly undercapitalized,” which restricts its operations. As a result of its reduced capital levels and the terms of the Consent Order, the Bank is required to submit a capital restoration plan to the OCC that details the manner in which the Bank will restore its capital levels to those required to meet the requirements of the Consent Order. The Bank has submitted numerous capital restoration plans to the OCC but none of these plans have yet been approved by the OCC because the OCC was unable to determine that the capital restoration plans were based on realistic assumptions or were likely to succeed in restoring the Bank’s capital. If we are unable to find a merger partner or anyone to buy us, and we are also unable to raise sufficient capital to meet the capital commitments the Bank has made to the OCC in the Consent

Order, the Bank may be closed. Because of the significant losses we have suffered in each of the last four years and the significant negative impact of those losses on our capital position, the price that a potential buyer might pay to acquire the Bank in connection with a merger with us is likely to be significantly lower than the price our shareholders paid to acquire our stock. Accordingly, if we sell the Bank or sell stock in the Company to an investor or merge with a buyer, you are likely to suffer significant dilution.

Certain conditions give rise to substantial doubt about our ability to continue as a going concern.

The Company has incurred significant recurring net losses, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of nonperforming assets. These losses have adversely impacted capital and liquidity at the Bank and liquidity at the Company. At December 31, 2011, regulatory capital at the Bank was below the amount specified in the regulatory Consent Order and the Company’s total shareholder’s equity was in a deficit position. Failure to raise capital to the amount specified in the Consent Order and otherwise comply with the regulatory orders may result in additional enforcement actions and/or receivership of the Bank.

Our independent registered public accounting firm in its audit report for fiscal year 2011 has expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to satisfy regulatory capital requirements. Our consolidated audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment.

Our inability to accept, renew or roll over brokered deposits without the prior approval of the FDIC could adversely affect our liquidity.

As of November 30, 2012, we had approximately $8.4 million in brokered certificates of deposit which represented approximately 2.14% of our total deposits, all of which mature in the next twelve months. The Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. Funding sources for the maturing brokered deposits include, among other sources: our cash account at the FRB-Atlanta; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities. Because the Bank is not considered “well capitalized” and because it is subject to the Consent Order, it is not permitted to offer to pay interest on deposits at rates that are more than 75 basis points above the “national rate” unless the FDIC determines we are in a “high rate area.” These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. The limitations on our ability to accept, renew or roll over brokered deposits, or pay more than 75 basis points above the “national rate” could adversely affect our liquidity.

As the Bank’s capital levels decline, the amount that it can lend any one borrower is reduced.

As the Bank’s capital levels decline, the amount that it can lend any one borrower is reduced. At December 31, 2011, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 15% of capital, surplus and the allowance for loan loss) was $3,857,000. As the Bank’s capital levels have declined, its legal lending limit has been reduced. At September 30, 2012, that limit had increased slightly to $3,931,000. If the legal lending limit is reduced below the level of credit, including lines of credit that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decide to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, additional provisions will be necessary.

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

In addition, federal regulators periodically review our loan portfolio and may require us to increase our provision for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower of ours or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.

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

The percentage of real estate construction and development loans in the Company’s portfolio was approximately 18.1% of total loans at December 31, 2011, and these loans make up approximately 48.9% of our non-performing loans at December 31, 2011. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. Throughout 2010 and 2011, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We are geographically concentrated in Sevier County and Blount County, Tennessee, and changes in local economic conditions, particularly the tourism industry, impact our profitability.

We operate primarily in Sevier County and Blount County, Tennessee, and substantially all of our loan customers and most of our deposit and other customers live or have operations in Sevier and Blount Counties. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in both counties, along with the continued attraction of business ventures to the area. Economic conditions in our area weakened during 2008 and 2009 and remained weak throughout 2010, 2011 and 2012, negatively affecting our operations, particularly the real estate construction and development segment of our loan portfolio. We cannot assure you that economic conditions in our market will improve during 2013 or thereafter, and continued weak economic conditions could cause us to continue to further reduce our asset size, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.

Due to the predominance of the tourism industry in Sevier County, Tennessee, which is adjacent to the Great Smoky Mountains National Park and the home of the Dollywood theme park, a significant portion of the Bank’s commercial loan portfolio is concentrated within that industry. The predominance of the tourism industry also makes our business more seasonal in nature than may be the case with banks in other market areas. The Bank maintains twelve primary concentrations of credit by industry, of which seven are directly related to the tourism industry. At December 31, 2011, approximately $156 million in loans, representing approximately 50.1% of our total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve. We also have additional loans that would be considered related to the tourism industry in addition to the seven categories included in the industry concentration amounts noted above. The tourism industry in Sevier County has remained relatively stable during recent years and we do not anticipate any significant changes in this trend; however, if the tourism industry does experience an economic slowdown and, as a result, borrowers in this industry are unable to perform their obligations under their existing loan agreements, owe could incur additional losses.

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

A significant portion of our borrowers rely to some extent upon rental income to service real estate loans secured by rental properties, or they rely upon sales of the property for construction and development loans secured by homes that have been built for sale to investors living outside of our market area as investment properties, second homes or as vacation homes. If tourism levels in our market area or the rates that visitors are willing to pay for lodging were to decline significantly, the rental income that some of our borrowers utilize to service their obligations to us may decline as well and these borrowers may have difficulty meeting their obligations to us which would adversely impact our results of operations. In addition, sales of vacation homes and second homes to investors living outside of our market area have slowed and are expected to remain at reduced levels at least throughout the next twelve months. Borrowers that are developers or builders whose loans are secured by these vacation and second homes and whose ability to repay their obligations to us is dependent on the sale of these properties have had, and may continue to have, difficulty meeting their obligations to us if these properties are not sold timely or at values in excess of their loan amount which could adversely impact our results of operations.

If the value of real estate in our markets were to decline further or if appraisals do not accurately reflect real estate values, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2011, approximately 90% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The downgrade in our regulatory condition caused our assessment to materially increase. In addition, market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, the entire industry may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan.

We reported material weaknesses in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 identified material weaknesses in its internal control over financial reporting, as described in “Item 9A-Controls and Procedures.” These material weaknesses, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and 2011. As a result, we incurred losses in 2009, 2010 and 2011, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. Although economic conditions showed signs of stabilization in our markets during 2011 with the exception of real estate values for certain types of properties, we believe that we will continue to experience a challenging and volatile economic environment for the next twelve months. Accordingly, we expect that our results of operations will continue to be negatively impacted in 2012. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve, materially or at all, in which case we could continue to experience losses, write-downs of assets, capital and liquidity constraints or other business challenges.

The December 31, 2012 expiration of the FDIC’s Transaction Account Guarantee Program could stress the Bank’s liquidity and negatively impact the Bank’s cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, are insured by the FDIC over and above the customary $250,000 limit. This program expired on December 31, 2012. The expiration of the program could, along with concerns of depositors regarding the financial condition of the Bank, cause depositors of the Bank to withdraw deposits in excess of FDIC –insured levels. The withdrawal of these deposits could cause stress on the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s aggregate cost of funds by reducing the percentage of Bank’s non-interest bearing deposits to total deposits.

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

We face significant competition in our primary market areas from a number of sources, currently including eight commercial banks and one savings institution in Sevier County and twelve commercial banks and one savings institution in Blount County. As of June 30, 2011, there were 60 commercial bank branches and three savings institutions branches located in Sevier County and 56 commercial bank branches and one savings institution branch located in Blount County.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds, and currently, as a result of the Bank’s losses in 2010 and 2011 and the terms and conditions of the Consent Order, the Bank may not, without the prior approval of the OCC, pay any dividends to the Company. The Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Prior to the issuance of the Consent Order, we relied to a significant degree on national time deposits and brokered deposits. As a result of entering into the Consent Order, the Bank is prohibited from accepting, renewing or rolling over brokered deposits. As a result, the level of brokered deposits that we have has been reduced. We continue to be focused on improving our asset and liability liquidity. However, actions to improve liquidity may adversely affect our profitability. We may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB of Cincinnati advances and federal funds lines of credit from correspondent banks. The availability of these sources has been restricted because of the Bank’s financial performance. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to continue to reduce our asset size, slow or discontinue capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities (usually deposits and borrowings), meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected. As a result of the Bank being subject to the Consent Order we generally will not be able to offer interest rates on deposits more than 75 basis points above the FDIC determined “national rate.” This could negatively affect our ability to attract deposits during a rising interest rate environment as the FDIC national rate may not increase at the same rate as other types of deposits available to the Bank.

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

Consumer protection initiatives related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our credit losses or increase our expense in pursuing our remedies as a creditor.

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

Implementation of the various provisions of the Dodd-Frank Act has resulted in an increase in our operating costs and may continue to cause additional increases, and implementation of those provisions of the Dodd-Frank Act that are not yet implemented could have a material effect on our business, financial condition or results of operations.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. Moreover, the proposed reforms seek to eliminate trust preferred securities from Tier 1 capital over a ten-year period. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.

While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations (like those contained in the Consent Order or the Agreement).

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends.

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

During 2010, the Company reached a three-year pre-tax cumulative loss position. Under GAAP, a cumulative loss position is considered significant negative evidence which makes it very difficult for the Company to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. We recorded a valuation allowance against our deferred tax assets as of December 31, 2011 totaling approximately $22 million and had net deferred tax assets of zero because we believe that it is not more likely than not that all of these assets will be realized. In determining the amount of the valuation allowance, we considered the reversal of deferred tax liabilities and the ability to carryback losses to prior years. This process required significant judgment by management about matters that are by nature uncertain. We may need to increase our valuation allowance because of changes in the amounts of deferred tax assets and liabilities, which could have a material adverse effect on our results of operations and financial condition.

Holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s common shareholders.

At December 31, 2011, we had outstanding trust preferred securities from special purpose trusts and accompanying junior subordinated debentures totaling $13 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock and preferred stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. Because of the losses the Bank incurred since 2009 and under the terms of the Consent Order, it is not permitted to pay dividends to us without the consent of the OCC. As a result, we must use cash on hand to pay our obligations on the subordinated debentures related to our trust preferred securities. Furthermore, under the terms of the Agreement that we entered into with the FRB-Atlanta, we are not permitted to pay dividends on our indebtedness without the consent of the FRB-Atlanta.

On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common stock owned by entities other than the Company and its subsidiaries. The Company may defer the payment of dividends on its subordinated debentures for up to 20 consecutive quarters without the failure to pay such dividends constituting an event of default. Thereafter, the failure to pay such dividends would, unless all accrued and unpaid dividends are paid, constitute an event of default which would allow the holders of such subordinated debentures, or the associated trust preferred securities, to accelerate the principal payable thereunder, which could result in the Company’s bankruptcy. In a bankruptcy, the Company’s common shareholders’ investment in the Company would be worthless.

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

ITEM 3. LEGAL PROCEEDINGS

Other than the matter discussed below, at December 31, 2011, the Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, other than ordinary routine legal proceedings incidental to the business of the Bank.

During the third quarter of 2012, former President and CEO Dwight B. Grizzell filed a lawsuit regarding the cancellation of his Executive Salary Continuation Agreement. A full liability for the Salary Continuation Agreement was recorded at December 31, 2011, but it was reversed in 2012 when a cancellation agreement was executed April 12, 2012. After receiving notice of the lawsuit, the Bank recorded a contingent liability by restoring the previously recorded liability balance pending outcome of this action. The lawsuit was filed in Chancery Court for Sevier County, Tennessee on July 26, 2012, Dwight B. Grizzell vs. Mountain National Bancshares, Inc. and Mountain National Bank.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices. This data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock:

	Market Price Range Per Share
Year/Period	High	Low
2011:	$4.15	$0.50
First Quarter	4.15	3.60
Second Quarter	4.00	1.70
Third Quarter	2.20	0.75
Fourth Quarter	1.10	0.50
2010:	$8.10	$4.00
First Quarter	8.10	5.75
Second Quarter	6.75	5.10
Third Quarter	5.75	5.00
Fourth Quarter	5.00	4.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2011, the Company had approximately 2,000 holders of record of its common stock. The Company has no other class of securities issued or outstanding. Dividends from the Bank are the Company’s primary source of funds to pay dividends on its capital stock. Under the National Bank Act, the Bank may, in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). Given the losses incurred by the Bank in 2010 and 2011, as of January 1, 2011, the Bank may not, without the prior approval of the OCC, pay any dividends to the Company until such time that current year profits exceed the net losses and dividends of the prior two years. Moreover, the Bank and the Company are prohibited from paying dividends without the consent of their primary regulators pursuant to the terms of the Consent Order and the Agreement, respectively. Effective November 16, 2011, the Company shall not declare or pay any dividends without the prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. Additional information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in this report under “Item 1 - Business- Supervision and Regulation.”

Issuer Purchases of Equity Securities

The Company made no repurchases of its Common Stock during the fourth quarter of 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To better understand financial trends and performance, our management analyzes certain key financial data in the following pages. This analysis and discussion reviews our results of operations for the two-year period ended December 31, 2011, and our financial condition at December 31, 2010 and 2011. We have provided comparisons of financial data as of and for the fiscal years ended December 31, 2010 and 2011, to illustrate significant changes in performance and the possible results of trends revealed by that historical financial data. The following discussion should be read in conjunction with our consolidated audited financial statements, including the notes thereto, and the selected consolidated financial data presented elsewhere in this Annual Report on Form 10-K.

Going Concern

The board of directors agreed to execute a stipulation and consent to the issuance of a Consent Order by the OCC in October 2011. The Company entered into a written agreement with the FRB-Atlanta in November 2011. The Consent Order requires, among other things, that the Bank maintain a minimum Tier 1 to average assets ratio of 9% and a minimum total risk-based ratio of 12%. As a result, the Bank will be required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits or pay interest on deposits above certain federally established rates. The Bank’s regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain approvals if requested.

There can be no assurance that our actions will successfully resolve all of the concerns of the federal banking regulatory authorities regarding our condition. The events and uncertainties discussed in Note 2 to our consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We recorded no other-than-temporary impairment of our investment securities during 2010 and 2011.

Allowance and Provision for Loan Losses

The allowance and provision for loan losses are based on management’s assessments of amounts that it deems to be adequate to absorb probable incurred losses inherent in our existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge-off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. This evaluation is based on the provisions of U.S. GAAP and, as such, management believes the allowance for loan losses is appropriate at each balance sheet date according to the requirements of U.S. GAAP. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, because economic conditions in our market area underwent an unexpected and adverse change in 2009, 2010 and 2011, we had to increase our allowance for loan losses by taking a charge against earnings in the form of additional provisions for loan losses in 2010 and 2011.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of its increased credit losses, the Company entered into a three-year cumulative pre-tax loss position during 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of deferred tax liabilities and taxable income available in prior carry back years. We did not consider future taxable income in determining the realizability of our deferred tax assets, and as such, recorded a valuation allowance to reduce our net deferred tax asset to zero. If the Company’s profitability returns and continues to a point that is considered sustainable, some or all of the valuation allowance may be reversed. The timing of the reversal of the valuation allowance is dependent on an assessment of future events and will be based on the circumstances that exist as of that future date.

Results of Operations for the Years Ended December 31, 2011 and 2010

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and interest-bearing liabilities and the various rate spreads between the interest-earning assets and the Company’s funding sources. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage our interest-earning asset portfolio, which includes loans;

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits; and

•	our ability to “match” liabilities to fund assets of similar maturities at a profitable spread of rates earned on assets over rates paid on liabilities.

In 2011 and 2010, our other principal sources of revenue were service charges on deposit accounts and credit/debit card related income.

Net Loss

The following is a summary of our results of operations (dollars in thousands except per share amounts):

	Years Ended December 31,		Dollar Change	Percent Change
	2011	2010	2011 to 2010	2011 to 2010
Interest income	$20,591	$23,456	$(2,865)	-12.21%
Interest expense	7,940	10,702	(2,762)	-25.81%

Net interest income	12,651	12,754	(103)	-0.81%
Provision for loan losses	33,597	7,727	25,870	334.80%

Net interest income (loss) after provision for loan losses	(20,946)	5,027	(25,973)	-516.67%
Noninterest income	(936)	5,750	(6,686)	-116.28%
Noninterest expense	17,982	17,490	492	2.81%

Net loss before income taxes	(39,864)	(6,713)	(33,151)	493.83%
Income tax expense (benefit)	(606)	3,738	(4,344)	-116.21%

Net loss	$(39,258)	$(10,451)	$(28,807)	275.64%

Total revenues	$19,655	$29,206
Total expenses	58,913	39,657
Basic loss per share	(14.92)	(3.97)
Diluted loss per share	(14.92)	(3.97)

The net loss for 2011 was primarily attributable to the provision for loan losses, the continued compression in the Company’s net interest margin and the significant write down of the recorded value of the Bank’s other real estate. The provision for loan losses reflects the continued elevated levels of net loans charged-off and increased probable losses as a result of the slowdown in economic conditions, primarily with respect to the real estate construction and development segment of our portfolio and is discussed in more detail under “Provision for Loan Losses.” Total average loans, our largest interest earning-asset, decreased approximately $60,034,000 during 2011. More significantly, the average balance of nonaccrual loans decreased approximately $17,742,000 during the year from approximately $53,005,000 at December 31, 2010 to approximately $35,263,000 at December 31, 2011. The interest associated with these loans that was excluded and reversed from income throughout 2011 was a significant factor contributing to the decrease in interest income and the continued compression of our net interest margin. Nonaccrual loans and interest income are discussed in more detail under “Allowance for Loan Losses” and “Net Interest Income.” During 2010 and continuing through 2011, we established a valuation allowance against our deferred tax assets in order to adjust the net carrying amount to what we believe is currently realizable. The deferred tax valuation allowance and related tax expense is described in more detail under “Income Taxes.” The net loss during 2011 was lessened by the decrease in certain noninterest expense items which were primarily related to the decrease in salaries and employee benefits from personnel cutbacks. However, the FDIC assessment increased offsetting this reduction as described in more detail under “Noninterest Expenses.”

Basic and diluted loss per share was ($14.92) and ($14.92), respectively, for 2011, compared to ($3.97) and ($3.97), respectively, for 2010 reflecting the increased net loss from 2010 to 2011. The average number of shares outstanding was unchanged during 2011.

The Bank’s net interest margin, the difference between the yields on earning assets, including loan fees, and the rate paid on funds to support those assets, increased 50 basis points from 2.34% at December 31, 2010, to 2.84% at December 31, 2011. The reduction of nonaccrual loans in 2011 and resulting lower average balance of loans in the portfolio is the primary reason for the Bank’s improved margin. See the section titled “Net Interest Income,” below for a more detailed discussion.

The following chart illustrates our net income (loss) for the periods indicated. The changes below were impacted by changes in rate as well as changes in volume:

	2011	2010
First Quarter	$(3,379,037)	$329,113
Second Quarter	(21,854,599)	142,286
Third Quarter	(3,220,946)	350,893
Fourth Quarter	(10,803,787)	(11,273,470)

Annual Total	$(39,258,369)	$(10,451,178)

The following discussion and analysis describes, in greater detail, the specific changes in each income statement component.

Net Interest Income

Average Balances, Interest Income, and Interest Expense

The following table contains condensed average balance sheets for the years indicated. In addition, the amount of our interest income and interest expense for each category of interest earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.

Average Balance Sheet and Analysis of Net Interest Income

for the Years Ended December 31, 2011 and 2010

(in thousands, except rates)

	Average Balance			Income/Expense			Yield/Rate
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Interest-earning assets:
Loans (1)(2)	$337,560	$397,594	$415,522	$18,094	$20,674	$25,072	5.36%	5.20%	6.03%
Investment Securities: (3)
Available for sale	89,212	111,784	151,729	2,215	2,456	5,994	2.48%	2.20%	3.95%
Held to maturity	1,347	1,362	2,156	63	61	87	4.68%	4.48%	4.04%
Equity securities	4,350	3,837	3,895	171	189	191	3.93%	4.93%	4.90%

Total securities	94,909	116,983	157,780	2,449	2,706	6,272	2.58%	2.31%	3.98%
Federal funds sold and other	13,602	29,310	13,295	48	76	25	0.35%	0.26%	0.19%

Total interest-earning assets	446,071	543,887	586,597	20,591	23,456	31,369	4.62%	4.31%	5.35%
Nonearning assets	80,166	74,544	72,816

Total Assets	$526,237	$618,431	$659,413

Interest-bearing liabilities:
Interest bearing deposits:
Interest bearing demand deposits	106,166	119,547	150,384	964	1,309	1,856	0.91%	1.09%	1.23%
Savings deposits	23,072	22,790	17,340	156	245	241	0.68%	1.08%	1.39%
Time deposits	256,762	302,494	304,715	4,217	6,283	8,151	1.64%	2.08%	2.67%

Total interest bearing deposits	386,000	444,831	472,439	5,337	7,837	10,248	1.38%	1.76%	2.17%
Securities sold under agreements to repurchase	891	1,535	4,284	15	24	91	1.68%	1.56%	2.12%
Federal Home Loan Bank advances and other borrowings	55,200	61,657	68,442	2,250	2,497	2,627	4.08%	4.05%	3.84%
Subordinated debt	13,403	13,403	13,403	339	344	392	2.53%	2.57%	2.92%

Total interest-bearing liabilities	455,494	521,426	558,568	7,941	10,702	13,358	1.74%	2.05%	2.39%
Noninterest-bearing deposits	47,660	46,237	45,761	—	—	—

Total deposits and interest-bearings liabilities	503,154	567,663	604,329	7,941	10,702	13,358	1.58%	1.89%	2.21%

Other liabilities	2,230	2,890	3,143
Shareholders’ equity	20,853	47,878	51,941

	$526,237	$618,431	$659,413

Net interest income				$12,650	$12,754	$18,011

Net interest spread (4)							2.88%	2.26%	2.96%
Net interest margin (5)							2.84%	2.34%	3.07%

(1)	Interest income from loans includes total fee income of approximately $740,000, $889,000 and $1,134,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	For the purpose of these computations, non-accrual loans are included in average loans.
(3)	Tax-exempt income from investment securities is not presented on a tax-equivalent basis.
(4)	Yields realized on interest-earning assets less the rates paid on interest-bearing liabilities.
(5)	Net interest margin is the result of net interest income divided by average interest-earning assets for the period.

The large volume of nonaccrual loans as well as a securities portfolio that, at certain times during 2011, contained comparatively low-rate investments resulted in the continued compression of our net interest margin. Rate and volume variances during 2011 caused the decrease in interest expense to largely offset the decrease in interest income so that the overall net interest income is approximately the same in 2011 when compared to 2010. The Company’s net interest margin increased by 50 basis points in 2011 compared to 2010. Yields on our loan portfolio increased by 16 basis points in 2011 compared to 2010, largely due to the charge-off of nonaccrual loans and the resulting decrease in average loans in the same period. As discussed in more detail under “Securities,” we were able to redistribute our portfolio from lower to higher yielding investments in 2011 after shifting a significant portion of our investment portfolio to shorter-term securities in preparation for their liquidation in 2010. This redistribution caused the yield on our investment securities portfolio to increase 27 basis points during 2011 when compared to 2010. In addition to the very slight increase in yields earned on our average earning assets, we also experienced a decrease in our funding costs. Rates paid on our interest-bearing deposits decreased by 38 basis points in 2011 compared to 2010, reflecting the continued effects of a decreasing interest rate environment and the continued maturity and roll-off of brokered deposits.

Average balances of our earning assets decreased by approximately $98 million in 2011 compared to 2010, primarily due to a reduction in average loans and average securities which decreased approximately $60 million and $22 million, respectively, in 2011. The liquidity created by the reduction in securities and loans was used to fund the withdrawal of brokered deposits and other time deposits during the year as discussed in more detail under “Deposits.” The remaining funds were used to pre-pay an FHLB advance and invested in federal funds sold.

Our net interest margin, the difference between the yield on earning assets, including loan fees, and the rate paid on funds to support those assets, averaged 2.84% during 2011 versus 2.34% in 2010, an increase of 50 basis points. The increase in our net interest margin reflects an increase in the average spread in 2011 between the rates we earned on our interest-earning assets, which had a slight increase in overall yield of 31 basis points to 4.62% at December 31, 2011, as compared to 4.31% at December 31, 2010, and the rates we paid on interest-bearing liabilities, which had a decrease of 31 basis points in the overall rate to 1.74% at December 31, 2011, versus 2.05% at December 31, 2010. Our interest-earning assets include approximately $122,000,000 in loans tied to prime that re-price more quickly than our interest-bearing liabilities, particularly time deposits and borrowings with a fixed rate and term. During the declining and low interest rate environments experienced in 2010 and 2011, our net interest margin has remained compressed as our interest-sensitive assets and liabilities re-price at their expected speeds. Additionally, the approximately $4 million decrease in average nonaccrual loans and increase in the average rate earned on our investment securities portfolio positively impacted our net interest margin. The negative effect of nonaccrual loans on our net interest margin will continue as long as and to the extent that the balance of nonaccrual loans is elevated. When market interest rates begin to increase, our net interest margin will likely remain compressed until interest rates exceed the established rate floors for loans.

The interest income we earn on loans is the largest component of net interest income and the Bank’s net interest margin. The average balance of our loan portfolio decreased approximately $60.0 million during 2011. This significant decrease, offset in part by the slightly higher yield we earned on loans in 2011, resulted in an approximately $2.6 million reduction in loan related interest income in 2011. While management separately deals with the nonperforming loans that accounted for a portion of the decline in yield and income during 2011, measures to offset the impact of the ongoing depressed rate environment, including certain terms and conditions applicable to performing loans such as repricing frequency, rate floors and fixed interest rates, have been used by the Bank in an attempt to reduce the impact of low interest rates.

Interest income on investment securities only slightly decreased by approximately $0.3 million from 2010 to 2011 due to the approximately $22.1 million decrease in volume of securities owned offset by the 27 basis point increase in the yield earned on these securities. The change in the types of securities held during 2010 as compared to 2011 was the primary cause of the slight decline in the dollar amount of interest income even though the volume decrease was significant. Due to the liquidation of public funds during 2010, the average balance of short term U. S. Treasury securities and U. S. Agency discount notes, which earn interest at levels significantly below the securities held during 2011, greatly exceeded the average balance of these same investments during 2011.

The decrease in interest expense during 2011 as compared to 2010 was primarily due to the general decrease in interest rates paid on deposits, primarily demand deposit accounts and time deposits (including brokered deposits). The decreases in the average balance of time deposits of approximately $46 million and interest-bearing demand deposits of approximately $13 million also contributed to the decrease in interest expense from 2010 to 2011. Since the bank did not purchase any federal funds in 2011, the average rate paid on combined FHLB advances and other borrowings during 2011 was slightly higher than the average rate paid during 2010. The rates paid to borrow federal funds are based on current market rates and are significantly lower than the average rates paid on our FHLB borrowings which are generally fixed rates obtained at various times under different market conditions. FHLB advances are typically subject to prepayment penalties that severely limit any interest rate advantages gained from early payment if current market rates are lower than rates applicable to outstanding advances. In spite of the 2011 average rate increase, interest expense on borrowed funds decreased approximately $261,000, reflecting the approximately $7,101,000 decrease in average borrowed funds. Interest expense on subordinated debt remained approximately the same in 2011 in comparison to 2010. The rate on this debt is priced at a spread above 3-month LIBOR.

Even as our cost of interest-bearing deposits has declined due to the actions of the Federal Open Markets Committee (“FOMC”) in recent years, the local competition for deposits, in some instances, has and could continue to cause interest rates paid on deposits to remain above market levels during 2011. Interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers. Because the Bank is not considered “well-capitalized” and because it is subject to the Consent Order, it is not permitted to offer to pay interest on deposits at rates that are more than 75 basis points above the “national rate” unless the FDIC determines we are in a high rate area.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(dollars in thousands)

	2011 Compared to 2010
	Increase (decrease)
	due to change in
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	$663	$(3,243)	$(2,580)
Interest on securities	465	(722)	(257)
Interest on Federal funds sold and other	(37)	9	(28)

Total interest income	1,091	(3,956)	(2,865)

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	(262)	(172)	(434)
Interest on time deposits	(1,199)	(867)	(2,066)
Interest on other borrowings	58	(319)	(261)

Total interest expense	(1,403)	(1,358)	(2,761)

Net interest income	$2,494	$(2,598)	$(104)

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

As discussed in more detail under “Discussion of Financial Condition – Allowance for Loan Losses,” management determined it was necessary to significantly increase the allowance for loan loss account in 2011 through the provision for loan losses. Although total loans decreased approximately $64,000,000 during 2011, the continuing increased level of provision for loan loss expense during 2011, as well as 2010, was due to increased charge-offs and delinquencies, related primarily to deterioration in the real estate segment of the Company’s loan portfolio, particularly construction and land development, as well as increased probable losses as the result of the slowdown in economic conditions. Continuing reductions in property values and the reduced volume of sales of developed and undeveloped land has led to an increase of impaired loans determined to be collateral dependent. As the collateral value for these loans secured by land has declined significantly during 2011 and into 2012, related charge-offs and provision expense have been incurred and these charge-offs were more than would have normally been recorded due to a liquidation strategy adopted by management during the second quarter of 2011 pursuant to which management, with the concurrence of the Board of Directors, determined that accelerating the liquidation of collateral dependent loans would be a part of the strategy to reduce the Bank’s non-performing assets. This strategy is described in more detail below under “Past Due Loans and Non-Performing Assets”. Management has continued its ongoing review of the loan portfolio with particular emphasis on construction and land development loans and we believe we have identified and, in our estimation, adequately provided for losses present in the loan portfolio. However, due to the necessarily approximate and imprecise nature of the allowance for loan loss estimate, certain projected scenarios may not occur as anticipated. Additionally, further deterioration of factors relating to the loan portfolio, such as conditions in the local and national economy and the local real estate market, could have an added adverse impact and require additional provision expense and higher allowance levels.

Noninterest Income

The following table presents the major components of noninterest income for 2011 and 2010 (dollars in thousands).

	Years Ended December 31,		Dollar Change
	2011	2010	2011 to 2010
Service charges on deposit accounts	$1,442	$1,642	$(200)
Other fees and commissions	1,475	1,473	2
Gain on sale of mortgage loans	107	191	(84)
Gain on sale of securities, net	198	1,511	(1,313)
Gain (loss) on other real estate, net	(4,980)	35	(5,015)
Other noninterest income	822	898	(76)

Total noninterest income	$(936)	$5,750	$(6,686)

The principal components of noninterest income during both 2010 and 2011 were service charges on deposits, fees associated with credit/debit cards included in “other fees and commissions”, and income resulting from the increase in the cash surrender value of bank owned life insurance (“BOLI”). Additionally, during 2010 and 2011, we sold approximately $104,000,000 and $11,350,000, respectively, of our available-for-sale investment securities in order to reposition our bond portfolio for asset liability management purposes. As a result of the sale of these securities, during 2010 we realized an approximately $1,500,000 net gain while in

2011 we realized an approximately $198,000 net gain. Also during 2011, we recorded an approximately $5,000,000 net loss on OREO, which includes valuation adjustments as well as gains and losses on disposal. We recorded a small net gain on OREO in 2010. The reduction in service charges on deposit accounts was primarily the result of a decrease in overdraft fees. During 2010 these fees began decreasing due, in part, to regulatory changes that became effective during 2010 which are discussed in the following paragraph, as well as general consumer behavior. The other fees and commissions remained approximately the same in 2010 and 2011 and include credit/debit card fees.

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibited financial institutions from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumers’ choices. This rule had a negative impact on insufficient funds income during 2010 and 2011.

Noninterest Expenses

The following table presents the major components of noninterest expense for 2011 and 2010 (dollars in thousands).

	Years Ended December 31,		Dollar Change	Percent Change
	2011	2010	2011 to 2010	2011 to 2010
Salaries and employee benefits	$8,055	$8,322	$(267)	-3.21%
Occupancy expenses	1,799	1,759	40	2.27%
FDIC assessment expense	1,800	1,161	639	55.04%
Other operating expenses	6,328	6,248	80	1.28%

Total noninterest expense	$17,982	$17,490	$492	2.81%

The largest component of our noninterest expense continues to be the cost of salaries and employee benefits, which decreased by approximately $267,000 during 2011. Additionally, there was an increase in FDIC assessment expense in 2011 compared to 2010 and a decrease in other operating expenses related to an FHLB pre-payment penalty of approximately $350,000 recorded during 2010. Offsetting this decrease in other operating expenses was an increase in consultant/advisory and legal fees in 2011 of approximately $273,000, primarily related to the Company’s pursuit of capital development opportunities as well as the Bank’s efforts to comply with the formal written agreement and the Consent Order.

Income Taxes

Our provision for income taxes and effective tax rates for 2011 and 2010 were as follows:

Provision for Income Taxes and Effective Tax Rates

(dollars in thousands)

	Provision	Effective
	Expense/(Benefit)	Tax Rates
2011	$(606)	1.52%
2010	$3,738	-55.68%

The effective income tax rate for the year ended December 31, 2011 was approximately 1.52%, compared to an income tax benefit rate of (55.68%) for the year ended December 31, 2010. Our income tax expense (benefit) rate for 2010 was impacted by income tax expense related to changes in the unrealized gains and losses on investment securities available for sale. This expense was recorded through accumulated other comprehensive income and decreased our deferred tax valuation allowance. Our income tax expense rate for 2010 was principally impacted by the recognition of a valuation allowance during 2010 as more fully discussed in “Note 8. Income Taxes.” Establishing a valuation allowance required us to record a significant tax expense which, when applied to a pretax loss, caused a negative effective tax rate. Additionally, tax exempt income has the effect of increasing a taxable loss, therefore increasing effective tax rates as a percentage of pretax income. This is the opposite effect on tax rates when a company has pretax income.

During 2010 and 2011, the effective tax rate was positively impacted by the continuing tax benefits generated from MNB Real Estate, Inc., which is a real estate investment trust subsidiary formed during the second quarter of 2005. The income generated from tax-exempt municipal bonds and bank owned life insurance also improved our effective tax rate in both years. Additionally, during 2006, the Bank became a partner in Appalachian Fund for Growth II, LLC with three other Tennessee banking institutions. This partnership has invested in a program that generated a federal tax credit in the amount of approximately $200,000 per year during 2010 and 2011.

Discussion of Financial Condition

General Discussion of Our Financial Condition

The following is a summary comparison of selected major components of our financial condition for the periods ended December 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ change	% change
Cash and equivalents	$42,768	$32,576	$10,192	31.29%
Loans	310,796	374,355	(63,559)	-16.98%
Allowance for loan losses	14,863	10,942	3,921	35.83%
Investment securities	96,410	87,635	8,775	10.01%
Premises and equipment	31,548	32,601	(1,053)	-3.23%
Other real estate owned	11,023	13,141	(2,118)	-16.12%
Total assets	502,646	557,207	(54,561)	-9.79%
Noninterest-bearing demand deposits	50,761	47,639	3,122	6.55%
Interest-bearing demand and savings deposits	132,537	130,779	1,758	1.34%
Time deposits	248,839	271,173	(22,334)	-8.24%

Total deposits	432,137	449,591	(17,454)	-3.88%
Federal Home Loan Bank advances	55,200	55,200	—	0.00%
Subordinated debentures	13,403	13,403	—	0.00%
Total liabilities	504,983	521,532	(16,549)	-3.17%
Accumulated other comprehensive income (loss)	80	(1,065)	1,145	107.51%
Total shareholders’ equity	$(2,337)	$35,674	$(38,011)	-106.55%

Loans

At December 31, 2010 and 2011, loans comprised 77.4% and 72.6% of our total earning assets, respectively. The decrease in loans of approximately $63,559,000 was the result of the charge off of approximately $30,086,000, foreclosed properties moved to ORE totaling approximately $10,325,000 and approximately $23,148,000 in payoffs and payments received in each case during 2011.

Loan Portfolio. Our loan portfolio consisted of the following loan categories and amounts as of the dates indicated:

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Commercial, financial, agricultural	$27,296	$24,944	$30,387	$37,632	$35,929
Real estate - construction, development	56,325	83,543	99,771	142,370	150,844
Real estate - mortgage	222,962	260,738	270,622	231,999	201,011
Consumer and other	4,213	5,130	6,924	8,428	9,890
Less allowance for loan losses	14,863	10,942	11,353	5,292	3,974
Loans, net	$295,933	$363,413	$396,351	$415,137	$393,700

Commercial and consumer loans tend to be more risky than loans that are secured by real estate; however, the Bank seeks to control this risk with adherence to quality underwriting standards. Still, as reflected in our 2010 and 2011 results of operations and described in more detail under “Allowance for Loan Losses,” real estate construction and development loans do involve risk and if the underlying collateral, which in the case of acquisition and development loans may involve large parcels of real property, is not equal to the value of the loan, we may suffer losses if the borrower defaults on its obligation to us.

The Bank originates commercial and consumer loans. For each type of loan within these categories the underwriting policies and procedures are substantially the same. The Bank’s loan underwriting guidelines for commercial credit require verification of cash flow and income from financial statements and federal income tax returns prior to a loan’s origination. In addition, credit reports are obtained, including credit scores, for all loan guarantors prior to a loan’s origination. For consumer credit, before originating a loan, sources of income are verified from the borrower’s most recent federal tax returns and credit bureau reports, including credit scores. The Bank does not engage in subprime lending which is generally defined as lending to borrowers with credit scores below a certain threshold. The Bank does not extend credit under programs such as low doc/no doc loans whereby a borrower can obtain a loan based primarily on loan to value ratios in real estate pledged as collateral being at or below a certain level and all other customary documentation requirements are waived. The Bank does not engage in hybrid lending.

The credit underwriting process, which utilizes a trained credit analyst for more complex credits, seeks to consider all of a borrower’s contingent credit liabilities. All loans are underwritten as if fully drawn and amortized over periods ranging from sixty months to two hundred forty months at the current interest rate offered on the loan. Additionally, a stress test is applied to all current and contingent debt by increasing the interest rate 200 basis points. Debt-to-income ratios are calculated for consumer loans with the general guideline requiring the ratio to be 40% or less. Debt service coverage ratios are calculated for commercial loans and must exceed a one to one coverage ratio. Loan to value ratios for loans secured by real estate generally range from 70% to 90% at the time of a loan’s origination, dependent upon the type of collateral pledged. The Company has not made material changes to its underwriting policies and procedures during the most recent fiscal year.

Maturities and Sensitivities of Loan Portfolio to Changes in Interest Rates. Total loans as of December 31, 2011 are classified in the following table according to maturity or scheduled repricing:

	One year or less	Over one year through three years	Over three years through five years	Over five years
	(in thousands)
Commercial, financial, agricultural	$15,072	$5,572	$3,486	$3,166
Real estate - construction, development	29,214	20,089	3,139	3,883
Real estate - mortgage	105,076	71,969	26,131	19,786
Consumer and other	3,098	709	240	166
Total	$152,460	$98,339	$32,996	$27,001

In an effort to maintain pricing leverage on a significant portion of its loan portfolio, the Company has historically structured loans with maturities of one year or less. Accordingly, approximately 49% of our loans mature in one year or less. Loans that are not paid in full within the one year maturity are generally renewed at maturity on terms at least as favorable to the Company as at origination. Of our loans maturing more than one year after December 31, 2011, approximately $72,035,000 had fixed rates of interest and approximately $82,252,000 had variable rates of interest. At December 31, 2011, loans to sub-dividers/developers were 15.6% of total loans and loans to franchise hotels & motels were 13.1% of total loans. No other concentrations of credit exceeded ten percent of our total loans.

Past Due Loans and Non-Performing Assets

The following table presents performing loans that were past due at least 30 days but less than 90 days as of December 31, 2011 and 2010:

	December 31,
	2011		2010
	Balance	% of total loans	Balance	% of total loans
	($ in thousands)
Construction, land development and other land loans	$1,141	0.37%	$265	0.07%
Commercial real estate	4,658	1.50%	541	0.14%
Consumer real estate	2,958	0.95%	1,130	0.30%
Commercial loans	2,922	0.94%	—	0.00%
Consumer loans	60	0.02%	68	0.02%

Total	$11,739	3.78%	$2,004	0.54%

Due to management’s ongoing efforts to identify and liquidate certain impaired loans, delinquent loans at December 31, 2011 were significantly higher than delinquent loans at December 31, 2010. This liquidation process involves a foreclosure process on loans secured by real estate and can be delayed based on legal actions taken by borrowers including bankruptcy. Developers that do not have adequate cash flow or cash reserves to sustain the required interest payments on their loans during this period of economic stress have been unable to continue their developments. Also, reduced cash flows for operating businesses have caused borrowers that do not have adequate cash reserves to become delinquent. A significant portion of loans classified consumer real estate are secured with nightly rental cabins and not the borrower’s primary residence and these properties have also seen a decline in cash flow. As a result, the Bank has classified a significant portion of these loans as non-performing assets. Higher levels of delinquent loans could result in higher levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.

The Company’s non-performing assets consist of loans past due 90 days or more and still accruing, nonaccrual loans and OREO. Loans that have been restructured and remain on accruing status are not included in non-performing assets. The following table presents the Bank’s non-performing assets for the periods indicated:

	Past due 90 days or more and still accruing	% of total loans	Nonaccrual loans	% of total loans	Other real estate owned	Total non- performing assets
	($ in thousands)
As of December 31, 2011
Construction, land development and other land loans	$—	0.00%	$17,720	5.70%	$2,738	$20,207
Commercial real estate	—	0.00%	8,512	2.74%	5,248	13,760
Consumer real estate	770	0.25%	9,031	2.91%	3,037	12,838
Commercial loans	200	0.06%	—	0.00%	—	200
Consumer loans	—	0.00%	—	0.00%	—	—

Total	$970	0.31%	$35,263	11.35%	$11,023	$47,005

Total non-performing loans to total loans				11.66%
Total non-performing assets to total loans plus other real estate owned				14.61%
As of December 31, 2010
Construction, land development and other land loans	$—	0.00%	$27,929	7.46%	$2,595	$30,524
Commercial real estate	413	0.11%	6,362	1.70%	2,107	8,882
Consumer real estate	—	0.00%	18,647	4.98%	8,439	27,086
Commercial loans	—	0.00%	67	0.02%	—	67
Consumer loans	19	0.01%	—	0.00%	—	19

Total	$432	0.12%	$53,005	14.16%	$13,141	$66,578

Total non-performing loans to total loans				14.27%
Total non-performing assets to total loans plus other real estate owned				17.18%
As of December 31, 2009
Construction, land development and other land loans	$43	0.01%	$21,596	5.30%	$5,834	$27,473
Commercial real estate	—	0.00%	11,003	2.70%	1,093	12,096
Consumer real estate	—	0.00%	7,864	1.93%	7,648	15,512
Commercial loans	—	0.00%	75	0.02%	—	75
Consumer loans	25	0.01%	10	0.00%	—	35

Total	$68	0.02%	$40,548	9.95%	$14,575	$55,191

Total non-performing loans to total loans				9.96%

Loans past due ninety days or more and still accruing and nonaccrual loans at December 31, 2011, 2010 and 2009 consisted primarily of construction and land development loans and commercial and consumer real estate loans. Of the approximately $35,263,000 nonaccrual loans at December 31, 2011, approximately $17,720,000, or 50.3% are construction and land development loans while commercial real estate and consumer real estate make up approximately $8,512,000 and $9,031,000, or 24.1% and 25.6%, respectively, at that date. Loans past due ninety days or more and still accruing are not considered material for each of the three years presented in the table above. There was a significant decline in nonaccrual loans during 2011 for both the construction and land development loans and consumer real estate loans after both of these categories had increased from 2009 to 2010. Construction and land development loans on nonaccrual reduced approximately $10,209,000 from approximately $27,929,000 to approximately $17,720,000 at December 31, 2010 and 2011, respectively. Consumer real estate loans on nonaccrual reduced approximately $9,616,000 from approximately $18,647,000 to approximately $9,031,000 at December 31, 2010 and 2011, respectively. These declines were primarily due to management’s problem loan liquidation strategy described in more detail below.

Notwithstanding the general favorable trends in tourism in Sevier County, residential and commercial real estate sales continued to be weak during 2010 and 2011, following the same pattern that began during the second half of 2008 and continued throughout 2009. The reduced sales have negatively impacted past due, nonaccrual and charged-off loans. Price declines during 2010 and 2011 had an adverse impact on overall real estate values. These trends had the greatest effect on the construction and development and commercial real estate portfolios resulting in the continuing high levels of nonaccrual loans during 2010 and continuing during 2011. Many of the borrowers in these categories are dependent upon real estate sales to generate the cash flows used to service their debt. Since real estate sales have been depressed, many of these borrowers have experienced greater difficulty meeting their obligations, and to the extent that sales remain depressed, these borrowers may continue to have difficulty meeting their obligations.

The following table sets forth the reduction in interest income we experienced in 2010 and 2011 as a result of non-performance of certain loans during the year:

	2011	2010
	($ in thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$1,055	$3,164
Interest income that was recorded on nonaccrual loans	257	603

The purpose of placing a loan on nonaccrual is to prevent the Bank from overstating its income. The decision to place a loan on nonaccrual is made by the Special Assets Department based on a monthly review. Management also reviews any loans placed on nonaccrual that are: (1) being maintained on a cash basis because of deterioration in the financial position of the borrower; or (2) for which payment in full of interest or principal is not expected.

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

The Bank’s OREO decreased approximately $2,118,000 during 2011. During the second quarter of 2011, management, with the concurrence of the Board of Directors, determined that accelerating the liquidation of OREO and collateral dependent loans would be a part of the strategy to reduce the Bank’s non-performing assets. Management’s goal was to accelerate the liquidation of existing OREO within three- to six-months of adopting the strategy and to accelerate the foreclosure of property securing collateral dependent loans and liquidate the acquired OREO within three- to six-months of foreclosure. This strategy was intended to reduce the Bank’s levels of delinquent loans and non-performing assets and increase liquidity and performing assets from the sale of the OREO. The responsibility for carrying out this strategy was assigned to the Special Assets Department. This department, which was significantly expanded during 2010 and 2011, is dedicated to oversight of non-performing assets. The Special Assets Department reports directly to the Bank’s Board of Directors and focuses on relationships that represent current and potential performance problems related to the Bank’s loan portfolio. The department also handles administration of the Bank’s OREO properties including incorporating new information and data as it becomes available and applying that information to the recorded value of these assets.

Prior to adopting this strategy, management established the recorded value of foreclosed real estate at discounts ranging from ten percent to twenty percent with limited exceptions. Those estimates reflected management’s estimate of concessions, including costs to sell, necessary to sell the property within timeframes consistent with those identified in the appraisals. For certain properties consisting primarily of five or more lots in a single development, the appraisal (“Bulk appraisal”) would incorporate a discounted value, including costs to sell, that estimated the price a buyer would pay to acquire all of the lots in a single transaction.

To effect the accelerated liquidation of OREO, management offered the properties for sale at prices the Special Assets Department believed would facilitate a sale in the targeted three- to six-month timeframe. Initially, those prices were estimated by this department on a property by property basis using the most recent independent appraisal and adjusting the value downward by an estimated cost to sell and based on input from realtors and the department’s observations of local market conditions. The resulting prices typically reflected a discount to the last appraised value that ranged from thirty percent to fifty percent of the appraised value, although certain properties were discounted more heavily. Subsequent to adopting the accelerated liquidation strategy, the offering price of real estate acquired through foreclosure was based on values provided by appraisers at or near the date of foreclosure. The reduction in offering prices associated with the accelerated liquidation strategy triggered a reduction in the carrying value of existing OREO of approximately $3,253,000 to $4,022,000, as noted in the table below, as of December 31, 2011. This reduction was recorded through a valuation allowance with a corresponding charge against earnings in the form of a loss on OREO for existing OREO properties or as a charge off to the allowance for loan losses for properties transferred to OREO after the strategy was adopted. The offering prices for substantially all of the Company’s OREO properties reflected the accelerated liquidation strategy at December 31, 2011. During the first quarter of 2012, the Board of Directors approved a change in strategy from accelerated liquidation to holding OREO for normal marketing periods and the discontinuance of the use of accelerated liquidation values for determination of the recorded value for OREO.

The following table sets forth a range of the reduction in earnings the Bank experienced at December 31, 2011 as a result of implementing the accelerated liquidation strategy (excludes OREO held by the Holding Company):

Range of Recorded Values as	OREO Balance by Range	Range Category Percentage	Reduction in Recorded Value Due to Use of Accelerated Liquidation Strategy
% of Appraisal	Category	of Total	(A)	(B)
50% or less	$708,690	6.58%	$614,810	$695,560
> 50% < 60%	2,584,651	23.99%	1,370,589	1,608,729
> 60% < 70%	2,160,495	20.05%	608,830	772,555
> 70% < 80%	2,908,603	27.00%	363,147	555,997
> 80% < 90%	1,032,552	9.58%	4,423	65,421
> 90%	638,327	5.93%	(85,826)	(53,326)
Bulk Value	739,805	6.87%	377,123	377,123

Total	$10,773,123	100.00%	$3,253,096	$4,022,059

(A)	Reduction in recorded value as a result of using accelerated disposal value compared to using appraised values using a normal marketing period, discounted 15% to 20%. Approximately $759,000 of the reduction was recorded through the valuation reserve and approximately $1,395,000 through the allowance for loan losses for transfers after the change in strategy
(B)	Reduction in recorded value as a result of using accelerated disposal value compared to using appraised values using a normal marketing period, discounted 10% to 15%. Approximately $965,000 of the reduction was recorded through the valuation reserve and approximately $984,000 through the allowance for loan losses for transfers after the change in strategy
*	Bulk properties are generally recorded at appraised value

The recorded investment in OREO ranged from approximately 36% to 100% of the appraised value at December 31, 2011. As noted in the table above, approximately $8,362,000, or 77.6%, of the Bank’s OREO had a recorded investment resulting from a discount of the appraised value of more than twenty percent at December 31, 2011. Had the accelerated liquidation strategy not been implemented during 2011, the gross balance in OREO would have been in a range of approximately $16,939,000 to approximately $17,708,000 and the balance in the valuation allowance would have been in a range of approximately ($2,154,000) to approximately ($1,948,000) resulting in a recorded investment in OREO of approximately $14,785,000 to approximately $15,760,000.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $45,427,000, or 14.62% of total loans outstanding at December 31, 2011, compared to approximately $58,900,000, or 15.72% of total loans outstanding at December 31, 2010. These loans could lead to higher levels of impaired loans and non-performing assets. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC, the Bank’s primary regulator, for loans classified as substandard or worse, excluding the impact of nonperforming loans. The decrease in potential problem loans was due primarily to the liquidation strategy implemented by management and the overall decline in loans during 2011. Loans past due 30 days or longer have been excluded from potential problem loans.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses incurred in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Changes to the allowance relating to impaired loans are charged or credited to the provision for loan losses. Based on an analysis of the credit quality of the loan portfolio prepared by the Bank’s risk officer, the CFO presents a quarterly analysis of the adequacy of the allowance for loan losses for review by our board of directors.

Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. A loan is considered impaired when, based on current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings, as discussed in more detail below, and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans over $100,000 that are graded special mention or worse are individually evaluated for impairment. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings, as discussed in more detail below, that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established through a charge to earnings when the fair value is lower than the carrying value of that loan.

The general component of the allowance for loan losses covers non-classified and classified non-impaired loans. Management tracks the eight-quarter rolling loss ratio for loans in each of the following loan categories at December 31, 2011: construction and land development, commercial real estate, commercial, residential real estate, consumer and credit cards. These segments are described in more detail below. An allowance for loan losses is estimated for each of these segments by applying a loss factor to the balance of loans in the segment. The loss factor is comprised of the eight-quarter rolling loss ratio (the quantitative factor) and a single qualitative factor. The qualitative factor is based on the current level of classified loans in the segment relative to the eight-quarter weighted average level of classified loans in that segment. Generally, the qualitative factor increases as the level of classified loans at the end of the period increases relative to the eight-quarter weighted average level of classified loans and the qualitative factor decreases as the level of classified loans at the end of the period decreases relative to the eight-quarter weighted average level of classified loans.

The method of estimating the general component of the allowance for loans described above is an enhancement of the method previously used. Prior to the fourth quarter of 2011, material changes in loan risk classifications and charge-offs during the most recent quarter-end were addressed through the qualitative factors. As of year-end 2011, all charge offs and changes in loan classifications in the most recent quarter are included in the eight-quarter rolling average data discussed above.

Real estate and commercial and industrial loans comprise approximately 98.6% of loans at December 31, 2011. The Bank’s loan segments are as follows:

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

Commercial and industrial loans include loans for commercial or industrial purposes to business enterprises that are not secured by real estate. Commercial loans are typically made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. Commercial loans are generally secured by accounts receivable, inventory and equipment. The collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards.

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

Consumer loans, which comprised approximately 1.4% of loans at December 31, 2011, have an allowance established for non-classified and classified non-impaired loans based upon a five calendar year plus current year to date historical loss factor. This loss factor is also adjusted for certain environmental factors and is applied against the segregated categories that are determined by product type. The “other consumer” class of loans is comprised of both revolving credit and installment loans.

The allowance could also include an unallocated component. We believe that an unallocated amount could be warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the estimable nature of the loss allocation measurement process and the volatility of the local economies in the markets we serve. An unallocated component was not considered necessary as of December 31, 2011 due to the enhancements described above and input from the most recent regular safety and soundness exam performed by the OCC, as discussed in more detail below. At year-end 2010, the unallocated component was $1,077,000 due, primarily, to the calculation used during that period not incorporating the most recent quarter end results. However, management considered these results and trends to determine the unallocated component.

As discussed at “Past Due Loans and Non-Performing Assets” above, the Company adopted a strategy in the second quarter of 2011 to accelerate the liquidation of certain impaired loans. The strategy involved an accelerated foreclosure of the real estate securing these loans and an accelerated disposal of the real estate, or allowing borrowers to utilize short sales, which is the sale of the real estate at a price less than the balance of the loan. Forgiveness of remaining debt after these foreclosures and short sales, a legal agreement not to pursue the borrower for any resulting deficiency balance, was used as an enticement for borrowers to agree to the terms allowing liquidation of certain loans. As discussed above, management offered the foreclosed properties for sale at prices management believed would facilitate a sale in a targeted three- to six-month timeframe. For the impaired loans, those prices were initially estimated by management on a property-by-property basis using the most recent appraisal and adjusting the value downward based on input from realtors and management’s observations of local market conditions. The reduction in offering prices associated with the strategy triggered a reduction in the estimated fair value of the collateral for substantially all of these collateral dependent loans.

The adoption of this strategy resulted in charge offs on and a reduction of the recorded investment in collateral dependent loans at December 31, 2011 in a range of approximately $2,628,000 to $3,017,000. This range is determined on a loan by loan basis by applying discounts to the appraised value of the collateral of ten to fifteen percent for the higher value in the range and discounts of fifteen to twenty percent for the lower value in the range through the allowance for loan loss. Properties with bulk appraisals are generally recorded at the appraised value. Total charge offs were approximately $17,700,000 on impaired collateral dependent loans that had a recorded investment of approximately $32,015,000 at December 31, 2011. During the first quarter of 2012, the Board of Directors approved the discontinuance of the use of accelerated liquidation values for determination of the fair value to be recorded for loans determined to be collateral dependent which may result in a reduction in the charge off to the ALLL for individual collateral dependent loans going forward.

Loans considered collateral dependent are also considered nonaccrual loans and are generally included in the nonperforming loan balances. Management has recorded partial charge offs on nonaccrual collateral dependent loans totaling approximately $14,906,000 as of December 31, 2011, and of this amount approximately $12,736,000 was charged off during 2011 and $2,170,000 was charged off prior to 2011.

Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the level of risk in the loan portfolio. During their routine examinations of banks, regulatory agencies may advise a bank to make additional provisions to its allowance for loan losses, which would negatively impact a bank’s results of operations, when the opinion of the regulators regarding credit evaluations and allowance for loan loss methodology differ materially from those of the Bank’s management. During the regular safety and soundness examination conducted by the Bank’s regulatory agency during the first quarter of 2012, significant increases were required for provisions to the allowance for loan losses based on loans determined to be collateral dependent by the OCC that had not been identified by the Special Assets Department. Based on these findings, the Bank recorded an additional charge off of approximately $5,788,000 and a resulting provision to the allowance for loan losses of approximately $5,333,000 for the fourth quarter of 2011. These changes have been recognized and incorporated into the results of operations as of December 31, 2011. The failure to timely identify these classified loans and to identify all collateral dependent loans is considered a material internal control weakness as more fully described in “Item 9A. Controls and Procedures.” Also, during the safety and soundness exam the OCC required the Bank to enhance its allowance for loan loss calculation, effective as of December 31, 2011.

Concentrations of credit risk typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are secured by the same type of collateral. Our most significant concentration of credit risks lies in the high proportion of our loans to businesses and individuals dependent on the tourism industry and loans to sub-dividers and developers of land. The Bank assesses loan risk by primary concentrations of credit by industry and loans directly related to the tourism industry are monitored carefully. At December 31, 2011, approximately $156,000,000 in loans, or 50% of total loans, were to businesses and individuals whose ability to repay depends to a significant extent on the tourism industry in the markets we serve as compared to approximately $192,000,000 in loans, or 51% of total loans, at December 31, 2010. The most significant decreases in this category were overnight rentals by agency and sub-dividers and developers each of which decreased approximately $17,000,000.

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

Management is not aware, as of December 31, 2011, of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been identified and sufficiently provided for in the allowance for loan losses which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

The following table presents impaired loans as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
		% of		% of
	Impaired	total	Impaired	total
	Loans	loans	Loans	loans
		($ in thousands)
Construction, land development and other land loans	$18,018	5.80%	$41,517	11.09%
Commercial real estate	20,283	6.53%	21,529	5.75%
Consumer real estate	18,575	5.98%	29,182	7.80%
Other loans	9	0.00%	128	0.03%

Total	$56,885	18.30%	$92,356	24.67%

The decrease in impaired loans during 2011 was primarily related to management’s aggressive liquidation strategy noted above. There has been a continued weakening of the residential and commercial real estate market in the Bank’s market areas which has led to the continued elevation of impaired loans. Within this segment of the portfolio, the Bank has traditionally made loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the ongoing challenging economic climate due to a combination of declining demand for residential real estate, excessive volume of properties available and the resulting price and collateral value declines. In addition, housing starts in the Bank’s market areas continue to be at historically low levels. Continuation of the challenging economic climate will likely cause the Bank’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans and non-performing assets, which may negatively impact the Company’s results of operations.

Thirty-seven impaired loans with a recorded value of approximately $32,015,000 were considered to be collateral dependent at December 31, 2011. One of these loans had a specific reserve allocated in the ALLL of $200,000 resulting in a net recorded value of approximately $31,815,000 for collateral dependent loans. Approximately $27,095,000 of the collateral dependent loans is troubled debt restructurings discussed in more detail below. Collateral dependent loans are generally recorded at the lower of cost or the appraised value net of estimated selling costs. It is generally determined these loans will be repaid by the liquidation of the collateral securing the loans. Management obtains independent appraisals of the collateral securing collateral dependent loans at least annually, or more frequently during periods of significant devaluation of real estate, like those currently being experienced, from independent licensed real estate appraisers and the carrying amount of the loans that exceed the accelerated liquidation value, which includes estimated selling costs, is taken as a charge against the allowance for loan losses and may result in additional charges to the provision expense. During the first quarter of 2011, for any impaired loans for which the principal collateral is real estate, the Bank began obtaining a current appraisal at least every six months. Prior to obtaining appraisals semi-annually, the Bank was obtaining annual appraisals. The process of obtaining appraisals every six months continued until the fourth quarter of 2011 at which time the Special Assets Department made the determination the rapid decline in property values in the Bank’s market areas were no longer prevalent and appraisals are presently being ordered annually. However, loans secured by land have continued to experience significant declines in value and the lengthening of the appraisal period could result in increased charges to the ALLL and provision expense when new appraisals are received. The Company utilizes a third party independent advisor to review appraisals for consistency and to assist the Company in identifying deficiencies in the appraisals. In the event that the Company disputes the appraisal results, the Company notifies the appraiser of the defects in the appraisal and engages a second independent appraiser to perform a second appraisal, which appraisal results the Company uses.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses, if any, that we might incur. All restructured loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Restructurings generally involve a reduced rate of interest that is below current market rates for a specified term usually ranging from one to two years. An additional concession could involve an extended amortization period up to thirty years. At the end of each loan’s revised maturity date, the Bank re-evaluates the credit to determine if additional time is required to enable the borrower to perform under normal credit underwriting standards.

Concessions could involve restructuring a loan into tranches with the primary note meeting all credit underwriting standards and secondary notes being classified as nonaccrual loans or being charged off through the ALLL. Generally, these types of restructurings require the borrower to demonstrate the ability to perform under the restructured loan agreement with the loan being designated nonaccrual until performance is considered likely to occur. These types of restructurings are not material at this time.

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

The following table presents troubled debt restructurings in compliance with modified terms and not in compliance with modified terms as December 31, 2011, 2010 and 2009:

	Troubled Debt Restructurings
		December 31,
	2011	2010	2009
		(in thousands)
In compliance with modified terms	21,574	35,752	21,798
30-89 days past due	1,518	—	—
Greater than 90 days past due	—	—	—
Nonaccrual	28,832	46,691	15,534

Total TDRs	$51,924	$82,443	$37,332

The overall decrease in TDRs from December 31, 2010 to December 31, 2011 was primarily due to management’s strategy to accelerate liquidation of certain impaired loans, as discussed above, including TDRs. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. The Company has $51,924,408, $82,442,903 and $37,332,034 outstanding to customers whose loans are classified as a troubled debt restructuring and the Company has committed to lend additional amounts totaling $643,037, $1,241,287 and $900,367 related to those loans, respectively, as of December 31, 2011, 2010 and 2009. The Company has allocated $2,192,909, $3,699,700 and $3,733,765 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively, as of December 31, 2011, 2010 and 2009. At December 31, 2011, 2010 and 2009, there were $23,092,377, $35,751,985 and $21,797,811, respectively, of accruing restructured loans that remain in a performing status. At December 31, 2011, TDRs related primarily to construction and development loans totaling approximately $17,236,000, or 30.5% of impaired loans, 1-4 family residential loans totaling approximately $14,099,000, or 24.8% of impaired loans and commercial real estate loans totaling approximately $16,964,000, or 29.9% of impaired loans.

Our allowance for loan losses at December 31, 2011 was approximately $14,863,000, a net increase of approximately $3,921,000 for the year. The allowance for loan losses as a percentage of total loans, non-accrual loans and non-performing assets at December 31, 2011 was 4.8%, 42.1% and 31.6%, respectively, compared to 2.9%, 20.6% and 16.4%, respectively, at December 31, 2010. Net charge-offs during 2011 increased from approximately $8,138,000 in 2010 to approximately $29,676,000 in 2011, representing a net charge-off ratio of 4.2% in 2011 compared to 2.0% in 2010. Management continues to evaluate and adjust our allowance for loan losses, and presently believes the allowance for loan losses is adequate to provide for probable losses incurred in the loan portfolio. Management believes the loans, including those loans that were delinquent at December 31, 2011, that will result in additional charge-offs have been identified and adequate provision has been made in the allowance for loan loss balance. No assurance can be given that adverse economic circumstances, declines in real estate values or other events or changes in borrowers’ financial conditions, particularly borrowers in the real estate construction and development business, will not result in increased losses in the Bank’s loan portfolio or in the need for increases in the allowance for loan losses through additional provision expense in future periods.

The following table summarizes our loan loss experience and related adjustments to the allowance for loan losses as of the dates and for the periods indicated:

	At December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Average balance of loans outstanding	$350,062	$397,594	$415,522	$417,124	$373,237
Balance of allowance for loan losses at beginning of year	10,942	11,353	5,292	3,974	3,524
Charge-offs:
Commercial, financial, agricultural	171	225	328	198	43
Real estate - construction, development	14,569	5,439	3,054	686	158
Real estate - mortgage	15,082	2,652	2,220	41	250
Consumer and other	264	278	289	98	110
Recoveries:
Commercial, financial, agricultural	16	13	1	43	—
Real estate - construction, development	115	390	—	—	—
Real estate - mortgage	255	4	251	11	15
Consumer and other	24	49	27	12	14
Net charge-offs	29,676	8,138	5,612	957	532
Additions to allowance charges to operations	33,597	7,727	11,673	2,275	982
Balance of allowance for loan losses at end of year	14,863	10,942	11,353	5,292	3,974
Ratio of net loan charge-offs during the year to average loans outstanding during the year	8.48%	2.05%	1.35%	0.23%	0.14%
Ratio of additions to allowance charges to operations to net charge off	113.21%	94.95%	208.00%	237.72%	184.59%
Ratio of allowance for loan losses as a percent of non-performing assets	31.62%	16.43%	20.57%	24.86%	260.25%
Ratio of allowance for loan losses as a percent of total loans	4.78%	2.92%	2.78%	1.26%	1.00%

As noted in the table above, there was an increase in all metrics relating to the allowance for loan losses, allowance charges to operations (provision expense) and net charge off during the period ended December 31, 2011 as compared to December 31, 2010. Net charge off as a percentage of average loans outstanding during the year increased from 2.05% to 8.48% from December 31, 2010 to December 31, 2011, due to the accelerated liquidation strategy discussed above. Provision expense increased from approximately $7,727,000, or 95.0% of net charge off, to approximately $33,597,000, or 113.2% of net charge off during the same period due to the strategy. The ratio of the allowance for loan losses as a percent of non-performing assets, even though an increase from 16.4% at December 31, 2010 to 31.62% at December 31, 2011, is considered to be a relatively low ratio from a historical perspective and would indicate the increase in the allowance for loan loss balance is directionally consistent with the overall level of non-performing assets and charge off.

The following table presents our allocation of the allowance for loan losses to the categories of loans in our loan portfolio as of the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
	($ in thousands)
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		as % of		as % of		as % of		as % of		as % of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$387	1.42%	$396	0.13%	$557	0.18%	$1,289	0.41%	$968	0.31%
Real estate - construction, development	3,572	6.34%	3,614	1.16%	5,844	1.88%	2,131	0.69%	1,600	0.51%
Real estate - mortgage	10,715	4.81%	6,713	2.16%	4,798	1.54%	1,599	0.51%	1,201	0.39%
Consumer, other	189	4.49%	219	0.07%	154	0.05%	273	0.09%	205	0.07%

Total	$14,863	17.06%	$10,942	3.52%	$11,353	3.65%	$5,292	1.70%	$3,974	1.28%

Securities

Our investment securities portfolio consists primarily of mortgage-backed securities and municipal securities. The investment securities portfolio is the second largest component of our earning assets and represented 25.4% of total earning assets and 19.2% of total assets at year-end 2011. As an integral component of our asset/liability management strategy, we manage our investment securities portfolio to maintain liquidity, balance interest rate risk and augment interest income. We also use our investment securities portfolio to meet pledging requirements for deposits and borrowings. The average yield on our investment securities portfolio during 2011 was 2.58% versus 2.31% for 2010, an increase of 27 basis points. Net unrealized gains (losses) on securities available for sale, included in accumulated other comprehensive income (loss), increased from a net unrealized loss of ($1,064,678) for the year ended December 31, 2010 to a net unrealized gain of $80,253 at December 31, 2011.

The approximately $8.7 million increase in investment securities during 2011 is primarily attributable to fluctuations in pledging requirements related to the Bank’s secured liabilities. In addition to meeting pledging requirements for borrowings, we also use our investment securities portfolio to secure public deposits. Municipal deposits, which are secured by a portion of the Bank’s investment securities and are currently required to be over-collateralized by such securities, decreased approximately $60 million during 2010 to approximately $40 million at December 31, 2010 and December 31, 2011, respectively. This resulted in a decrease in pledging requirements for municipal deposits of approximately $70 million from approximately $115 million to approximately $45 million at December 31, 2010 and December 31, 2011, respectively.

Additionally, at December 31, 2010, we had approximately $31 million in mortgage-backed and municipal securities pledged as collateral for certain fed funds lines of credit and FHLB borrowings. The average yields on these investments generally exceeded the cost of the interest-bearing deposits that funded them during 2011. However, the cost of these deposits and the lower yield associated with these securities, when compared to loans, negatively impacted our net interest margin during 2011. Included in our investment securities portfolio as of December 31, 2011, was approximately $5,907,000 in tax-exempt municipal securities.

The carrying amounts of securities at the dates indicated are summarized as follows:

	At December 31,
	2011	2010	2009
		(in thousands)
Securities available for sale:
U.S. Treasury and government agencies and corporations	$—	$250	$10,149
Mortgage-backed securities - residential	89,655	81,145	114,057
Obligations of states and political subdivisions	5,375	4,922	20,124

Total	95,030	86,317	144,330
Securities held to maturity:
Obligations of states and political subdivisions	1,380	1,318	2,204

The following table contains the contractual and projected maturity distribution, carrying value, and weighted-average yield to maturity of our investment securities.

	Maturity
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average Tax	After 1	Average Tax	After 5	Average Tax		Average Tax		Average Tax
	1 year	Equivalent	Year - 5	Equivalent	Years - 10	Equivalent	Over 10	Equivalent		Equivalent
	or less	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
					(dollars in thousands)
Securities available for sale:
Mortgage-backed securities - residential	692	2.97%	84,725	3.50%	2,788	4.11%	1,450	3.62%	89,655	3.52%
Obligations of states and political subdivisions	—	—	265	2.27%	2,737	3.13%	2,373	6.24%	5,375	4.46%

Total available for sale	692	2.97%	84,990	3.50%	5,525	3.62%	3,823	5.25%	95,030	3.57%
Securities held to maturity:
Obligations of states and political subdivisions	—	—	—	—	756	4.65%	624	4.72%	1,380	4.68%

Total held to maturity	—	—	—	—	756	4.65%	624	4.72%	1,380	4.68%
Total securities	692	2.97%	84,990	3.50%	6,281	3.75%	4,447	5.17%	96,410	3.59%

All securities we held exceeded 10% of total shareholders’ equity as of December 31, 2011. Projected maturities for mortgage-backed securities include industry estimates of payments and pre-payments based on the most recent history of each individual security and an overall projection for future performance of each security based on estimated future trends.

Deposits

Total deposits decreased during 2011 and the balances were distributed as follows:

	2011	2010	$ change	% change
Noninterest-bearing demand deposits	$50,761	$47,638	$3,123	6.56%

Total noninterest-bearing deposits	50,761	47,638	3,123	6.56%
NOW accounts	58,367	57,345	1,022	1.78%
Money market accounts	51,806	49,701	2,105	4.24%
Savings	22,364	23,734	(1,370)	-5.77%
Brokered deposits	16,605	27,019	(10,414)	-38.54%
Time deposits	232,235	244,154	(11,919)	-4.88%

Total interest-bearing deposits	381,377	401,953	(20,576)	-5.12%
Total deposits	$432,138	$449,591	$(17,453)	-3.88%

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

The decrease in certificates of deposit was the result of seasonal reductions and, to a lesser extent, migration of funds to non-interest bearing deposits upon maturity of the certificates.

Brokered deposits are certificates of deposit acquired from approved brokers on terms that are substantially similar to deposits acquired in the local market. As a result of the Bank agreeing to the terms of the Consent Order, the Bank may not accept, renew or roll over brokered deposits without prior approval of the FDIC. As of December 31, 2011, brokered deposits maturing in the next 12 months totaled approximately $8,260,000 with the balance of approximately $8,345,000 maturing during the following twelve months. Funding sources for the maturing brokered deposits include, among other sources, our cash account at the FRB-Atlanta, growth, if any, of core deposits from current and new retail and commercial customers, scheduled repayments on existing loans and the possible pledge or sale of investment securities. Because the Bank is not considered “well capitalized”, it is not permitted to offer to pay interest on deposits at rates that are more than 75 basis points above the “national rate” unless the FDIC determines we are in a “high rate area.” These interest rate limitations may limit the ability of the Bank to increase or maintain core deposits from current and new deposit customers.

Brokered deposits decreased approximately $10.4 million during 2011, and represented approximately 3.8% and 6.0% of total deposits at December 31, 2011 and 2010, respectively. The Bank significantly reduced its reliance on brokered deposits during 2010 and 2011. Management intends to seek to further reduce the level of brokered deposits during 2012 consistent with the terms of the Consent Order. The average cost of our brokered deposits at December 31, 2011 was 1.91%. During 2010, the average cost of these deposits was 1.70%. We have not and do not intend to replace any maturing brokered deposits during 2012.

The average balances of deposit accounts by category and the average rates paid thereon are presented below for the periods indicated:

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	($ in thousands)
Noninterest-bearing demand deposits	$47,660	0%	$46,237	0%	$45,761	0%
Interest-bearing demand deposits	106,166	0.91%	119,547	1.09%	150,384	1.23%
Savings deposits	23,072	0.68%	22,790	1.08%	17,340	1.39%
Time deposits	256,762	1.64%	302,494	2.08%	304,715	2.67%

Total	$433,660		$491,068		$518,200

The balances in time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2011, are shown below by time remaining until maturity:

(dollars in thousands)
Three months or less	$16,459
Over three months through six months	20,300
Over six months through 12 months	34,669
Over 12 months	60,465

Total	$131,893

The average balance of interest-bearing demand and savings deposits decreased approximately $13,099,000 during 2011. The average rate paid on these interest-bearing demand and savings deposits in 2011 was 0.87%, down from 1.09% in 2010.

Our total average cost of interest-bearing deposits (including demand, savings and certificate of deposit accounts) for 2011 was 1.38%, down from 1.76% in the prior year.

Shareholders’ Equity

At December 21, 2011, the Company’s shareholders’ deficit was approximately $2,336,668, compared to shareholders’ equity of approximately $35,674,170 at December 31, 2010. Accordingly, at December 31, 2011, the Company’s liabilities exceeded its assets, resulting in the Company’s common stock having no equity value. The decrease in shareholders’ equity was primarily the result of the 2011 net loss of approximately $39,258,000. Accumulated other comprehensive income (loss) represents the net unrealized gain (losses) on securities available-for-sale. The increase in accumulated comprehensive income from a net loss of $1,064,678 at December 31, 2010 to a net gain of $80,253 at December 31, 2011 offset some of the decrease in shareholders’ equity during 2011.

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

The Bank’s asset/liability mix is monitored on a regular basis and a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to our Board of Directors and management’s asset/liability committee on a quarterly basis. The key objective of our asset/liability management policy is to monitor and adjust the mix of interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings by matching rates and maturities of our interest-earning assets to those of our interest-bearing liabilities. An asset or liability is considered to be interest rate-sensitive if it will re-price or mature within the time period analyzed, usually one year or less.

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

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2011. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in the period in which they are scheduled to mature while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity dates.

Analysis of Interest Sensitivity

As of December 31, 2011

(dollars in thousands)

	0 - 3	3 - 12	1 - 3	Over three
	months	months	years	years	Total
Federal funds sold	$2,881	$—	$—	$—	$2,881
Federal Reserve Bank	30,226	—	—	—	30,226
Securities	5,388	15,031	26,955	49,037	96,411
Loans (1)	59,656	92,804	98,339	59,997	310,796

Total interest-earning assets	98,151	107,835	125,294	59,962	391,242

Interest-bearing liabilities:
Interest-bearing demand deposits	110,173	—	—	—	110,173
Savings	22,364	—	—	—	22,364
Time deposits	48,642	107,363	71,191	21,643	248,839
Other borrowings	—	5,200	5,000	45,000	55,200

Total interest-bearing liabilities	181,179	112,563	76,191	66,643	436,576

Interest rate sensitivity gap	$(83,028)	$(4,728)	$49,103	$(6,681)	$(45,334)

Cumulative interest rate sensitivity gap	$(83,028)	$(87,756)	$(38,653)	$(45,334)

Interest rate sensitivity gap ratio	-84.59%	-4.38%	39.19%	-11.14%
Cumulative interest rate sensitivity gap ratio	-84.59%	-42.60%	-11.67%	-11.59%

(1)	Includes nonaccrual loans

At December 31, 2011, the Bank’s cumulative one-year interest rate sensitivity gap ratio was (42.60%), which indicates that our interest-earning assets will re-price during this period at a rate slower than our interest-bearing liabilities. The effects of certain categories of interest-bearing liabilities, primarily interest-bearing demand deposits and overnight federal funds purchased, tend to be overstated in our gap analysis and we believe that the spread between our interest-earning assets and interest-bearing liabilities will not be affected as much by the repricing period for these deposits as they will by the current interest rate environment. Currently, due to the extended period of low interest rates, our short term interest-sensitive assets and liabilities are likely close to their floors. Certain longer term interest-sensitive assets and liabilities, particularly fixed rate loans, time deposits and long-term borrowings, have more potential for repricing adjustments as they mature and are replaced at current rate levels. Additionally, when interest rates increase, our cumulative interest rate sensitivity gap indicates that a larger volume of our interest-bearing liabilities will reprice more quickly than our interest-earning assets. This could cause further compression of our net interest margin until the volume of interest-sensitive assets earning higher rates of interest gets closer to the volume of interest-sensitive liabilities already bearing higher rates of interest.

Return on Assets and Equity

The following table summarizes our return on average assets and return on average equity as well as our dividend payout ratio for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended
	At December 31,
	2011	2010	2009
Return on average assets	-7.46%	-1.69%	-0.64%
Return on average equity	-188.26%	-21.83%	-8.14%
Average equity as a percentage of average assets	3.96%	7.74%	7.88%
Cash dividend payout ratio	0.00%	0.00%	0.00%

Capital Adequacy and Liquidity

Our funding sources primarily include customer-based core deposits and customer repurchase accounts. The Bank, being situated in a market that relies on tourism as its principal industry, can be subject to periods of reduced deposit funding because tourism in Sevier County is seasonably slow in the winter months. The Bank has a cash management line of credit in the amount of $100 million from the FHLB of Cincinnati as well as a line of credit totaling approximately $3 million at December 31, 2011 from the Federal Reserve Discount Window that the Bank uses to meet short-term liquidity demands, none of which was borrowed as of that date. The borrowing capacity can be increased based on the amount of collateral pledged.

Capital adequacy is important to the Bank’s continued financial safety and soundness and growth. Our banking regulators have adopted risk-based capital and leverage guidelines to measure the capital adequacy of national banks. In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. Under the terms of the Consent Order, the Bank was required to achieve by February 24, 2012 and thereafter maintain a Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 12%. The 9% ratio is the same as that required by the OCC in an individual minimum capital requirement (“IMCR”) for the Bank effective in February 2010 and the 12% ratio is slightly below the 13% ratio required by the IMCR. As of December 31 2011, the Bank failed to satisfy these ratios, as well as the requirements for being considered “adequately capitalized,” as described below.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%.

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a higher minimum tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

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

The table below sets forth the Bank’s capital ratios as of the periods indicated:

	December 31,
	2011	2010
Tier 1 Leverage	2.10%	8.41%
Adequately capitalized regulatory minimum	4.00%	4.00%
Required by Consent Order/IMCR*	9.00%	9.00%
Tier 1 Risk-Based Capital	3.07%	11.97%
Adequately capitalized regulatory minimum	4.00%	4.00%
Total Risk-Based Capital	4.35%	13.23%
Adequately capitalized regulatory minimum	8.00%	8.00%
Required by Consent Order/IMCR*	12.00%	13.00%

*	The Bank was subject to the IMCR until October 2011 at which time it was replaced by the Consent Order

The table below sets forth the Company’s capital ratios as of the periods indicated:

	December 31,
	2011	2010
Tier 1 Leverage	-0.47%	8.34%
Regulatory minimum	4.00%	4.00%
Required by Written Agreement*	4.00%	4.00%
Tier 1 Risk-Based Capital	-0.68%	11.87%
Regulatory minimum	4.00%	4.00%
Required by Written Agreement*	4.00%	4.00%
Total Risk-Based Capital	-0.68%	13.27%
Regulatory minimum	8.00%	8.00%
Required by Written Agreement*	8.00%	8.00%

*	The Company has not submitted an acceptable written plan to maintain sufficient capital under the Written Agreement and the ratios noted above are the required ratios for the Company to meet regulatory minimum adequately capitalized ratios if it were not subject to the Written Agreement.

On October 27, 2011, the OCC issued the Consent Order that, among other things, required the Bank to attain on or before February 24, 2012 and thereafter maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 12%. The 9% ratio was the same as in the Bank’s IMCR while the 12% ratio was a slight reduction from the 13% required under the IMCR. Prior to December 28, 2011, the Bank was required to submit to the OCC a capital plan to achieve these ratios, and if the OCC determines it has no supervisory objection to the capital plan, to implement it within five days. As noted above, the Bank’s ratio of Tier 1 capital to average assets was 2.10% and its ratio of total capital to risk-weighted assets was 4.35% at December 31, 2011 and thus substantially below the requirements of the Consent Order. The Bank’s Tier 1 capital at December 31, 2011 was approximately $35,583,000 below the amount needed to meet the agreed-upon Tier 1 capital to average assets ratio of 9%. The Bank’s total risk-based capital at December 31, 2011 was approximately $26,975,000 below the amount needed to meet the agreed-upon total capital to risk-weighted assets ratio of 12%.

In addition to the capital requirements established under the Consent Order, under the OCC’s prompt corrective action regulations, as discussed above, the Bank is treated as “significantly undercapitalized” because of its capital level. Accordingly, the Bank is subject to certain restrictions restricting payment of capital distributions or management fees, restricting asset growth, requiring prior approval of asset expansion proposals and limiting compensation paid to senior executive officers. In view of the substantial levels of capital required, the Board of Directors and management are exploring additional sources of capital and funding as well as the sale of control of the Company and/or the Bank to reach the required levels. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be. If the Company is able to sell shares of its equity securities to generate additional capital, the price at which those securities would likely be sold would result in substantial dilution to the Company’s existing shareholders.

In November 2003, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust I. This subsidiary issued approximately $5.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. In June 2006, the Company formed a wholly owned Delaware statutory trust subsidiary, MNB Capital Trust II. This subsidiary issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained the proceeds from the trusts’ sale of trust preferred securities by issuing junior subordinated debentures to the trusts. Under the Financial Accounting Standards Board’s revised Interpretation No. 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated with the Company for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve’s current rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. Additionally, following passage of the Dodd-Frank Act, trust preferred and cumulative preferred securities will no longer be deemed Tier 1 capital for bank holding companies, but trust preferred securities issued by bank holding companies with under $15 billion in total assets at December 31, 2009 are to be grandfathered in and continue to count as Tier 1 capital. However, the proposed Basel III capital reforms ignore the grandfathering for smaller community banks and phase out trust preferred securities from Tier 1 capital over a ten-year period. If these proposed rules are adopted, as proposed, the trust preferred securities we have issued will begin to be excluded from our calculation of Tier 1 capital.

On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities and interest payable as of December 31, 2011 totaled $431,753. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.

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

The following is a summary of the Bank’s commitments outstanding at December 31, 2011 and 2010.

	December 31,
	2011	2010
	($ in thousands)
Commitments to extend credit	$25,855	$41,155
Standby letters of credit	6,851	5,288

Totals	$32,706	$46,443

Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans, and other unused commitments. Commitments to fund commercial real estate, construction, and land development loans decreased approximately $15,300,000 during 2011, reflecting current economic conditions in our market.

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

Significant Accounting Changes

The information appearing under “Note 20. Recent Accounting Pronouncements” in the 2011 notes to the financial statements is incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that certain deficiencies identified in internal controls and procedures created material weaknesses and resulted in the Company’s disclosure controls and procedures not being effective to ensure that information required to be disclosed in the Company’s reports under the Exchange Act was recorded, summarized and reported within the time periods specified in the Commission’s rules and forms as of the end of the period covered by this report. Based on this determination of the existence of material weaknesses, which began during the fourth quarter of 2010 and continued during 2011, management identified certain areas requiring internal control and procedure improvements.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s system of internal control over financial reporting was not effective. See “Changes in Internal Control over Financial Reporting” for further information.

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

Changes in Internal Control over Financial Reporting

During Management’s assessment of the Company’s internal control over financial reporting at December 31, 2011, the following material deficiencies were noted: 1) Loans determined to be collateral dependent were not properly identified in a timely manner and detailed documentation of the recorded investment was not maintained; 2) Loan risk-grades were not properly determined in a timely manner which is necessary to manage the high level of credit risk in the Bank; 3) The allowance for loan loss calculation was deemed inadequate due to items one and two which caused the charge off relating to the fourth quarter of 2011 not being recognized and recorded in a timely manner and an enhancement to the methodology was required. These deficiencies could result in overstatement of loans and income and understatement of the provision for loan losses, charge off and the allowance for loan losses; 4) There was a lack of well-documented support for discounts taken on appraisals for collateral dependent loans and OREO; and 5) Inability of management to prepare financial reporting in a timely manner. The remediation plan for these internal control deficiencies is noted below. Other than the items noted below, during the fourth quarter of 2011 there were no other changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During and subsequent to the fourth quarter of 2011, management took the following remediation actions regarding the above referenced internal control deficiencies:

1)

During the first quarter of 2012, the Bank’s primary regulator, during its regular safety and soundness exam, determined several loans were not properly identified by the Bank as collateral dependent as of December 31, 2011. Collateral dependent loans require a charge off of the loan balance if the recorded investment in the loan exceeds the underlying collateral value net of cost to sell. To make the determination the proper recorded investment has been recorded, the current appraised value of the collateral must be obtained and a well documented analysis performed. Procedures should include a thorough review of the analysis performed including a determination that proper appraisal values are determined and used in the calculation. Findings of external auditors and consultants should be considered and incorporated into the determination of both collateral dependence and the calculation of any resulting change in the recorded investment for each loan. The Special Assets Department reports directly to the Bank’s board of directors and is in charge of complying with these requirements. Controls and procedures have been developed and incorporated into the process to assure collateral dependent loans are properly identified and related charge offs recorded as of a reporting date. Procedures put in place in the Special Assets Department to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of December 31, 2011, however, management has determined these efforts have not been sufficient through the reporting date to remediate the deficiency.

2)	Several loan risk-grade classifications were determined to be incorrect during the OCC review noted above. These risk-grades are a primary component of the calculation of the allowance for loan losses. Procedures should include a thorough review of the analysis performed. Controls and procedures have been developed and incorporated into the process to assure loan risk-grade classifications are appropriate as of a reporting date. Procedures put in place in the Special Assets and Lending Departments have been incorporated into the financial statements as of December 31, 2011, however, management has determined these efforts have not been sufficient through the reporting date to remediate the deficiency.

3)	Due to the inability of the Special Assets Department to properly identify collateral dependent loans and problem loans as noted in items one and two above, the allowance for loan loss calculation was determined to be inadequate and the Bank subsequently recorded additional charge offs of approximately $5,788,000 as of December 31, 2011. Procedures put in place in the Special Assets Department to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of December 31, 2011, however, management has determined these efforts have not been successful through the reporting date to remediate the deficiency.

4)	The Special Assets Department did not have well-documented support for discounts applied to appraisals for both collateral dependent loans and OREO. During the fourth quarter of 2011, management began obtaining appraisals with accelerated liquidation values from independent appraisers indicating the price the Bank could expect to receive for the collateral within a specific time period, usually three- to six-months. However, the Special Assets Department continued to, in most cases, further discount the appraisal even though it included cost to sell and a discount intended to provide the net sale price to the Bank in the expected sales time-frame. Controls and procedures have been developed and incorporated into the process to assure discounts applied to appraisals are both well documented and appropriate as of a reporting date. Procedures put in place in the Special Assets Department to comply with these requirements and the results of their efforts have been incorporated into the financial statements as of December 31, 2011, however, management has determined these efforts have not been successful through the reporting date to remediate the deficiency.

5)	Due to the on-going problems of identification of collateral dependent loans and problems with determination of appropriate loan risk-grades, associated loan losses were not identified and recorded in a timely manner. These factors, along with personnel turnover in the Bank’s Accounting Department, have prevented the Company from completing the 2011 Annual Report prior to the date of this report’s filing with the SEC and subsequent quarterly reports are still pending completion. The Bank’s Accounting Department has added additional staff during 2012 to remediate the problems encountered with personnel turnover.

The identified material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively. Management anticipates this remediation process will be completed by December 31, 2013 and that the Company’s internal controls over financial reporting, with respect to these identified material weaknesses, will be deemed effective. There are no material costs associated with correcting the control deficiencies described above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

The information describing the current position and prior business experience of each of the directors below contains information regarding the person’s service as a director, business experience, public reporting company director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director for the Company. Except for Michael Brown, who was appointed to the Board of Directors of the Company and the Bank in 2012, each of the directors has served as a director of the Company since its inception in 2002 and as a director of the Bank since 1998.

Class I Directors (Term to expire at the 2013 Annual Meeting of Shareholders)

Gary A. Helton, age 52, has been the Owner and General Manager of Volunteer Chevrolet in Sevierville, Tennessee since its opening in May 1994. In addition, he is also involved in many real estate ventures, both commercial and residential. Mr. Helton is a member of the First Baptist Church in Sevierville and a lifelong resident of Sevier County. He graduated with a B.S. Degree in Business Management from Carson-Newman College in Jefferson City, Tennessee in 1982 and is a graduate of the Leadership Sevier Class of 2001. Mr. Helton has extensive experience as a successful small business owner and also provides the Board with expertise in matters relating to commercial and residential real estate matters.

Jeffrey J. Monson, age 57, has served as the managing partner of GCS Partnership, a commercial real estate partnership, since 2007. Mr. Monson also has commercial and residential real estate interests in Sevier County, Tennessee. He retired from TRW, a global automotive supply manufacturer in 2007 after 27 years in various engineering and management positions in six plant locations. Mr. Monson is a graduate of Purdue University with a Bachelor’s Degree in Mechanical Engineering and served as an Officer in Purdue’s Mechanical Engineering Honorary Society. He also received a Master’s Degree from Purdue’s Krannert Graduate School of Management. Mr. Monson is a member of Asbury United Methodist Church in Greeneville, Tennessee. In the past, he has served as a member of the United Way of Sevier County Board of Directors and the Boys and Girls Club of the Smoky Mountains Board of Directors. Mr. Monson is a graduate of the Leadership Sevier Class of 2002 and is currently a member of the Holston United Methodist Home for Children Board of Trustees. Mr. Monson’s engineering background and business experience allows him to bring to the Board a broad understanding of a number of industries in which many of the Company’s clients operate. He is also actively involved in a number of community activities in the Company’s market area.

Charlie R. Johnson, age 71, is the Owner of Johnson-Murrell and Associates, P.C., a law firm located in Sevierville, Tennessee, since 1976. His firm is involved primarily in business law, real estate and estate administration. Mr. Johnson was an elected member of the Board of Mayor and Alderman for the City of Sevierville from 1995 to 2003 and previously served as the Mayor of Sevierville from 1987 to 1995. Mr. Johnson serves as consulting attorney for Signature Title of Tennessee, LLC, a title and escrow closing company. He is an Owner and Vice-President of Oak Haven Resort, Inc., a log cabin rental and development company. Mr. Johnson is a former member of the Advisors of the Department of Geography at the University of Tennessee. He is a Deacon and Trustee at the First Baptist Church of Sevierville, Tennessee. He graduated from Tennessee Technological University with a Bachelor’s Degree in Political Science and a Minor in Economics. He holds a Master’s Degree in Public Administration and a Doctorate of Jurisprudence from the University of Tennessee at Knoxville. Mr. Johnson’s over 36 years of legal practice in the Sevier County, Tennessee area, during which he has represented a broad array of corporate and municipal clients, contribute to the breadth and depth of experience on the Board through the inclusion of a member with an understanding of a broad range of legal and regulatory matters.

Class II Directors (Term to Expire at 2014 Annual Meeting of Shareholders)

Sam L. Large, age 60, has been a promoter of the Gatlinburg Craftsmen’s Fairs since 1988. Prior to that time, Mr. Large was Manager and Buyer for the Gatlinburg Craft Center and Manager of Brookside Village. Mr. Large is the Owner of S.L.L., Inc., a real estate and promotions firm, and Sam L. Large Construction. Mr. Large has an Associate Degree in Accounting and Computer Programming. He has served on the Boards of Directors of the Gatlinburg Convention and Visitors Bureau and the Gatlinburg Chamber of Commerce and has been President of both organizations. Mr. Large has extensive experience as a small business owner in the communities that the Company serves and is actively involved in a number of community activities in the Company’s market area.

Linda N. Ogle, age 68, has been President of Riverside Motor Lodge, Inc. and Riverside Towers, LLC for the past fifteen years. Ms. Ogle is involved in all aspects of the daily operations of her businesses and has served in numerous civic and professional capacities. She is currently a member of the Pigeon Forge United Methodist Church. She is a member of the Board of

Directors and Secretary for the Boys and Girls Club of the Smoky Mountains and past Chairperson for the Hotel Division of the United Way Campaign. She is currently Campaign Chairperson for Fort Sanders Sevier Hospital, and is a graduate and past President of Leadership Sevier Class of 1998, and a graduate of Leadership Knoxville and East Tennessee Regional Leadership. Ms. Ogle is also a member of the Board of Directors for the Fort Sanders Foundation, Friends of the Great Smoky Mountains, Covenant Health and Pigeon Forge Library, and Helen Ross McNabb Board. She also serves as President of the Walters State Foundation. Ms. Ogle has extensive experience as a successful small business owner and is actively involved in a number of community activities in the Company’s market area.

Michael C. Ownby, age 62, has been President of Ownby Insurance Service, Inc., an insurance agency in Sevierville, Tennessee, since 1973. He is also Chief Manager of MSP Enterprises LLC, which invests in various real estate ventures and stock investments. He is a 1973 graduate of the University of Tennessee with a B.S. in Business Administration. Mr. Ownby is a member of First Baptist Church in Sevierville, Tennessee where he has served as Sunday School Director, taught Sunday School, and has served on various committees of the church. He is a past member of the Sevierville Rotary Club. Mr. Ownby was previously a Director of the Sevierville Chamber of Commerce; a Director of the Dr. Robert F. Thomas Foundation; a member of the Sevier County Kiwanis Club; member of the Sevier County Jaycees; on the Board of Directors of the Insurors of Tennessee and on the Board of Directors of the Sevier County Chapter of the Salvation Army. Mr. Ownby’s experience provides the Board with critical experience in insurance matters. In addition, Mr. Ownby provides the Board with his financial expertise as a successful small business owner.

Class III Directors (Term to Expire at 2012 Annual Meeting of Shareholders)

John M. Parker, Sr., age 65, is a native of East Tennessee. For the past twenty years, Mr. Parker has been a sole proprietor who purchases, subdivides and sells parcels of land. Since arriving in the Sevier and Jefferson County areas, he has participated in many business ventures including being one of the original founders of Smoky Mountain Knife Works in Sevierville, Tennessee. Mr. Parker has also been very involved in real estate development of several residential subdivisions in Sevier County and many surrounding counties contributing to the growth of these areas. Mr. Parker has extensive experience as a successful small business owner. In addition, Mr. Parker provides the Board with additional expertise relating to commercial and consumer real estate matters.

Ruth A. Reams, age 72, retired from Reams Drug Store more than ten years ago where she assisted her husband in the operation of the family business for many years. She currently is serving as a Board Member on the Dr. Robert F. Thomas Foundation Board, is a member of the Pigeon Forge Library Board and the Pigeon Forge Lion’s Club, and is a graduate of Leadership Sevier Class of 2001. Ms. Reams has extensive experience as a successful small business owner and is actively involved in a number of community activities in the Company’s market area.

Michael L. Brown*, age 53, is the President and Chief Operating Officer of the Company and Bank. He was appointed President and as a member of the Board of Directors of the Bank effective March 16, 2012, and as President and as a member of the Board of Directors of the Company effective April 19, 2012. Prior to that, he served as Executive Vice President of the company and the bank, and has been with the company since it was formed. He graduated from the School of Business at the University of Tennessee and the Graduate School of Banking at Louisiana State University. Mr. Brown is an active member of East Maryville Baptist Church. He has been in banking since 1981 having worked for First Federal Savings and Loan, Maryville, Tennessee, First National Bank of Gatlinburg, Gatlinburg, Tennessee which was acquired by BankFirst, Knoxville, Tennessee, and Mountain National Bank since 1998. Mr. Brown is a member and Past President of the Sevierville Rotary Club, a graduate of Leadership Sevier Class of 2005 and of Leadership Blount County Class of 1992. He serves as a member of the Payment and Technology Committee of the Independent Community Bankers of America as well as a member of the Government Relations Committee of the Tennessee Bankers Association.

(*Mr. Brown was appointed to the Board of Directors of the Bank and Company during 2012 and as such his term expires at the next Annual Meeting of Shareholders held by the Company at which time he will stand for election for a term of three years)

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

Code of Ethics

The Company has adopted a code of ethics applicable to all directors, officers and employees, which is available without charge, upon written request to Mountain National Bancshares, Inc. c/o Corporate Secretary, 300 E. Main Street, Sevierville, Tennessee 37862. This code contains provisions consistent with the SEC’s description of a code of ethics. The Company intends to disclose any legally required amendments to, or waivers from, the code of conduct with respect to its directors and officers in accordance with the rules and regulations of the SEC.

Executive Officers

The following individuals served as executive officers at December 31, 2011, in addition to Mr. Brown, who is included under “Board of Directors” above.

Dwight B. Grizzell, age 62, was the President/CEO and Director of the Company and the Bank prior to his resignation from the Bank effective March 5, 2012, and from the Company effective April 19, 2012, due to his retirement effective September 30, 2012. Mr. Grizzell had 40 years of banking experience. Before becoming the Bank’s CEO, he served as Regional President of BankFirst for Sevier County from 1996 through 1997. Prior to that he was the President/CEO and Director of First National Bank of Gatlinburg. Mr. Grizzell began his career with Third National Bank in Nashville in 1972. Mr. Grizzell held numerous managerial and administrative positions with Third National Bank, First Security National Bank in Lexington, Kentucky and First National Bank of Gatlinburg in Tennessee. He has served in numerous civic and professional capacities and is a former member of the Tennessee Bankers Association Board of Directors. He has been active with the Robert F. Thomas Foundation including service as a Director on the Board and as a committee member on the Robert F. Thomas Hospital Steering Committee. He currently serves on the TBA Government Relations Committee; and was previously the State Director of the Independent Community Bankers Association (“ICBA”) and served on the National Board of Directors of ICBA. He is a member of the Leadership Sevier Class of 1998, and is a member of the Great Smoky Mountains Church of Christ. Mr. Grizzell’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank operates afforded the Board valuable insight regarding the business and operation of the Bank.

Grace D. McKinzie, age 59, serves as Executive Vice President – Chief Credit Officer of the Company and the Bank. Ms. McKinzie has been with the Company since its inception in 2002 and with the Bank since 1998. Ms. McKinzie began her banking career with The First National Bank of Gatlinburg in 1974 where she served as Vice President and was a commercial lender in the Gatlinburg market. She is a graduate of Gatlinburg Pittman High School and the Tennessee Bankers Commercial Lending School at Vanderbilt University. Ms. McKinzie was the 2006 American Business Women’s Associate of the Year. She was a graduate of the 2007 Leadership Sevier Class.

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

Compensation of Named Executive Officers and Directors

Named Executive Officers. The following table sets forth information with respect to all compensation paid or accrued in 2011 for Dwight B. Grizzell, the Company’s President and Chief Executive Officer as of December 31, 2011, Grace D. McKinzie, the Company’s Executive Vice President - Chief Lending Officer and Michael L. Brown, the Company’s Executive Vice President - Chief Operating Officer as of December 31, 2011. No other executive officers of the Company were paid $100,000 or more in total compensation for services provided during the year ended December 31, 2011.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equality Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($) (7)	All Other Compensation ($)		Total ($)
Dwight B. Grizzell, President and Chief Executive Officer	2011	$238,900	$—	$—	$—	$—	$218,347	$22,112	(1)	$479,359
	2010	227,612	250	—	—	—	163,849	23,984	(2)	415,695
Grace D. McKinzie, Executive Vice President and Chief Lending Officer	2011	158,000	—	—	—	—	104,956	14,371	(3)	277,327
	2010	152,435	250	—	—	—	80,632	14,508	(4)	247,825
Michael L. Brown, Executive Vice President and Chief Operating Officer	2011	158,000	—	—	—	—	60,401	15,573	(5)	233,974
	2010	153,119	250	—	—	—	45,248	15,298	(6)	213,915

(1)	Represents car allowance of $3,761, insurance premium of $8,451, and director fees of $9,900.
(2)	Represents car allowance of $6,023, insurance premium of $8,061, and director fees of $9,900.
(3)	Represents car allowance of $6,074, insurance premium of $7,497 and subsidiary directors fees of $800.
(4)	Represents car allowance of $6,207, insurance premium of $7,179, subsidiary directors fees of $200, and 401(k) match of $922.
(5)	Represents car allowance of $8,006, insurance premium of $6,767 and subsidiary directors fees of $800.
(6)	Represents car allowance of $8,594, insurance premium of $6,504 and subsidiary directors fees of $200.
(7)	The amounts in the column captioned “Non-Qualified Deferred Compensation Earnings” reflect the changes in the value of benefits under each executive’s salary continuation agreement, the terms of which are described in more detail below.

Outstanding Equity Awards

The following table sets forth information with respect to outstanding equity awards as of the end of the 2011 fiscal year:

Outstanding Equity Awards At 2011 Fiscal Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Vesting Date	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dwight B. Grizzell	65	—	01/01/07	—	11.53	11/25/13	—	—	—	—
Dwight B. Grizzell	122	—	01/01/07	—	17.21	11/16/14	—	—	—	—
Dwight B. Grizzell	180	—	01/01/07	—	17.26	11/22/14	—	—	—	—
Dwight B. Grizzell	180	—	01/01/07	—	17.26	12/16/14	—	—	—	—
Dwight B. Grizzell	884	—	01/01/07	—	17.29	01/04/15	—	—	—	—
Dwight B. Grizzell	174	—	01/01/07	—	20.68	01/18/15	—	—	—	—
Dwight B. Grizzell	75	—	01/01/07	—	20.80	01/20/15	—	—	—	—
Dwight B. Grizzell	180	—	01/01/07	—	20.66	01/31/15	—	—	—	—
Dwight B. Grizzell	180	—	01/01/07	—	22.82	03/15/15	—	—	—	—
Dwight B. Grizzell	227	—	01/01/07	—	20.72	03/26/15	—	—	—	—
Dwight B. Grizzell	76	—	01/01/07	—	20.84	06/27/15	—	—	—	—
Dwight B. Grizzell	39	—	01/01/07	—	20.30	09/01/15	—	—	—	—
Dwight B. Grizzell	180	—	01/01/07	—	20.66	09/02/15	—	—	—	—
Dwight B. Grizzell	2,501	—	01/01/07	—	20.73	09/08/15	—	—	—	—
Dwight B. Grizzell	4,823	—	01/01/08	—	20.73	09/08/15	—	—	—	—
Dwight B. Grizzell	4,823	—	01/01/09	—	20.73	09/08/15	—	—	—	—
Dwight B. Grizzell	4,823	—	01/01/10	—	20.73	09/08/15	—	—	—	—
Dwight B. Grizzell	4,823	—	01/01/11	—	20.73	09/08/15	—	—	—	—
Dwight B. Grizzell	—	2,314	01/01/12	—	20.73	09/09/15	—	—	—	—
Dwight B. Grizzell	—	868	01/01/12	—	20.73	09/23/15	—	—	—	—
Dwight B. Grizzell	—	237	01/01/12	—	20.75	10/26/15	—	—	—	—
Dwight B. Grizzell	—	59	01/01/12	—	22.66	01/09/16	—	—	—	—
Dwight B. Grizzell	—	20	01/01/12	—	23.16	03/10/16	—	—	—	—
Dwight B. Grizzell	—	14	01/01/12	—	21.41	03/14/16	—	—	—	—
Dwight B. Grizzell	—	59	01/01/12	—	23.09	03/16/16	—	—	—	—
Dwight B. Grizzell	—	726	01/01/12	—	23.53	03/20/16	—	—	—	—
Dwight B. Grizzell	—	180	01/01/12	—	23.68	03/24/16	—	—	—	—
Dwight B. Grizzell	—	180	01/01/12	—	23.73	04/06/16	—	—	—	—
Dwight B. Grizzell	—	550	01/01/13	—	23.73	04/06/16	—	—	—	—
Dwight B. Grizzell	—	22	01/01/13	—	26.45	07/03/16	—	—	—	—
Dwight B. Grizzell	—	23	01/01/13	—	26.56	07/03/16	—	—	—	—
Dwight B. Grizzell	—	56	01/01/13	—	25.75	08/25/16	—	—	—	—
Dwight B. Grizzell	—	82	01/01/13	—	26.03	09/08/16	—	—	—	—
Dwight B. Grizzell	—	13	01/01/13	—	24.41	09/11/16	—	—	—	—
Dwight B. Grizzell	—	20	01/01/13	—	25.96	09/12/16	—	—	—	—
Dwight B. Grizzell	—	59	01/01/13	—	25.37	09/13/16	—	—	—	—
Dwight B. Grizzell	—	116	01/01/13	—	25.84	09/18/16	—	—	—	—
Dwight B. Grizzell	—	180	01/01/13	—	26.03	09/29/16	—	—	—	—
Dwight B. Grizzell	—	13	01/01/13	—	24.32	10/02/16	—	—	—	—
Dwight B. Grizzell	—	28	01/01/13	—	26.69	10/04/16	—	—	—	—
Dwight B. Grizzell	—	116	01/01/13	—	25.79	10/12/16	—	—	—	—
Dwight B. Grizzell	—	128	01/01/13	—	25.46	11/21/16	—	—	—	—
Dwight B. Grizzell	—	180	01/01/13	—	25.44	11/22/16	—	—	—	—

Outstanding Equity Awards At 2011 Fiscal Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dwight B. Grizzell	—	28	01/01/13	—	26.09	12/04/16	—	—	—	—
Dwight B. Grizzell	—	20	01/01/13	—	25.29	12/05/16	—	—	—	—
Dwight B. Grizzell	—	23	01/01/13	—	25.10	12/27/16	—	—	—	—
Dwight B. Grizzell	—	183	01/01/13	—	24.79	01/11/17	—	—	—	—
Dwight B. Grizzell	—	6	01/01/13	—	24.94	01/12/17	—	—	—	—
Dwight B. Grizzell	—	76	01/01/13	—	24.96	01/17/17	—	—	—	—
Dwight B. Grizzell	—	13	01/01/13	—	23.26	01/22/17	—	—	—	—
Dwight B. Grizzell	—	6	01/01/13	—	24.94	01/31/17	—	—	—	—
Dwight B. Grizzell	—	662	01/01/13	—	25.93	02/22/17	—	—	—	—
Dwight B. Grizzell	—	1	01/01/13	—	25.95	03/02/17	—	—	—	—
Dwight B. Grizzell	—	12	01/01/13	—	24.97	03/06/17	—	—	—	—
Dwight B. Grizzell	—	144	01/01/13	—	25.92	03/07/17	—	—	—	—
Dwight B. Grizzell	—	13	01/01/13	—	25.84	03/08/17	—	—	—	—
Dwight B. Grizzell	—	26	01/01/13	—	26.92	03/12/17	—	—	—	—
Dwight B. Grizzell	—	105	01/01/13	—	26.66	03/14/17	—	—	—	—
Dwight B. Grizzell	—	7	01/01/13	—	25.95	03/19/17	—	—	—	—
Dwight B. Grizzell	—	18	01/01/13	—	25.64	03/23/17	—	—	—	—
Dwight B. Grizzell	—	1	01/01/13	—	25.84	04/03/17	—	—	—	—
Dwight B. Grizzell	—	192	01/01/13	—	25.72	04/04/17	—	—	—	—
Dwight B. Grizzell	—	51	01/01/13	—	26.07	04/10/17	—	—	—	—
Dwight B. Grizzell	—	38	01/01/13	—	26.42	04/12/17	—	—	—	—
Dwight B. Grizzell	—	5	01/01/13	—	25.84	04/13/17	—	—	—	—
Dwight B. Grizzell	—	45	01/01/13	—	25.93	04/17/17	—	—	—	—
Dwight B. Grizzell	—	80	01/01/13	—	26.79	05/09/17	—	—	—	—
Dwight B. Grizzell	—	1	01/01/13	—	26.85	05/11/17	—	—	—	—
Dwight B. Grizzell	—	210	01/01/13	—	27.14	05/14/17	—	—	—	—
Dwight B. Grizzell	—	12	01/01/13	—	26.12	05/16/17	—	—	—	—
Dwight B. Grizzell	—	22	01/01/13	—	26.87	05/22/17	—	—	—	—
Dwight B. Grizzell	—	18	01/01/13	—	26.49	06/05/17	—	—	—	—
Dwight B. Grizzell	—	58	01/01/13	—	26.55	06/06/17	—	—	—	—
Dwight B. Grizzell	—	6	01/01/13	—	26.66	06/11/17	—	—	—	—
Dwight B. Grizzell	—	230	01/01/13	—	26.67	06/25/17	—	—	—	—
Dwight B. Grizzell	—	638	01/01/14	—	26.67	06/25/17	—	—	—	—
Dwight B. Grizzell	—	21	01/01/14	—	27.28	06/27/17	—	—	—	—
Dwight B. Grizzell	—	145	01/01/14	—	27.60	06/28/17	—	—	—	—
Dwight B. Grizzell	—	35	01/01/14	—	27.39	06/29/17	—	—	—	—
Dwight B. Grizzell	—	23	01/01/14	—	27.83	07/09/17	—	—	—	—
Dwight B. Grizzell	—	1,553	01/01/14	—	27.71	07/10/17	—	—	—	—
Dwight B. Grizzell	—	6	01/01/14	—	27.85	07/16/17	—	—	—	—
Dwight B. Grizzell	—	95	01/01/14	—	27.47	07/18/17	—	—	—	—
Dwight B. Grizzell	—	212	01/01/14	—	27.63	07/24/17	—	—	—	—
Dwight B. Grizzell	—	15	01/01/14	—	27.06	07/25/17	—	—	—	—
Dwight B. Grizzell	—	294	01/01/14	—	27.90	07/30/17	—	—	—	—
Dwight B. Grizzell	—	426	01/01/14	—	27.92	07/31/17	—	—	—	—

Outstanding Equity Awards At 2011 Fiscal Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dwight B. Grizzell	—	165	01/01/14	—	27.90	08/01/17	—	—	—	—
Dwight B. Grizzell	—	256	01/01/15	—	27.90	08/01/17	—	—	—	—
Dwight B. Grizzell	—	260	01/01/15	—	27.66	08/07/17	—	—	—	—
Dwight B. Grizzell	—	1,212	01/01/15	—	27.65	08/10/17	—	—	—	—
Dwight B. Grizzell	—	278	01/01/15	—	27.69	08/13/17	—	—	—	—
Dwight B. Grizzell	—	201	01/01/15	—	27.60	08/14/17	—	—	—	—
Dwight B. Grizzell	—	64	01/01/15	—	27.59	08/15/17	—	—	—	—
Dwight B. Grizzell	—	116	01/01/15	—	27.45	08/16/17	—	—	—	—
Dwight B. Grizzell	—	1,187	01/01/15	—	28.57	08/17/17	—	—	—	—
Dwight B. Grizzell	—	181	01/01/16	—	28.57	08/17/17	—	—	—	—
Dwight B. Grizzell	—	58	01/01/16	—	28.44	08/20/17	—	—	—	—
Dwight B. Grizzell	—	1,087	01/01/16	—	28.32	08/24/17	—	—	—	—
Dwight B. Grizzell	—	2,239	01/01/16	—	27.86	08/28/17	—	—	—	—
Dwight B. Grizzell	—	77	01/01/17	—	27.86	08/28/17	—	—	—	—
Dwight B. Grizzell	—	76	01/01/17	—	27.71	08/29/17	—	—	—	—
Dwight B. Grizzell	—	636	01/01/17	—	27.87	08/31/17	—	—	—	—
Dwight B. Grizzell	—	110	01/01/17	—	27.92	09/04/17	—	—	—	—
Dwight B. Grizzell	—	1,279	01/01/17	—	27.85	09/05/17	—	—	—	—
Dwight B. Grizzell	—	1,411	01/01/17	—	27.85	09/06/17	—	—	—	—
Dwight B. Grizzell	—	976	01/01/17	—	27.85	09/06/17	—	—	—	—
Dwight B. Grizzell	—	2,654	01/01/17	—	27.42	09/07/17	—	—	—	—
Dwight B. Grizzell	—	3,635	01/01/17	—	27.42	09/07/17	—	—	—	—
Dwight B. Grizzell	—	574	01/01/17	—	27.42	09/07/17	—	—	—	—
Dwight B. Grizzell	—	64	01/01/17	—	27.45	09/10/17	—	—	—	—
Dwight B. Grizzell	—	128	01/01/17	—	26.68	10/23/17	—	—	—	—
Dwight B. Grizzell	—	64	01/01/17	—	25.01	11/21/17	—	—	—	—
Dwight B. Grizzell	—	14	01/01/17	—	24.14	12/03/17	—	—	—	—
Dwight B. Grizzell	—	180	01/01/18	—	22.85	02/20/18	—	—	—	—
Dwight B. Grizzell	—	180	01/01/18	—	21.75	03/04/18	—	—	—	—
Dwight B. Grizzell	—	30	01/01/18	—	20.90	04/08/18	—	—	—	—
Dwight B. Grizzell	—	75	01/01/18	—	20.95	05/01/18	—	—	—	—
Dwight B. Grizzell	—	180	01/01/18	—	20.75	05/02/18	—	—	—	—
Dwight B. Grizzell	—	67	01/01/18	—	20.75	05/02/18	—	—	—	—
Dwight B. Grizzell	—	180	01/01/18	—	21.50	07/10/18	—	—	—	—
Dwight B. Grizzell	—	180	01/01/18	—	19.50	08/08/18	—	—	—	—
Dwight B. Grizzell	—	180	01/01/18	—	20.00	08/22/18	—	—	—	—
Dwight B. Grizzell	—	735	01/01/18	—	16.88	11/04/18	—	—	—	—
Dwight B. Grizzell	—	1,021	01/01/18	—	17.37	11/17/18	—	—	—	—
Dwight B. Grizzell	—	638	01/01/18	—	17.00	12/17/18	—	—	—	—

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company does not have an employment agreement with Dwight B. Grizzell. Effective May 15 and May 28, 2009, respectively, the Company and the Bank entered into employment agreements with G. Devon McKinzie and Michael L. Brown, each with a three year term. Under the terms of these agreements, Ms. McKinzie served as the Bank’s Executive Vice President and Chief Lending Officer and Mr. Brown initially served as the Bank’s Executive Vice President and Chief Operating Officer and was subsequently appointed President in 2012. The President/CEO reviewed and adjusted Ms. McKinzie’s and Mr. Brown’s base salary amounts annually. In addition, Ms. McKinzie and Mr. Brown were entitled to participate in any employee benefit plan of the Bank made available to the Bank’s regular full-time employees generally. Upon a change in control of the Bank and upon the executive’s subsequent involuntary termination of employment (other than for cause, death, disability or retirement) or voluntary termination following a change in control following any demotion, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of principal place of employment, the executives were entitled to receive an amount equal to 2.99 times his or her “base amount” within the meaning of 280G(b)(3) of the Internal Revenue Code of 1986. At December 31, 2011, this lump sum payment would have equaled $472,420 and $472,420 for Ms. McKinzie and Mr. Brown, respectively. Additionally, the executives were entitled to the continuation of life, medical, dental and disability coverage for three years. A “change in control” is defined in the Employment Agreements to include, among other things, the acquisition by another person, or two or more persons acting as a group, of at least fifteen but less than twenty-five percent of the Company’s Common Stock, and the adoption by the Board of Directors of a resolution declaring that a change in control of the Bank has occurred; a merger or consolidation in which the Company is not the surviving entity; and a change in the composition of a majority of the Board of Directors within a specified period of time.

Pursuant to the employment agreements, in the event the executive is terminated without cause, the executive was entitled to be paid for the remaining term of the contract. In the event of death of the executive, the executive’s estate would be entitled to compensation due to the executive through the last day of the calendar month in which his or her death occurred. If the executive retires, the executive would be entitled to all benefits under any retirement plan of the Bank and other plans to which the executive is a party. The agreements with the executives further provided that in the event of termination he or she will be prohibited from competing with the Bank for a period of 12 months in any county in which the Bank has a branch or main office or in any county in which the Bank operates its banking business.

The employment agreements described above expired on May 15 and May 28, 2012 for Ms. McKinzie and Mr. Brown, respectively. In addition, as a result of the Company’s and the Bank’s financial condition and the regulatory enforcement actions to which they are subject, payments of severance and change in control benefits under these agreements were prohibited in 2011 and 2012.

Pursuant to the terms of the Company’s Stock Option Plan, unless otherwise provided, all outstanding options will become fully vested and exercisable in the event of a change in control or certain other corporate transactions. A “change in control” is defined in the Stock Option Plan to include, among other things, the acquisition by another person of more than twenty-five percent of the total combined voting power of the Company’s outstanding Common Stock; a change in the composition of a majority of the Board of Directors within a specified period of time; a merger or consolidation in which the Company is not the surviving entity; and certain other transactions. Mr. Grizzell’s stock option agreement contained an anti-dilutive provision under which additional options are granted for the purchase of the number of shares necessary to bring the total number of shares under such option equal to five percent of the total outstanding shares of Common Stock of the Company. This provision expired December 28, 2008.

The Bank has entered into Executive Salary Continuation Agreements with certain of its senior executive officers, including Messrs. Grizzell and Brown and Ms. McKinzie, pursuant to which each such executive officer (or his or her beneficiaries) was entitled to receive cash payments following the executive’s termination of employment with the Bank under certain scenarios. Upon the executive’s retirement date (which is the later of the December 31st nearest the executive’s 65th birthday or his or her voluntary resignation of employment or discharge by the Bank without cause prior to the executive’s 65th birthday), the Bank was required to pay to the executive an amount equal to 60% of the executive’s average highest three years’ base salary during the term of his or her employment with the Bank paid in twelve equal monthly installments for a total of 240 months. If the executive died prior to the 240th month, the monthly installments were to continue to be paid to the executive’s beneficiary for the remainder of the 240-month period. If the executive died prior to retirement, then his or her beneficiary was entitled to receive the accrued balance of the executive’s account as of his or her death in a lump sum payment. If the executive became disabled prior to his or her termination of employment, and his or her employment was terminated as a result of his or her disability, the Bank was required to pay the executive 100% of his or her accrued account balance on the termination date. The payments were to commence either (i) 30 days following the termination date, in which case it shall be made in equal monthly installments until the executive reaches age 65, if the Bank’s long term disability policy does not offset for other employer disability payments; or (ii) if the policy does so offset, 30 days following the first to occur of termination of the long term disability policy or the executive reaching age 65, in which case the payment was to be made in 60 equal monthly installments. If, prior to the executive’s retirement, early or otherwise, the executive was terminated by the Bank without cause, then the Bank was required to pay the executive an amount equal to the executive’s accrued account balance on the date of the termination multiplied by the percentage in which the executive was vested in the benefit. This benefit was payable in a lump sum within 30 days following the executive reaching age 65. If the executive retired from the Bank prior to reaching age 65 but after reaching age 62, he or she was entitled to receive a payment from the Bank equal to the executive’s accrued account balance on the date of his or her early retirement multiplied by the percentage in which the executive had vested in the benefit, payable in 60 equal monthly installments beginning 30 days following the executive’s early retirement. Each of Messrs. Grizzell and Brown and Ms. McKinzie were 100% vested in the benefits payable to the executive under the Executive Salary Continuation Agreements at December 31, 2011.

If, following a change of control (as defined in the Executive Salary Continuation Agreements), the executive’s employment was terminated, either voluntarily by the executive, or involuntarily, but without cause, by the Bank, then the Bank was required to pay to the executive an amount equal to 60% of the executive’s average highest three years’ base salary during the term of his or her employment with the Bank paid in twelve equal monthly installments for a total of 240 months. If the executive died prior to the 240th month, the monthly installments would continue to be paid to the executive’s beneficiary for the remainder of the 240-month period.

On April 12, 2012, Mr. Brown and Ms. McKenzie waived their right to receive payments pursuant to the Executive Salary Continuation Agreements. In connection with his entry into a Transition Agreement on March 5, 2012, Mr. Grizzell waived the right to receive payments pursuant to his Executive Salary Continuation Agreement; however, on July 26, 2012, Mr. Grizzell filed a lawsuit claiming that the cancellation of his Executive Salary Continuation Agreement was invalid. See “Item 3—Legal Proceedings” of this Annual Report on Form 10-K for additional information regarding this lawsuit.

Director Compensation for Fiscal 2011

Directors are paid $825 for each Company and Bank Board of Directors meeting they attend. The Chairman of the Board receives a fee of $1,750 for each Company and Bank Board of Directors meeting attended. Each director received $225 for each Executive Loan Committee meeting attended and $180 for each other Board committee meeting attended. There are no other arrangements pursuant to which any of the directors were compensated during 2011 for any service provided as a director. The Company does not maintain any stock awards, stock option, pension, retirement or deferred compensation plans in which directors may participate. The following table sets forth the compensation of the Company’s directors for services rendered during 2011.

Name [1]	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non- Equality Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)		Total ($)
Charlie Johnson	$30,270	—	—	—	—	$308		$30,578
Gary A. Helton	$19,845	—	—	—	—	$76		$19,921
Sam L. Large	$9,780	—	—	—	—	$365		$10,145
Jeffrey J. Monson	$13,320	—	—	—	—	$15,017	(2)	$28,337
Linda N. Ogle	$18,570	—	—	—	—	$212		$18,782
Michael C. Ownby	$20,340	—	—	—	—	$143		$20,483
John M. Parker, Sr.	$11,145	—	—	—	—	$185		$11,330
Ruth A. Reams	$14,130	—	—	—	—	$1,439		$15,569

1.	Dwight B. Grizzell, the Company’s former chief executive officer, and Michael L. Brown, the Company’s President, are not included in this table as they are also a named executive officer of the Company and their compensation for service on the board of directors of the Company is reflected in the Summary Compensation Table above.
2.	All other compensation for Jeffrey J. Monson includes $14,908 for construction site inspections done on behalf of the Bank and $109 related to an increase in the cash surrender value of a split dollar life insurance policy.
3.	For all directors other than Mr. Monson, represents an increase in the cash surrender value of a split dollar life insurance policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Outstanding Voting Securities of the Company and Principal Holders Thereof

The Company is authorized to issue up to 10,000,000 shares of Common Stock. At December 5, 2012, the Company had 2,631,611 shares of Common Stock issued and outstanding.

The following table sets forth certain information with respect to the beneficial ownership, as of December 5, 2012, of shares of Common Stock by (a) each of the Company’s directors, (b) the Company’s named executive officers, and (c) all directors and executive officers of the Company as a group, and the percentage of the outstanding shares of Common Stock represented thereby. The Company is not aware of any person who beneficially owns more than five percent of the Company’s outstanding common stock other than James E. Bookstaff. Except as otherwise noted, the Company believes that each of the persons listed has sole investment and voting power with respect to the shares included in the table.

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned (1)(2)		Common Stock
5% Stockholders:
James E. Bookstaff 3925 Nellie Street Pigeon Forge, TN 37863	151,262		5.75%
Directors:
Michael L. Brown	7,352	(13)	0.28%
Gary A. Helton	94,182	(5)	3.58%
Charlie R. Johnson	44,747	(6)	1.70%
Sam L. Large	66,831	(7)	2.54%
Jeffrey J. Monson	69,620	(8)	2.65%
Linda N. Ogle	90,853	(9)	3.45%
Michael C. Ownby	30,378	(10)	1.15%
John M. Parker, Sr.	108,693	(11)	4.13%
Ruth A. Reams	38,235	(12)	1.45%
Named Executive Officers:
Dwight B. Grizzell (3)	72,034	(4)	2.71%
Grace D. McKinzie	34,171	(14)	1.30%
All Directors and executive officers as a group (11 persons) (15)	657,096		24.74%

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

(2)

The aggregate number of shares includes shares of Common Stock that the individual has the right to acquire on or before February 3, 2013, (60 days from December 5, 2012), through the exercise of options. The number of shares underlying options that may be exercised as of February 3, 2013, is as follows: (i) Mr. Grizzell – 32,910 shares; and (ii) all directors and executive officers as a group (10 persons) – 32,910 shares.

(3)	Mr. Grizzell served as the Company’s President and Chief Executive Officer during 2011.
(4)	Includes 31,332 shares held jointly with spouse, 380 shares held solely by spouse, 14,488 shares held in Mr. Grizzell’s IRA and 1,479 shares held by children.
(5)	Includes 4,689 shares held in Mr. Helton’s IRA.
(6)	Includes 123 shares held jointly with children, 11,460 shares held by children and 3,188 shares held in Mr. Johnson’s IRA.
(7)	Includes 40,463 shares held jointly with spouse and 26,368 shares held in Mr. Large’s IRA.
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

(15)

The address for each of the above-named executive officers and directors, other than Mr. Grizzell, is c/o Mountain National Bancshares, Inc., 300 Main Street, Sevierville, TN 37862. Mr. Grizzell’s address is c/o Kennerly, Montgomery and Finley, 550 W. Main Street, Suite 400, Knoxville, TN 37902.

Compensation Plan Information

The following table provides certain information about the Company’s equity compensation plan as of December 31, 2011:

Number of
	Number of		securities remaining
	securities to be		available for
	issued upon		future issuance under
	exercise of	Weighted average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	116,623	$21.77	386,774
Equity compensation plans not approved by security holders	—	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

Certain of the directors and executive officers of the Company and the Bank, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Bank, in the ordinary course of business during 2010, and such transactions are expected to continue in the future. All loans and lending commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. None of such loans outstanding to directors or officers of the Company, members of their families or companies or firms with which they are associated was non-performing as of December 31, 2011. Total loans outstanding to all directors and executive officers of the Company and the Bank, or affiliates of such persons (including members of the immediate families of such persons or companies in which such persons had a 10% or more beneficial interest), amounted to an aggregate of $12,352,476 at December 31, 2011.

Related party transactions between the Company or the Bank and the directors or executive officers are approved in advance by the Company’s or the Bank’s Board of Directors.

The Board has determined that each of the following directors is an “independent director” within the meaning of Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, LLC:

Gary A. Helton;	Mike Ownby;
Sam L. Large;	John M. Parker, Sr.; and
Linda N. Ogle;	Ruth Reams.
Charlie R. Johnson;

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Crowe Horwath LLP (“Crowe Horwath”) served as the Company’s and the Bank’s independent registered public accounting firm for the fiscal year ended December 31, 2011. The Company has been advised that no member of Crowe Horwath or any associates have any financial interest in the Bank.

During the years ended December 31, 2011 and December 31, 2010, the Company incurred the following principal independent registered public accounting firm fees:

	2011	2010
Audit Fees (a)	$398,121	$223,259
Audit-Related Fees (b)	18,150	0
Tax Fees (c)	71,125	56,025
All Other Fees (d)	0	0

(a)	Includes fees related to the annual independent audit of the Company’s financial statements and reviews of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements for these years.
(b)	Fees incurred were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported under “Audit Fees” above The Audit Committee has considered whether the provision of these services is compatible with maintaining the independence of Crowe Horwath.
(c)	Fees incurred were for tax preparation and other tax advisory services relating to the Company and its subsidiaries.
(d)	Fees incurred were for products and services other than those described above, primarily database licensing fees. The Audit Committee has considered whether the provision of these services is compatible with maintaining the independence of Crowe Horwath.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report on Form 10-K/A:

(a)(1)	Financial statements. See Item 8.

(a)(2)	Financial statement schedules. Inapplicable.

(a)(3)	The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description of Exhibit

2.1	Plan of Reorganization dated March 28, 2003, by and between the Company and Mountain National Bank (included as Exhibit 2.1 to the Report on Form 8-K12G3 of the Company, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

2.2	Amendment to Plan of Reorganization dated July 1, 2003 (included as Exhibit 2.2 to the Report on Form 8-K12G3 of the Company, dated July 12, 2003 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

3.1	Charter of Incorporation of the Company, as amended (Restated for SEC filing purposes only) (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168281), previously filed with the Commission and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Company, as amended (included as Exhibit 3.1 to the Report on Form 8-K of the Company, dated March 31, 2010 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference).

10.1	Stock Option Plan of the Company, as amended (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated May 19, 2006 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.2	Stock Option Agreement of Dwight B. Grizzell (assumed by Company) (included as Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference)*

10.3	Employment Agreement dated as of May 15, 2009 by and among Mountain National Bank, Mountain National Bancshares, Inc. and Grace McKinzie (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated March 31, 2010 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

Exhibit No.	Description of Exhibit

10.4	Employment Agreement dated as of May 28, 2009 by and among Mountain National Bank, Mountain National Bancshares, Inc. and Michael Brown (included as Exhibit 10.2 to the Report on Form 8-K of the Company, dated March 31, 2010 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.5	Employment Agreement dated as of May 18, 2009 by and among Mountain National Bank, Mountain National Bancshares, Inc. and Richard Hubbs (included as Exhibit 10.3 to the Report on Form 8-K of the Company, dated March 31, 2010 (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)*

10.6	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Dwight Grizzell. (included as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.7	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Dwight Grizzell. (included as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.8	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Michael Brown. (included as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.9	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Michael Brown. (included as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.10	Amended and Restated Salary Continuation Agreement, dated January 19, 2007, by and between Mountain National Bank and Grace McKinzie. (included as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.11	Amendment, dated November 19, 2007, to Amended and Restated Salary Continuation Agreement, by and between Mountain National Bank and Grace McKinzie. (included as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)*

10.12	Agreement, dated June 2, 2009, by and between Mountain National Bank and the Office of the Comptroller of the Currency (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated June 5, 2009, (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)

Exhibit No.	Description of Exhibit

10.13	Stipulation to the Issuance of a Consent and Order, dated October 27, 2011 (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated October 28, 2011, (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)

10.14	Consent Order between Mountain National Bank and the Office of the Comptroller of the Currency, dated October 27, 2011 (included as Exhibit 10.2 to the Report on Form 8-K of the Company, dated October 28, 2011, (File No. 000- 49912), previously filed with the Commission and incorporated herein by reference)

10.15	Written agreement dated as of November 16, 2011 by and between the Company and the FRB (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated November 22, 2011, (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)

10.16	Transition Agreement, dated March 5, 2012, by and among Mountain National Bancshares, Inc., Mountain National Bank and Dwight B. Grizzell (included as Exhibit 10.1 to the Report on Form 8-K of the Company, dated March 6, 2012, (File No. 000-49912), previously filed with the Commission and incorporated herein by reference)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

*	Denotes management contract or compensatory plan or arrangement.

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

MOUNTAIN NATIONAL BANCSHARES, INC.
(Registrant)

By:	/s/ Michael L. Brown
Michael L. Brown
President
Date: January 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael L. Brown	Date: January 31, 2013
Michael L. Brown, President and Director

/s/ Richard A. Hubbs	Date: January 31, 2013
Richard A. Hubbs, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gary A. Helton	Date: January 31, 2013
Gary A. Helton, Director

/s/ Charlie R. Johnson	Date: January 31, 2013
Charlie R. Johnson, Director

/s/ Sam L. Large	Date: January 31, 2013
Sam L. Large, Director

/s/ Jeffrey J. Monson	Date: January 31, 2013
Jeffrey J. Monson, Director

/s/ Linda N. Ogle	Date: January 31, 2013
Linda N. Ogle, Director

/s/ Michael C. Ownby	Date: January 31, 2013
Michael C. Ownby, Director

/s/ John M. Parker	Date: January 31, 2013
John M. Parker, Director

Ruth Reams, Director

Mountain National Bancshares, Inc. and Subsidiaries

Consolidated Financial Report

December 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Mountain National Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Mountain National Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company and its wholly owned subsidiary, Mountain National Bank (the Bank), are operating under regulatory orders that require, among other items, higher levels of regulatory capital for the Bank. The Company has incurred significant recurring net losses, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of nonperforming assets. These losses have adversely impacted capital and liquidity at the Bank and the Company. At December 31, 2011, regulatory capital at the Bank was below the amount specified in the regulatory order and the Company’s total shareholder’s equity was in a deficit position. Failure to raise capital to the amount specified in the regulatory order and otherwise comply with the regulatory orders may result in additional enforcement actions and/or receivership of the Bank. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Brentwood, Tennessee

January 31, 2013

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS

Cash and due from banks	$39,887,487	$30,039,647
Federal funds sold	2,880,791	2,536,173

Total cash and cash equivalents	42,768,278	32,575,820

Securities available for sale	95,030,090	86,316,591
Securities held to maturity, fair value $1,565,860 at December 31, 2011 and $1,303,080 at December 31, 2010	1,380,418	1,317,951
Restricted investments, at cost	3,251,550	3,843,150
Loans, net of allowance for loan losses of $14,862,876 at December 31, 2011 and $10,942,414 at December 31, 2010	295,932,770	363,413,050
Investment in partnership	4,429,922	4,303,600
Premises and equipment	31,548,063	32,600,673
Accrued interest receivable	1,328,765	1,495,869
Cash surrender value of company owned life insurance	12,174,133	11,774,605
Other real estate owned	11,023,123	13,140,698
Other assets	3,779,256	6,424,504

Total assets	$502,646,368	$557,206,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$50,761,144	$47,638,792
NOW accounts	58,367,583	57,344,798
Money market accounts	51,805,651	49,701,122
Savings accounts	22,364,377	23,733,795
Time deposits	248,839,194	271,172,901

Total deposits	432,137,949	449,591,408

Securities sold under agreements to repurchase	850,882	432,016
Accrued interest payable	813,604	719,133
Subordinated debentures	13,403,000	13,403,000
Federal Home Loan Bank advances	55,200,000	55,200,000
Other liabilities	2,577,601	2,186,784

Total liabilities	504,983,036	521,532,341

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,631,611 shares issued and outstanding	2,631,611	2,631,611
Additional paid-in capital	42,332,313	42,229,713
Retained deficit	(47,380,845)	(8,122,476)
Accumulated other comprehensive income (loss)	80,253	(1,064,678)

Total shareholders’ equity	(2,336,668)	35,674,170

Total liabilities and shareholders’ equity	$502,646,368	$557,206,511

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010

	2011	2010

INTEREST INCOME
Loans	$18,094,400	$20,674,310
Taxable securities	2,215,032	2,454,381
Tax-exempt securities	233,462	250,898
Federal funds sold and deposits in other banks	48,320	76,371

Total interest income	20,591,214	23,455,960

INTEREST EXPENSE
Deposits	5,336,964	7,837,187
Federal funds purchased	—	3,063
Repurchase agreements	15,111	24,250
Federal Reserve and Federal Home Loan Bank advances	2,249,615	2,493,511
Subordinated debentures	338,926	343,850

Total interest expense	7,940,616	10,701,861

Net interest income	12,650,598	12,754,099

Provision for loan losses	33,597,063	7,727,200

Net interest (loss) income after provision for loan losses	(20,946,465)	5,026,899

NONINTEREST INCOME
Service charges on deposit accounts	1,441,809	1,642,058
Other fees and commissions	1,474,955	1,473,616
Gain on sale of mortgage loans	106,608	191,163
Investment gains and losses, net	198,325	1,511,005
Other real estate gains and losses, net	(4,979,490)	34,591
Other noninterest income	822,003	897,972

Total noninterest income	(935,790)	5,750,405

NONINTEREST EXPENSE
Salaries and employee benefits	8,055,192	8,322,173
Occupancy expenses	1,798,915	1,759,196
FDIC assessment expense	1,800,201	1,161,330
Other operating expenses	6,328,118	6,247,956

Total noninterest expense	17,982,426	17,490,655

Loss before income tax benefit	(39,864,681)	(6,713,351)
Income tax expense (benefit)	(606,312)	3,737,827

Net loss	$(39,258,369)	$(10,451,178)

LOSS PER SHARE
Basic	$(14.92)	$(3.97)
Diluted	$(14.92)	$(3.97)

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

BALANCE, January 1, 2010		$2,631,611	$42,125,828	$2,328,702	$283,014	$47,369,155
Share-based compensation			103,885			103,885
Comprehensive income (loss):
Net loss	$(10,451,178)			(10,451,178)		(10,451,178)
Other comprehensive income:
Change in unrealized gains (losses) on securities available-for-sale	(1,347,692)				(1,347,692)	(1,347,692)

Total comprehensive loss	(11,798,870)

BALANCE, December 31, 2010		2,631,611	42,229,713	(8,122,476)	(1,064,678)	35,674,170

Share-based compensation			102,600			102,600
Comprehensive income (loss):
Net loss	(39,258,369)			(39,258,369)		(39,258,369)
Other comprehensive income:
Change in unrealized gains (losses) on securities available-for-sale	1,144,931				1,144,931	1,144,931

Total comprehensive loss	$(38,113,438)

BALANCE, December 31, 2011		$2,631,611	$42,332,313	$(47,380,845)	$80,253	$(2,336,668)

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,258,369)	$(10,451,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,419,726	1,653,848
Net realized gains on securities available for sale	(198,325)	(1,499,481)
Net realized gains on securities held to maturity	—	(11,524)
Net amortization on available for sale securities	1,244,937	818,917
Increase in held to maturity due to accretion	(62,467)	(61,220)
Provision for loan losses	33,597,063	7,727,200
Net (gain) loss on other real estate	(58,223)	14,998
Increase to valuation reserve	5,155,672	(49,589)
Deferred income taxes, net of change in valuation allowance	—	(3,737,827)
Gross mortgage loans originated for sale	(6,704,706)	(15,340,608)
Gross proceeds from sale of mortgage loans	6,731,897	15,315,271
Gain on sale of mortgage loans	(106,608)	(191,163)
Increase in cash surrender value of life insurance	(399,528)	(408,335)
Investment in partnership	(126,322)	(104,925)
Share-based compensation	102,600	103,885
Change in operating assets and liabilities:
Accrued interest receivable	167,104	1,549,421
Accrued interest payable	94,471	113,197
Other assets and liabilities	2,537,341	7,952,384

Net cash provided by operating activities	4,136,263	3,393,271

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from sales	11,350,632	103,501,336
Proceeds from maturities, prepayments and calls	22,775,139	339,012,432
Purchases	(42,225,542)	(384,212,916)
Activity in held-to-maturity securities:
Proceeds from sales	—	520,000
Sales (purchases) of restricted investments	591,600	(27,100)
Loan originations and principal collections, net	24,811,309	24,475,863
Purchase of premises and equipment	(257,166)	(325,339)
Proceeds from sale of other real estate	6,044,816	2,200,756

Net cash provided by investing activities	23,090,788	85,145,032

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(17,453,459)	(61,022,733)
Proceeds from Federal Reserve/Federal Home Loan Bank advances	—	43,000,000
Matured Federal Reserve/Federal Home Loan Bank advances	—	(50,700,000)
Net increase (decrease) in securities sold under agreements to repurchase	418,866	(1,344,386)

Net cash used in financing activities	(17,034,593)	(70,067,119)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,192,458	18,471,184

CASH AND CASH EQUIVALENTS, beginning of period	32,575,820	14,104,636

CASH AND CASH EQUIVALENTS, end of period	$42,768,278	$32,575,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$7,846,145	$10,588,664
Income taxes	—	165,000
Non-cash investing and financing activities:
Transfers from loans to other real estate owned	10,152,185	3,245,233
Loans advanced for sales of other real estate	1,153,128	2,293,838
Transfers from held-to-maturity to available-for-sale securities	—	439,097

See accompanying Notes to Consolidated Financial Statements

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may advise the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated. Management believes the allowance for loan losses is appropriate at December 31, 2011 according to the requirements of U.S. GAAP.

Due to the on-going problems of identification of collateral dependent loans and problems with determination of appropriate loan risk-grades, associated loan losses have not been identified and recorded in a timely manner. These factors, along with personnel turnover in the Bank’s Accounting Department, have prevented the Company from completing the 2011 Annual Report prior to January 2013 and subsequent quarterly reports are still pending completion.

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

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Realized gains (losses) on securities available for sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Realized gains and losses on sales of securities are recorded in non-interest income on the trade date and are determined on the specific-identification method.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the level-yield method over the period to maturity, without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Loans:

Loans are stated at unpaid principal balances, less the allowance for loan losses. The “recorded investment” in loans presented throughout the Notes to the Consolidated Financial Statements is defined as the loan balance net of charge offs. Interest income is accrued on the unpaid principal balance.

The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans and other personal loans are typically charged off no later than where the loan is 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, which usually requires a minimum of six months of sustained repayment performance.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Loans held for sale:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage servicing rights are sold with the related loan. Loans held for sale totaled $295,917 and $216,500 at December 31, 2011 and 2010, respectively, and are included with loans on the balance sheet.

The Company’s intent to hold six impaired loans consisting of one commercial loan, one construction and development loan and four one to four family residential loans changed as of year-end and the loans were designated as held for sale as of December 31, 2011. These six loans with a recorded investment of approximately $4,369,000 were transferred to the held for sale portfolio at their estimated fair value of approximately $2,244,000, which was based upon an agreed upon sales price with a third party, with losses of approximately $1,878,000 recognized as a charge to the allowance for loan losses. The sale of these loans was not completed during 2012.

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

During the fourth quarter of 2011, management further enhanced its assessment of the allowance for loan losses by including all data from the most recent quarter in its calculation. Prior to this enhancement, material changes in loan risk grades and charge offs during the most recent quarter-end, along with other key components, were incorporated into the calculation on a limited basis. During the second and third quarters of 2011, the allowance for loan loss balance was increased by an amount considered unallocated to specific or general loss components. The unallocated amount was based on the nature of the most recent quarterly data and included other factors such as, but not limited to, changes in key ratios such as delinquency, impaired loans and classified loans, changes in the loan portfolio nature and volume, the level of charge off and recovery activity and on management’s assessment of the overall portfolio. The unallocated balance was $0 as of December 31, 2011 and $1,077,166 at December 31, 2010.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-classified and classified non-impaired loans and is based on an eight quarter rolling average of the loss ratios, updated quarterly, that tracks the most recent eight quarter historic progression of loss ratios based on the Bank’s loan risk grading system for real estate and commercial and industrial loans, the loan categories comprising approximately 98.6% of loans at December 31, 2011, and are segregated by Call Report classification and are adjusted for levels of classified loans. The estimated loss ratio is applied against each segregated classification. Consumer loans, which comprise approximately 1.4% of loans at December 31, 2011, have an allowance established for non-classified and classified non-impaired loans based upon a five calendar year plus current year to date historical loss factor. This loss factor is also adjusted for certain environmental factors and is applied against the segregated categories that are determined by product type.

A loan is considered impaired when, based on current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans over $100,000 that are graded special mention or worse are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral with a charge to operations recorded, if necessary, based on management’s valuation, for the balance of the loan that exceeds the value of the underlying collateral net of estimated cost to sell. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into six segments: construction and land development, commercial real estate, commercial, residential real estate, consumer and credit cards. Each segment, described in more detail below, is then analyzed such that an allocation of the allowance is estimated for each loan segment. Quantitative factors plus one qualitative factor are used by management at the portfolio segment level in determining the adequacy of the allowance for the Company.

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

December 31, 2011 and 2010

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

The assessment could also include an unallocated component. We believe that an unallocated amount could be warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the volatility of the local economies in the markets we serve and imprecision in our credit risk ratings process.

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

December 31, 2011 and 2010

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

During the second quarter of 2011, management, with the concurrence of the Board of Directors, determined that the liquidation of certain other real estate owned would be a part of the strategy to reduce nonperforming assets. This strategy, as more fully described in, “Note 5. Other Real Estate Owned,” had a material impact on the 2011 results of operations of the Bank.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Advertising costs:

The Company expenses all advertising costs as incurred. Advertising expense was $179,199 and $122,670 for the years ended December 31, 2011 and 2010, respectively.

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

Earnings (losses) per common share:

Basic earnings (losses) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the dilutive effect of additional potential common shares issuable under stock options. Any shares having an antidilutive effect are excluded from the calculation. Earnings (loss) and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

During the third quarter of 2012, a lawsuit was filed regarding the cancellation of an Executive Salary Continuation Agreement. A full liability for the Salary Continuation Agreement was recorded at December 31, 2011, but it was reversed in 2012 when a cancellation agreement was executed on April 12, 2012. After receiving notice of the lawsuit, the Bank recorded a contingent liability by restoring the previously recorded liability balance pending outcome of this action.

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

Dividend restriction:

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders. Banking regulations also limit the ability of banks that are incurring losses to pay dividends without prior regulatory approval. (See “Note 17 – Regulatory Matters” for more specific disclosure regarding limitations on the Company’s and the Bank’s ability to pay dividends.)

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Fair value of financial instruments:

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in “Note 15 – Fair Value.” Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Stock-based compensation:

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. At December 31, 2011, the Company has a stock-based compensation plan, which is described more fully in “Note 16 – Stock Options.”

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

Note 2 – Going Concern Considerations, Capital Requirements, Restrictions on Retained Earnings, Regulatory Matters and Management’s Plans

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of approximately $39,300,000 in 2011 and total losses of approximately $53,900,000 for the last three years. As a result, the Company and the Bank are subject to a number of enforcement actions and other requirements imposed by federal banking regulators, and the Bank is not in compliance with regulatory capital requirements.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Company is dependent on dividends from the Bank to provide the liquidity necessary to meet its obligations. As of December 31, 2011, pursuant to the Order (as defined below), the Bank may not declare or pay dividends or make any other capital distributions without receiving the prior written approval of the Office of the Comptroller of the Currency (the OCC”). Future dividend payments by the Bank to the Company would be based on future earnings and the approval of the OCC. The payment of dividends from the Bank to the Company is not likely to be approved by the OCC while the Bank is suffering significant losses. As described in Note 10 and Note 17 to the consolidated financial statements, the Company has exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities.

On June 2, 2009, the Bank entered into a written agreement (the “Agreement”) with the OCC, the Bank’s principal federal banking regulator, which required the Bank to reduce its level of wholesale deposits, commercial real estate concentration and criticized assets and strengthen its credit underwriting, loan review and loan workout problem loan identification, particularly within its real estate portfolio. This Agreement was replaced by the Order described below.

During the first quarter of 2010, the Bank agreed to an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 13%. This Individual Minimum Capital Requirement was replaced by the Order discussed below.

On October 27, 2011, the Bank accepted a Stipulation and Consent (the “Consent”) of the Bank to the issuance of a Consent Order (the “Order”) by the OCC. Under the terms of the Order, the Bank has agreed to maintain a Board committee to oversee compliance with the Order; develop a strategic plan establishing certain objectives and strategies to meet those objectives; develop a capital plan to meet and maintain a tier 1 capital ratio of 9% and total risk-based capital ratio of 12%; perform an assessment of certain of the Bank’s officers and if the Board determines an officer’s performance needs improvement, implement a written program to improve the officer’s performance, skills and abilities; reduce and manage the high level of credit risk in the Bank; implement and adhere to a written program designed to protect the Bank’s interest in those assets criticized as “doubtful”, “substandard” or “special mention”; limit the extension of additional credit exceeding $250,000 unless the Bank’s Board of Directors makes certain determinations; establish an effective independent and ongoing independent loan review program; maintain an adequate allowance for loan and lease losses; adopt and implement an independent, risk-based audit program of all Bank operations; revise and maintain a comprehensive liability risk management program; agree to certain limitations on third party contracts.

On November 22, 2011, the Company entered into a Written Agreement (the “FRB Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB-Atlanta”), effective as of November 16, 2011. The Company has agreed with the FRB-Atlanta that: (i) its board of directors shall take appropriate steps to fully utilize the Company’s financial and

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Agreement entered into with the OCC on June 2, 2009 and any other supervisory action taken by the OCC; (ii) the Company shall not declare or pay any dividends without the prior written approval of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) the Company shall not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the FRB; (iv) the Company and its nonbank subsidiaries shall not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB-Atlanta and the Director; (v) the Company and its nonbank subsidiaries shall not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the FRB-Atlanta; (vi) the Company shall not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the FRB-Atlanta; and (vii) within 60 days of this FRB Agreement, the Company shall submit to the FRB-Atlanta an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis. The Company is also required to comply with certain notice and approval requirements in connection with director and senior executive officer appointments and is subject to certain restrictions on indemnification and severance payments. In addition, the Company must submit quarterly progress reports to the FRB-Atlanta.

The Bank’s required Tier 1 capital to average assets ratio was 9% and the required total capital to risk-weighted assets ratio was 12% at December 31, 2011. The Bank’s actual Tier 1 capital to average assets ratio was 2.10% and the actual total capital to risk-weighted assets ratio was 4.35%, both of which are considered “significantly under-capitalized”. At December 31, 2011, the Bank needed an additional $35,583,000 of capital to be adequately capitalized.

At December 31, 2011, the Company had a deficit in capital of approximately ($2,337,000). The Company’s Tier 1 capital to average assets ratio was (0.47%) and the total capital to risk-weighted assets ratio was (0.68%). Due to these ratios the Company was considered “critically undercapitalized”.

Pursuant to the Order the Bank was required to submit an acceptable Capital Restoration Plan (“CRP”) by December 26, 2011, and failure to do so would deem the Bank to be “undercapitalized” for purposes of the Order. The CRP submitted was not accepted by the OCC because the OCC was unable to determine that the capital restoration plan was based on realistic assumptions or was likely to succeed in restoring the Bank’s capital. The Company has provided a written guarantee that the Bank will comply with the Bank’s CRP until the Bank has been adequately capitalized on average during each of four consecutive quarters and, in the event the Bank fails to so comply, to pay to the Bank the lesser of five percent of the Bank’s total assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time it failed to comply. Due to the restriction regarding the payment of dividends by the Bank the Company has no source of revenues and the guarantee, as a practical matter, provides no meaningful support for the CRP.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Because of the losses the Bank incurred since 2009 and under the terms of the Order, it is not permitted to pay dividends to the Company without the consent of the OCC. As a result, the Company must use cash on hand to pay its obligations on the Subordinated Debentures related to the Company’s trust preferred securities. Furthermore, under the terms of the FRB Agreement that the Company entered into with the FRB-Atlanta, the Company is not permitted to pay dividends on its indebtedness without the consent of the FRB-Atlanta. On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of junior subordinated debentures relating to outstanding trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock. The Company may defer the payment of dividends on its subordinated debentures for up to 20 consecutive quarters without the failure to pay such dividends constituting an event of default. Thereafter, the failure to pay such dividends would, unless all accrued and unpaid dividends are paid, constitute an event of default which would allow the holders of such subordinated debentures, or the associated trust preferred securities, to accelerate the principal payable thereunder, which could result in the Company’s bankruptcy. In a bankruptcy, the Company’s common shareholders’ investment in the Company would be worthless.

Because the Bank’s capital levels are below those required to be considered adequately capitalized and because the Bank is subject to the Order, the Bank is required to seek approval of the FDIC before it can accept, renew or roll over brokered deposits or pay interest on deposits above certain federally established rates.

The Company and the Bank continue to diligently work to evaluate and pursue strategic alternatives, including, but not limited to, the sale of common or preferred stock, the sale of all or certain of the assets of the Bank or the Company or the merger of the Bank or the Company with another financial institution or its holding company. There can be no assurance that the Company or the Bank will be successful in obtaining outside additional capital or merging with or being acquired by another company or submitting an acceptable capital restoration plan.

Additionally, management is continuing to attempt to enhance the earnings of the Bank to establish and maintain operational profitability and continue to reduce the level of non-performing assets. Targeted reduction of certain deposits and borrowings during 2012 is intended to result in a decrease to interest expense and management expects to continue the conversion of non-earning assets to earning assets.

There can be no assurance that the actions referred to above will successfully resolve all of the concerns of the federal banking regulatory authorities. These events and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 – Securities

Securities have been classified in the balance sheet according to management’s intent as securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2011 and 2010 are as follows:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Obligations of states and political subdivisions	$5,238,299	$174,962	$(38,291)	$5,374,970
Mortgage-backed securities – residential	88,830,278	871,050	(46,208)	89,655,120

	$94,068,577	$1,046,012	$(84,499)	$95,030,090

Securities held to maturity:
Obligations of states and political subdivisions	$1,380,418	$185,442	$—	$1,565,860

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government securities	$249,879	$—	$(13)	$249,866
Obligations of states and political subdivisions	5,201,492	17,407	(296,786)	4,922,113
Mortgage-backed securities – residential	81,754,184	134,557	(744,129)	81,144,612

	$87,205,555	$151,964	$(1,040,928)	$86,316,591

Securities held to maturity:
Obligations of states and political subdivisions	$1,317,951	$—	$(14,871)	$1,303,080

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The proceeds from sales of securities and the associated gains and losses are listed below:

	2011	2010
Proceeds	$11,350,632	$103,501,336
Gross gains	198,325	1,570,376
Gross losses	—	(59,371)

During the first quarter of 2010, the Bank sold one security classified as held-to-maturity. The remaining held-to-maturity security in the Bank’s portfolio was reclassified as available for sale. The approximately $1,600,000 residual balance in held-to-maturity securities at December 31, 2011 represents securities held in the portfolio of MNB Investments, Inc., a consolidated subsidiary of the Bank. MNB Investments, Inc. does not intend and it is not more likely than not that it would be required to sell these securities prior to maturity.

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One to five years	$263,972	$265,157	$—	$—
Five to ten years	2,637,048	2,737,279	755,987	832,690
Beyond ten years	2,337,279	2,372,534	624,431	733,170
Mortgage-backed securities – residential	88,830,278	89,655,120	—	—

	$94,068,577	$95,030,090	$1,380,418	$1,565,860

At December 31, 2011 and 2010, securities with a carrying value of approximately $72,343,000 and $78,019,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2011 and 2010, the carrying amount of securities pledged to secure repurchase agreements was approximately $1,524,000 and $1,064,000, respectively.

All securities held by the Company exceeded 10% of total shareholders’ equity as of December 31, 2011, including mortgage-backed securities issued by government sponsored entities that had a carrying value of approximately $89,655,000 and $81,145,000 and obligations of states and political subdivisions that had a carrying value of approximately $5,375,000 and approximately $4,922,000 at December 31, 2011 and 2010, respectively. Investments in obligations of states and political subdivisions consisted of state of Tennessee municipal bonds with a carrying value of approximately $4,121,000 and other state municipalities of approximately $2,634,000 at December 31, 2011.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table summarizes the investment securities with unrealized losses at December 31, 2011 and 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

December 31, 2011:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$—	$—	$1,254,146	$(38,291)	$1,254,146	$(38,291)
Mortgage-backed securities – residential	20,168,687	(46,208)	—	—	20,168,687	(46,208)

Total temporarily impaired	$20,168,687	$(46,208)	$1,254,146	$(38,291)	$21,422,833	$(84,499)

December 31, 2010:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government securities	$249,866	$(13)	$—	$—	$249,866	$(13)
Obligations of states and political subdivisions	3,632,820	(112,755)	1,571,970	(198,902)	5,204,790	(311,657)
Mortgage-backed securities – residential	57,369,268	(744,129)	—	—	57,369,268	(744,129)

Total temporarily impaired	$61,251,954	$(856,897)	$1,571,970	$(198,902)	$62,823,924	$(1,055,799)

As of December 31, 2011, the Company’s security portfolio consisted of 76 securities, 23 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s obligations of states and political subdivisions and mortgage-backed securities, as discussed below.

Mortgage-Backed Securities

At December 31, 2011, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Obligations of States and Political Subdivisions

Unrealized losses on obligations of states and political subdivisions have not been recognized in income because the issuer(s)’ bonds are of high credit quality, the decline in fair value is largely due to changes in interest rates and other market conditions, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 4 – Loans and Allowance for Loan Losses

At December 31, 2011 and 2010, the Bank’s loans consisted of the following:

	2011	2010
Mortgage loans on real estate:
Residential 1-4 family	$64,881,852	$86,402,948
Residential multifamily	7,709,479	6,146,427
Commercial	119,859,429	133,917,383
Construction	56,325,414	83,543,331
Second mortgages	6,735,687	8,879,885
Equity lines of credit	23,774,881	25,391,414

	279,286,742	344,281,388

Commercial loans	27,295,799	24,944,178

Consumer installment loans:
Personal	2,181,811	2,854,531
Credit cards	2,031,294	2,275,367

	4,213,105	5,129,898

Total loans	310,795,646	374,355,464
Less: Allowance for loan losses	(14,862,876)	(10,942,414)

Loans, net	$295,932,770	$363,413,050

The following table presents the activity in the allowance for loan losses by portfolio segment for the period ending December 31, 2011:

December 31, 2011:	Construction & Development	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Credit Cards	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,091,860	$4,097,325	$2,061,424	$395,703	$97,668	$121,268	$1,077,166	$10,942,414
Provision for loan losses	15,009,329	12,874,929	6,432,782	146,454	38,076	172,659	(1,077,166)	33,597,063
Loans charged-off	14,569,626	11,181,053	3,901,086	171,712	114,178	150,115	—	30,087,770
Recoveries	115,130	89,038	166,424	16,474	15,568	8,535	—	411,169

Total ending allowance balance	$3,646,693	$5,880,239	$4,759,544	$386,919	$37,134	$152,347	$—	$14,862,876

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

A summary of transactions in the allowance for loan losses for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Balance, beginning of year	$10,942,414	$11,353,438
Provision for loan losses	33,597,063	7,727,200
Loans charged-off	(30,087,770)	(8,593,679)
Recoveries of loans previously charged-off	411,169	455,455

Balance, end of year	$14,862,876	$10,942,414

The Bank had a concentration of credit at December 31, 2011 in real estate loans, which totaled approximately $279,287,000. Real estate loans accounted for 90% of total loans at December 31, 2011 and these loans were primarily commercial loans secured by commercial properties and residential mortgage loans. Additionally, a large portion of the Bank’s real estate loans were for construction, land acquisition and development. Substantially all real estate loans are secured by properties located in Tennessee.

Loans to executive officers, principal shareholders and directors and their affiliates were approximately $12,352,000 and $13,448,000 at December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the activity in these loans included new borrowings of approximately $615,000 and repayments of approximately $1,711,000. None of these loans to executive officers, principal shareholders and directors and their affiliates, were impaired at December 31, 2011 or 2010.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and December 31, 2010 ($ amounts in thousands):

	Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Total
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Loans:
Construction and development	$38,309	$42,026	$18,017	$41,517	$56,326	$83,543
Residential real estate	84,527	97,639	18,575	29,182	103,102	126,821
Commercial real estate	99,576	112,389	20,283	21,529	119,859	133,918
Commercial	27,296	24,831	—	113	27,296	24,944
Consumer/other	2,173	2,839	9	15	2,182	2,854
Credit cards	2,031	2,275	—	—	2,031	2,275

Total ending loan balance	$253,912	$281,999	$56,884	$92,356	$310,796	$374,355

Allowance for loan losses:
Construction and development	$3,256	$1,445	$391	$1,647	$3,647	$3,092
Residential real estate	4,502	1,653	1,378	2,444	5,880	4,097
Commercial real estate	4,336	1,444	424	617	4,760	2,061
Commercial	387	395	—	1	387	396
Consumer/other	37	97	—	1	37	98
Credit cards	152	121	—	—	152	121
Unallocated	—	1,077	—	—	—	1,077

Total ending allowance balance	$12,670	$6,232	$2,193	$4,710	$14,863	$10,942

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Construction and development	$18,481,004	$14,103,670	$—	$13,243,482	$402,633	$402,499
Commercial real estate
Commercial mortgage	8,072,537	6,800,270	—	4,795,878	279,422	279,422
Commercial	—	—	—	2,050	—	—
Residential real estate
Residential mortgage	7,018,518	4,610,447	—	7,051,614	102,995	94,963
Home equity and junior liens	431,956	376,956	—	622,115	29,509	29,508
Multi-family	4,050,298	4,013,567	—	1,003,392	67,261	67,261

Total residential real estate	11,500,772	9,000,970	—	8,677,121	881,820	873,653
Consumer
Other	11,797	9,234	—	20,284	905	905

Total with no related allowance recorded	$38,066,110	$29,914,144	$—	$26,738,815	$882,725	$874,558

With an allowance recorded:
Construction and development	$3,915,487	$3,914,374	$390,613	$15,983,672	$55,406	$49,799
Commercial real estate
Commercial mortgage	13,531,026	13,482,570	424,050	17,819,240	760,621	748,516
Commercial	—	—	—	28,313	—	—
Residential real estate
Residential mortgage	8,861,539	8,861,114	1,355,392	12,581,186	271,511	269,305
Home equity and junior liens	428,853	428,853	18,835	1,047,672	13,196	13,196
Multi-family	283,531	283,531	4,019	1,923,008	16,589	16,589

Total residential real estate	9,573,923	9,573,498	1,378,246	15,551,866	301,296	299,090

Consumer
Other	—	—	—	3,618	—	—

Total with an allowance recorded	$27,020,436	$26,970,442	$2,192,909	$49,386,709	$1,117,323	$1,097,405

Total impaired loans	$65,086,546	$56,884,586	$2,192,909	$76,125,524	$2,000,048	$1,971,963

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Construction and development	$18,005,132	$13,216,014	$—

Commercial real estate
Commercial mortgage	5,559,433	4,834,417	—

Residential real estate
Residential mortgage	4,357,820	4,336,359	—
Home equity and junior liens	467,700	467,700	—

Total residential real estate	4,825,520	4,804,059	—

Total with no related allowance recorded	$28,390,085	$22,854,490	$—

With an allowance recorded:
Construction and development	$28,504,574	$28,301,242	$1,647,319

Commercial real estate
Commercial mortgage	16,742,796	16,694,340	617,123

Commercial
Commercial and industrial	113,250	113,250	623

Residential real estate
Residential mortgage	22,349,306	22,297,635	2,334,970
Home equity and junior liens	388,063	388,063	17,283
Multi-family	1,692,119	1,692,119	92,043

Total residential real estate	24,429,488	24,377,817	2,444,296

Consumer
Other	15,189	15,189	480

Total with an allowance recorded	$69,805,297	$69,501,838	$4,709,841

Total impaired loans	$98,195,382	$92,356,328	$4,709,841

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

At December 31, 2011 and 2010, the Bank had certain impaired loans on nonaccruing interest status. The principal balance of these nonaccrual loans amounted to approximately $35,263,000 and $53,005,000 at December 31, 2011 and 2010, respectively. In most cases, at the date such loans were placed on nonaccrual status, the Bank reversed all previously accrued interest income against the current year earnings. Had nonaccruing loans been on accruing status, interest income would have been higher by approximately $1,055,000 and $3,164,000 for the years ended December 31, 2011 and 2010, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In accordance with ASC 310-10-50-15(c)(3), when the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. For the year ended December 31 2010, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents the recorded investment in nonperforming loans by class of loans as of December 31, 2011 and December 31, 2010:

	Nonaccrual		Loans Past Due Over 90 Days and Still Accruing
	2011	2010	2011	2010
Construction and development	$17,719,751	$27,929,095	$—	$—

Commercial real estate
Commercial mortgage	8,512,366	6,362,017	—	413,283
Commercial	—	67,234	199,977	—

Residential real estate
Residential mortgage	5,502,796	17,446,374	—	—
Home equity and junior liens	285,148	1,200,660	—	84
Multi-family	3,243,414	—	770,153	—

Total residential real estate	9,031,358	18,647,034	770,153	84
Credit Cards	—	—	—	19,071

Total nonperforming loans	$35,263,475	$53,005,380	$970,130	$432,438

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table presents the aging of the recorded investment in past due loans, including the payment status of loans on non-accrual which have been incorporated into the table, as of December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans
Construction and development	$1,141,248	$—	$1,490,749	$2,631,997	$53,693,417	$56,325,414

Commercial real estate
Commercial mortgage	1,532,095	3,126,132	2,275,546	6,933,773	112,925,656	119,859,429

Commercial
Commercial and industrial	2,922,095	—	199,977	3,122,072	24,173,727	27,295,799

Residential real estate
Residential mortgage	1,411,757	1,396,908	1,814,121	4,622,786	60,259,066	64,881,852
Home equity and junior liens	149,205	—	116,956	266,161	30,244,407	30,510,568
Multi-family	—	—	4,013,567	4,013,567	3,695,912	7,709,479

Total residential real estate	1,560,962	1,396,908	5,944,644	8,902,514	94,199,385	103,101,899

Consumer
Other	29,180	7,747	—	36,927	2,144,884	2,181,811

Credit cards	21,317	1,219	—	22,536	2,008,758	2,031,294

Total	$7,206,897	$4,532,006	$9,910,916	$21,649,819	$289,145,827	$310,795,646

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table presents the aging of the recorded investment in past due loans, including the payment status of loans on non-accrual which have been incorporated into the table, as of December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans
Construction and development	$264,762	$49,071	$394,151	$707,984	$82,835,347	$83,543,331

Commercial real estate
Commercial mortgage	214,642	326,019	2,573,021	3,113,682	130,803,701	133,917,383

Commercial
Commercial and industrial	—	—	—	—	24,944,178	24,944,178

Residential real estate
Residential mortgage	947,887	2,579,749	—	3,527,636	82,875,312	86,402,948
Home equity and junior liens	—	408,909	61,800	470,709	33,800,590	34,271,299
Multi-family	—	—	—	—	6,146,427	6,146,427

Total residential real estate	947,887	2,988,658	61,800	3,998,345	122,822,329	126,820,674

Consumer
Other	13,685	10,601	—	24,286	2,830,245	2,854,531

Credit cards	42,996	1,082	19,071	63,149	2,212,218	2,275,367

Total	$1,483,972	$3,375,431	$3,048,043	$7,907,446	$366,448,018	$374,355,464

Troubled Debt Restructurings:

The following table presents troubled debt restructurings in compliance with modified terms and not in compliance with modified terms as December 31, 2011 and 2010:

	Troubled Debt Restructurings
	December 31,
	2011	2010
	(in thousands)
In compliance with modified terms	21,574	35,752
30-89 days past due	1,518	—
Greater than 90 days past due	—	—
Nonaccrual	28,832	46,691

Total TDRs	$51,924	$82,443

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur. In accordance with ASC 310-10-50-19, impairment of these loans is measured based on the change in present value of expected future cash flows and the Company recognizes this amount as bad-debt expense. These loans are classified as impaired loans and, if on nonaccruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted below. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. The Company has allocated $2,192,909 and $3,699,700 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively, as of December 31, 2011 and 2010. The Company has $51,924,408 and $82,442,903 outstanding to customers whose loans are classified as a troubled debt restructuring and the Company has committed to lend additional amounts totaling $643,037 and $1,241,287 related to those loans, respectively, as of December 31, 2011 and 2010. At December 31, 2011 and 2010, there were $23,092,377 and $35,751,985, respectively, of accruing restructured loans that remain in a performing status.

Modifications involving a reduction of the stated interest rate of the loan and/or an extension of the maturity date were for periods ranging from 12 months to 5 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Construction and development	4	$474,005	$474,005

Commercial real estate
Commercial mortgage	1	1,772,237	1,772,237

Residential real estate
Residential mortgage	7	3,822,491	3,822,491
Home equity and junior liens	1	180,617	180,617
Multi-family	1	285,278	285,278

Total residential real estate	9	4,288,386	4,288,386

Total	14	$6,534,628	$6,534,628

The troubled debt restructurings described above did not increase the allowance for loan losses or charge offs during the period ending December 31, 2011.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table presents loans by class modified as troubled debt restructurings with a recorded investment at December 31, 2011 for which there was a payment default within twelve months following the modification during the period ending December 31, 2011:

Troubled Debt Restructurings That Subsequently Defaulted With a Recorded Investment at December 31, 2011:	Number of Loans	Recorded Investment	Charge Off
Construction and development	6	13,439,322	2,040,606

Commercial real estate
Commercial mortgage	3	3,050,026	765,539

Residential real estate
Residential mortgage	9	3,631,007	1,880,861
Multi-family	1	3,243,414	505,816

Total residential real estate	10	6,874,421	2,386,677

Total	19	23,363,769	5,192,822

The following table presents loans by class modified as troubled debt restructurings with no recorded investment at December 31, 2011 for which there was a payment default within twelve months following the modification during the period ending December 31, 2011:

Troubled Debt Restructurings That Subsequently Defaulted With No Recorded Investment at December 31, 2011:	Number of Loans	Charge Off
Construction and development	6	1,589,365

Commercial real estate
Commercial mortgage	1	872,075

Residential real estate
Residential mortgage	9	1,133,676
Home equity and junior liens	1	55,482

Total residential real estate	10	1,189,158

Total	17	3,650,598

A loan is considered to be in payment default once it is 60 days contractually past due under the modified term.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loans losses by approximately $3,651,000 and resulted in charge offs of approximately $8,843,000 during the year ended December 31, 2011.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

There were no modifications made during the year ended December 31, 2011 to a loan that was not identified as a troubled debt restructuring.

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following tables presents by class and by risk category, the recorded investment in the Company’s loans as of December 31, 2011:

	Not Rated	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Doubtful
Construction and development	$—	$32,195,975	$941,259	$5,468,429	$17,719,751	$—

Commercial real estate
Commercial mortgage	—	79,528,282	6,192,984	25,625,797	8,512,366	—

Commercial
Commercial and industrial	—	26,091,310	340,690	863,799	—	—

Residential real estate
Residential mortgage	—	42,473,148	4,882,080	12,023,828	5,502,796	—
Home equity and junior liens	—	26,658,270	377,657	3,189,493	285,148	—
Multi-family	—	2,483,543	—	1,982,522	3,243,414	—

Total residential real estate	—	71,614,961	5,259,737	17,195,843	9,031,358	—

Consumer
Other	—	2,040,959	6,840	134,012	—	—

Credit cards	2,031,294	—	—	—	—	—

Total	$2,031,294	$211,471,487	$12,741,510	$49,287,880	$35,263,475	$—

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following tables presents by class and by risk category, the recorded investment in the Company’s loans as of December 31, 2010:

	Not Rated	Pass	Special Mention	Substandard Accruing	Substandard Nonaccrual	Doubtful
Construction and development	$—	$36,085,885	$283,817	$19,244,534	$26,977,265	$951,830

Commercial real estate
Commercial mortgage	—	99,648,357	1,044,251	26,862,758	6,362,017	—

Commercial
Commercial and industrial	—	24,274,283	207,244	395,417	67,234	—

Residential real estate
Residential mortgage	—	54,331,450	2,905,416	11,719,708	17,446,374	—
Home equity and junior liens	—	30,841,092	668,456	1,561,091	1,200,660	—
Multi-family	—	4,454,308	—	1,692,119	—	—

Total residential real estate	—	89,626,850	3,573,872	14,972,918	18,647,034	—

Consumer
Other	—	2,755,139	40,627	58,765	—	—

Credit cards	2,275,367	—	—	—	—	—

Total	$2,275,367	$252,390,514	$5,149,811	$61,534,392	$52,053,550	$951,830

Note 5 – Other Real Estate Owned

A summary of other real estate owned at December 31, 2011 and 2010, is as follows:

	2011	2010
Beginning balance	$13,140,698	$14,575,368
Transfers from loans	10,152,185	3,245,233
Capital improvements	173,109	881,475
Increases to valuation reserve	(5,155,672)	(231,089)
Gain at transfer	—	280,631
Sales	(7,235,470)	(4,494,594)
Net gain (loss) on sales	58,223	(14,998)
Depreciation expense	(109,950)	(219,900)
Transfer of covered transaction	—	(881,428)

End of year	$11,023,123	$13,140,698

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

A summary of the activity in the other real estate owned valuation allowance for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Beginning of year	$1,091,480	$1,329,084
Increases to valuation reserve	5,155,672	231,089
Decrease from sales	(3,334,132)	(468,693)

End of year	$2,913,020	$1,091,480

The increases in valuation reserve were primarily the result of declines in the fair value of the ORE based on current appraisals from independent sources, adjusted for estimated selling costs during 2010 and for time to sell, accelerated disposition considerations and estimated selling costs during 2011.

Note 6 – Bank Premises and Equipment

A summary of Bank premises and equipment at December 31, 2011 and 2010, is as follows:

	2011	2010
Land	$9,621,228	$9,694,709
Buildings and improvements	22,357,345	22,865,665
Furniture, fixtures and equipment	9,600,525	9,056,630

	41,579,098	41,617,004
Accumulated depreciation	(10,031,035)	(9,016,331)

	$31,548,063	$32,600,673

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $1,309,776 and $1,433,948, respectively.

Note 7 – Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010, was approximately $112,093,000 and $94,547,000, respectively. The aggregate amount of brokered deposits was approximately $16,605,000 and $27,019,000, respectively, at December 31, 2011 and 2010.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

At December 31, 2011, the scheduled maturities of time deposits for each of the five years subsequent to December 31, 2011 were as follows:

2012	155,985,402
2013	58,268,257
2014	12,942,528
2015	10,862,241
2016	10,780,766

Total	$248,839,194

Deposits of employees, officers and directors totaled approximately $6,664,000 at December 31, 2011 and $6,200,000 at December 31, 2010.

Note 8 – Income Taxes (Benefits)

Income tax expense (benefit) in the statements of income for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Current tax expense	$—	$—
Deferred tax expense (benefit)	(606,312)	3,737,827

Income tax expense (benefit)	$(606,312)	$3,737,827

Income tax expense (benefit) differs from amounts computed by applying the Federal income tax statutory rate of 34% in 2011 and 2010 to income before income taxes. A reconciliation of the differences for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Expected tax at statutory rates	$(13,553,991)	$(2,283,000)
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax	(1,655,494)	(377,063)
Increase in cash surrender value of life insurance	(135,840)	(138,834)
Tax exempt interest	(79,377)	(64,204)
General business credits, net of basis reduction	(178,800)	(158,400)
Other	322,602	(97,785)
Valuation allowance change	14,674,588	6,857,113

Income tax expense (benefit)	$(606,312)	$3,737,827

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$5,531,803	$4,107,907
Deferred compensation	753,090	562,754
Unrealized loss on securities available for sale	—	339,693
Net operating loss	13,140,764	2,637,959
Nonaccrual loans	1,330,622	1,110,990
Tax credits	789,316	610,516
Other real estate owned	776,492	417,928
REIT dividend	1,354,774	—
Other	1,078,822	336,903

Total deferred tax assets	24,755,683	10,124,650

Deferred tax liabilities:
Accelerated depreciation	(847,091)	(552,177)
Unrealized gain on securities available for sale	(365,853)	—
Income from subsidiary	—	—
Investment in partnership	(367,200)	(367,200)
Other	(1,128,431)	(400,324)

Total deferred tax liabilities	(2,708,575)	(1,319,701)

Valuation allowance	(22,047,108)	(7,372,520)

Total net deferred tax assets	$—	$1,432,429

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of increased credit losses, the Company entered into a three-year cumulative pre-tax loss position in 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. The Company’s estimate of the realization of its deferred tax assets was based on future reversals of existing taxable temporary differences and taxable income in prior carry back years. The Company did not consider future taxable income in determining the realizability of its deferred assets. We recorded a valuation allowance of $22,047,108 and $7,372,520 during the periods ended December 31 2011 and 2010, respectively. The timing of the reversal of the valuation allowance is dependent on our assessment of future events and will be based on the circumstances that exist as of that future date.

During 2011 and per ASC 740-20-45, the Company had income tax expense related to changes in the unrealized gains and losses on investment securities available for sale totaling approximately $(705,546). This expense was recorded through accumulated other comprehensive income and decreased our deferred tax valuation allowance.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Bank has a federal net operating loss carryforward of approximately $32,000,000 which will expire in 2030. The Bank has a Tennessee net operating loss carryforward of approximately $53,000,000 which will begin to expire in 2021 if not offset by future taxable income.

The Bank has a minimum tax credit of $130,000 that can be carried forward indefinitely.

The Company currently has no unrecognized tax benefits during the periods reflected in the consolidated financial statements accompanying these notes. The Company does not expect any unrecognized tax benefits to significantly increase or decrease in the next twelve months. It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense, with any penalties recognized as operating expenses.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years before 2008.

Note 9 – Federal Home Loan Bank Advances

The Bank has an agreement with the Federal Home Loan Bank of Cincinnati (“FHLB”) that provides short-term and long-term funding to the Bank in an amount up to $100,000,000. The Bank’s portfolio of one to four single-family mortgages, commercial real estate, home equity lines of credit, multi-family mortgages and junior mortgages have been pledged as collateral for any advances under a blanket lien arrangement requiring a collateral-to-loan ratio of 142%, 190%, 190%, 205% and 190%, respectively. Additionally, the bank has pledged mortgage-backed securities as additional collateral to offset the collateral shortfall in the loan portfolio pledged. These securities pledged had a market value of $25,031,337 and $19,277,467 at December 31, 2011 and 2010, respectively, and a book value of $24,799,973 and $19,509,636 at those same dates, respectively.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

At year end, advances from the FHLB were as follows:

	2011	2010
Long-term advance requiring monthly interest payments at 4.47% fixed, principal due in June 2012	200,000	200,000

Long-term callable advance requiring monthly interest payments at 3.36% fixed, principal due in December 2012	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 3.46% fixed, principal due in December 2014	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 3.13% fixed, principal due in January 2015	5,000,000	5,000,000

Long-term callable advance requiring monthly interest payments at 4.25% fixed, principal due in January 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.15% fixed, principal due in April 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.27% fixed, principal due in May 2017	10,000,000	10,000,000

Long-term callable advance requiring monthly interest payments at 4.68% fixed, principal due in June 2017	10,000,000	10,000,000

	$55,200,000	$55,200,000

Each advance is payable at its maturity date, with prepayment penalties that vary according to the type of advance. Maturities of the notes payable for each of the years subsequent to December 31, 2011 are as follows:

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

December 31, 2011 and 2010

Note 10 – Subordinated Debentures

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

The Trust I Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 3.424% at December 31, 2011 which is set each quarter and mature on December 31, 2033. The Trust II Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR and was 2.003% at December 31, 2011 which is set each quarter and mature on July 7, 2036. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Subordinated Debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trusts. The Company’s obligations under the Subordinated Debentures together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the Trust Preferred Securities.

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

On December 14, 2010, the Company exercised its rights to defer regularly scheduled interest payments on all of its issues of the subordinated debentures relating to outstanding trust preferred securities and interest payable as of December 31, 2011 totaled $431,753. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Because of the losses the Bank incurred since 2009 and under the terms of the Order, it is not permitted to pay dividends to the Company without the consent of the OCC. As a result, the Company must use cash on hand to pay its obligations on the Subordinated Debentures related to the Company’s Trust Preferred Securities. Furthermore, under the terms of the FRB Agreement that the Company entered into with the FRB-Atlanta, the Company is not permitted to pay dividends on its indebtedness without the consent of the FRB-Atlanta.

Subject to receiving the prior approval of the FRB-Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at the Company’s option. Subject to receipt of prior approval from the FRB-Atlanta the Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trusts becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the Company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trusts to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier 1 capital” under the Federal Reserve capital adequacy guidelines.

Following passage of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), bank holding companies like the Company must be subject to capital requirements that are at least as severe as those imposed on banks under current federal regulations. Trust preferred and cumulative preferred securities will no longer be deemed Tier 1 capital for bank holding companies following passage of the Reform Act, but trust preferred securities issued by bank holding companies with under $15 billion in total assets at December 31, 2009 will be grandfathered in and continue to count as Tier 1 capital. However, the proposed Basel III capital reforms ignore the grandfathering for smaller community banks and phase out trust preferred securities from Tier 1 capital over a ten year period. If these proposed rules are adopted, as proposed, the trust preferred securities we have issued will begin to be excluded from our calculation of Tier 1 capital.

The Company’s investments in Trust I and Trust II are included in other assets. These investments are accounted for under the equity method and consist of 100% of the common stock of Trust I and Trust II.

Note 11 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are variable rate financing arrangements with no fixed maturity. Upon cancellation of the agreements to repurchase, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	2011	2010
Weighted average borrowing rate at year-end	1.55%	2.08%
Weighted average borrowing rate during the year	1.69%	1.58%
Average daily balance during the year	$891,655	$1,535,058
Maximum month-end balance during the year	1,183,387	3,198,689
Balance at year-end	850,882	432,016

Note 12 – Employee Benefit Plans

The Bank sponsors a 401(k) employee benefit plan covering substantially all employees who have completed at least six months of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $15,181 for 2010. During the first quarter of 2010, the Bank elected to suspend its 401(k) matching contributions indefinitely and there were no contributions during 2011.

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

The estimated cost of this obligation is being accrued over the service period for each officer. The Company recognized expense of $497,089 and $301,943 during 2011 and 2010, respectively, related to these agreements. The total amount accrued at December 31, 2011 and 2010 was $1,966,805 and $1,469,716, respectively.

Note 13 – Leases

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

In addition, the Bank is leasing the building in which its Gatlinburg walk-up facility is located and the property on which it has placed certain automated teller machines. These leases expire at various dates through 2015 and contain various renewal options. Total rental expense under all operating leases was $188,090 in 2011 and $189,180 in 2010.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

2012	160,501
2013	135,402
2014	57,132
2015	33,327
2016	—
Thereafter	—

Total	$386,362

Note 14 – Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2011, commitments under standby letters of credit and undisbursed loan commitments, substantially all of which are carried at variable rates, were as follows:

	2011	2010
	(dollars in thousands)
Commitments to extend credit	$33,576	$41,155
Standby letters of credit	6,851	5,288

Totals	$40,427	$46,443

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

December 31, 2011 and 2010

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

The Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments during 2010. During 2011, the Bank was required to perform on a financial guarantee resulting in a loss of $110,000.

Note 15 – Fair Value

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

Impaired Loans – The fair value of impaired loans with specific allocations of the allowance for loan losses may be based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. If the recorded investment in an impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. As a result of partial charge-offs, certain impaired loans are carried at fair value with no allocation. Certain impaired loans are not measured at fair value, which generally includes troubled debt restructurings that are measured for impairment based upon the present value of expected cash flows discounted at the loan’s original effective interest rate, and are excluded from the assets measured on a nonrecurring basis.

Other Real Estate – The fair value of ORE is generally based on current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a gain or loss on ORE. ORE is classified within Level 3 of the hierarchy.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Assets Measured on a Recurring Basis

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities: political subdivisions	5,374,970	5,374,970
Mortgage-backed securities – residential	89,655,120	89,655,120

Total available for sale securities	$95,030,090	$95,030,090

		Fair Value Measurements at
		December 31, 2010 Using:
	Carrying Value	Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities:
U. S. Government securities	$249,866	$249,866
Obligations of states and political subdivisions	4,922,113	4,922,113
Mortgage-backed securities – residential	81,144,612	81,144,612

Total available for sale securities	$86,316,591	$86,316,591

There were no significant transfers between Level 1 and Level 2 during 2011.

Assets Measured on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Construction and development	$16,209,091	$16,209,091
Commercial real estate	6,800,270	6,800,270
Residential real estate	8,805,388	8,805,388

Total impaired loans	31,814,749	31,814,749

Mortgage loans held for sale	295,917	295,917
Impaired loans held for sale	2,244,341	2,244,341

Total loans held for sale	2,540,258	2,540,258

Other real estate:
Construction and development	2,487,387	2,487,387
Commercial real estate	5,248,270	5,248,270
Residential real estate	3,037,467	3,037,467

Total other real estate	10,773,124	10,773,124
Total Assets Measured at Fair Value on a Non-Recurring Basis	$45,128,131	$45,128,131

		Fair Value Measurements at
		December 31, 2010 Using:
	Carrying Value	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Construction and development	$8,826,040	$8,826,040
Commercial real estate	3,378,152	3,378,152
Residential real estate	4,045,756	4,045,756

Total impaired loans	16,249,948	16,249,948

Mortgage loans held for sale	216,500	216,500

Other real estate:
Construction and development	2,229,161	2,229,161
Commercial real estate	1,404,833	1,404,833
Residential real estate	7,302,170	7,302,170

Total other real estate	10,936,164	10,936,164
Total Assets Measured at Fair Value on a Non-Recurring Basis	$27,402,612	$27,402,612

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

At December 31, 2011, impaired loans measured at fair value, which are evaluated for impairment using the fair value of collateral, had a carrying amount of $32,014,749, with a valuation allowance of $200,000 resulting in an additional provision for loan losses of $12,736,363 for the year ended December 31, 2011. At December 31, 2010, impaired loans measured at fair value, which are evaluated for impairment using the fair value of collateral, had a carrying amount of $17,718,189, with a valuation allowance of $1,468,241 resulting in an additional provision for loan losses of $4,514,585 for the year ended December 31, 2010. Loans held for sale had a carrying amount of $2,540,258 and $216,500 at December 31, 2011 and 2010, respectively. Impaired loans carried at fair value include loans that have been written down to fair value through the partial charge-off of principal balance. Accordingly, these loans do not have a specific valuation allowance as their balances represent fair value.

The December 31, 2011 carrying amount of ORE includes net valuation adjustments of approximately $2,913,000. The December 31, 2010 carrying amount of ORE includes net valuation adjustments of approximately $1,091,000. Valuation adjustments include both charge offs and holding gains and losses. The fair value of ORE is based upon appraisals performed by qualified, licensed appraisers.

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and December 31, 2010, not previously presented, are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$42,768	$42,768	$32,576	$32,576
Investment securities held to maturity	1,380	1,566	1,318	1,303
Restricted investments	3,252	N/A	3,843	N/A
Loans	264,118	255,004	347,163	342,337
Accrued interest receivable	1,329	1,329	1,496	1,496

Liabilities:
Noninterest-bearing demand deposits	$50,761	$50,761	$47,639	$47,639
NOW accounts	58,368	58,368	57,345	57,345
Savings and money market accounts	74,170	74,170	73,435	73,435
Time deposits	248,839	249,790	271,173	272,304
Subordinated debentures	13,403	1,123	13,403	7,276
Federal funds purchased and securities sold under agreements to repurchase	851	851	432	432
Federal Reserve/Federal Home Loan Bank advances	55,200	62,312	55,200	61,136
Accrued interest payable	814	814	719	719

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 16 – Stock Options

The Company has a stock option plan that is administered by the Board of Directors and provides for both incentive stock options and nonqualified stock options. The exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant. All options have been granted at the fair market value of the shares at the date of grant. The maximum term for each option is ten years. The maximum number of shares that can be issued under the plan is 724,239. The following table provides certain information about the Company’s equity compensation plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	116,623	$21.77	386,774
Equity compensation plans not approved by security holders	—	—	—

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

A summary of activity in the Company’s stock option plan for the year ended December 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	122,133	$21.50
Options granted	—	—
Options exercised	—	—
Options forfeited	(5,510)	15.81

Options outstanding, December 31, 2011	116,623	$21.77	4.52	$—

Fully vested and expected to vest	116,623	$21.77	4.52	$—

Exercisable at December 31, 2011	73,275	$19.92	3.87	$—

As of December 31, 2011, there was $145,465 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 1.78 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using certain assumptions for years in which options were granted. Expected volatilities are based on historical exercise patterns, employee terminations and historical stock prices. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The U.S. Treasury 10 year constant maturity rate in effect at the date of grant is used to derive the risk-free interest rate for the contractual period of the options.

Note 17 – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(as defined), and of Tier 1 capital (as defined) to average assets (as defined). In addition, the Company’s and the Bank’s regulators may impose additional capital requirements on financial institutions and their bank subsidiaries, like the Company and the Bank, beyond those provided for statutorily, which standards may be in addition to, and require higher levels of capital, than the general capital adequacy guidelines. As discussed below, the Bank has agreed to maintain certain of its capital ratios above statutory levels. As of December 31, 2011 and discussed below, the Bank failed to meet all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as significantly under-capitalized under the regulatory framework for prompt corrective action.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The actual capital amounts and ratios are presented in the table. Dollar amounts are presented in thousands.

	Actual		Adequately Capitalized Regulatory Minimum		Required by Consent Order/ Written Agreement*
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital to risk-weighted assets:
Consolidated	(2,417)	-0.68%	$28,250	8.00%	N/A	N/A
Mountain National Bank	15,365	4.35%	28,227	8.00%	42,340	12.00%

Tier I capital to risk-weighted assets:
Consolidated	(2,417)	-0.68%	14,125	4.00%	N/A	N/A
Mountain National Bank	10,825	3.07%	14,113	4.00%	N/A	N/A

Tier I capital to average assets:
Consolidated	(2,417)	-0.47%	20,649	4.00%	N/A	N/A
Mountain National Bank	10,825	2.10%	20,626	4.00%	46,408	9.00%

	Actual		Adequately Capitalized Regulatory Minimum		Required by IMCR
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$54,973	13.27%	$33,147	8.00%	N/A	N/A
Mountain National Bank	54,764	13.23%	33,110	8.00%	53,804	13.00%

Tier I capital to risk-weighted assets:
Consolidated	49,174	11.87%	16,574	4.00%	N/A	N/A
Mountain National Bank	49,526	11.97%	16,555	4.00%	N/A	N/A

Tier I capital to average assets:
Consolidated	49,174	8.34%	23,585	4.00%	N/A	N/A
Mountain National Bank	49,526	8.41%	23,549	4.00%	52,984	9.00%

*	The Company has not submitted an acceptable written plan to maintain sufficient capital under the Written Agreement.

On October 27, 2011, the Bank stipulated to the issuance of the Order by the OCC. The Bank has made certain commitments to the OCC as noted in more detail above in Note 2 – Going Concern, Capital Requirements, Restrictions on Retained Earnings, Regulatory Matters and Management’s Plans. The Bank has taken action to comply with these requirements; however, full compliance with the Order has not been achieved.

The Order contains an OCC requirement to maintain a minimum Tier 1 capital to average assets ratio of 9% and a minimum total capital to risk-weighted assets ratio of 12%. The OCC imposed this requirement to maintain capital at higher levels than those required by applicable federal regulations because the OCC believed that the Bank’s capital levels

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

were less than satisfactory given the level of credit risk in the Bank, specifically the high level of nonperforming assets and provision for loan losses. As noted above, the Bank had a ratio of 2.10% of Tier 1 capital to average assets and 4.35% of total capital to risk-weighted assets at December 31, 2011 and thus failed to satisfy the minimum capital requirement of the order. The Bank was deemed significantly under-capitalized for regulatory capital standards at December 31, 2011. Failure to satisfy the capital requirements contained in the Order could result in further enforcement action by the OCC.

On November 22, 2011, the Company entered into the FRB Agreement with the FRB-Atlanta, effective as of November 16, 2011. The Company has agreed with the FRB-Atlanta that: (i) its Board of Directors shall take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Formal Agreement entered into with the OCC on June 2, 2009 and any other supervisory action taken by the OCC; (ii) the Company shall not declare or pay any dividends without the prior written approval of the FRB-Atlanta and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) the Company shall not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the FRB-Atlanta; (iv) the Company and its nonbank subsidiaries shall not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the FRB-Atlanta and the Director; (v) the Company and its nonbank subsidiaries shall not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the FRB-Atlanta; (vi) the Company shall not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the FRB-Atlanta; and (vii) within 60 days of the FRB Agreement, the Company shall submit to the FRB-Atlanta an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis. The Company is also required to comply with certain notice and approval requirements in connection with director and senior executive officer appointments and is subject to certain restrictions on indemnification and severance payments. In addition, the Company must submit quarterly progress reports to the FRB-Atlanta.

Because it is not considered adequately capitalized the Bank is subject to restrictions on payments of dividends or management fees, on asset growth and on expansion of assets without prior regulatory approval may not accept employee benefit plan deposits, may not accept, renew or rollover brokered deposits, and is restricted on the yield it may offer on deposits. The Bank also was required to file a capital restoration plan specifying the steps the Bank would take to become adequately capitalized (i.e. have capital above the minimum ratio), the levels of capital to be attained each year the plan is in effect, the steps the Bank will take to comply with the growth and other restrictions applicable to it and the level of activities it will engage in. In addition, the Company is required to provide a guarantee of the capital restoration plan, including any commitment to raise capital made in the plan and a pledge of assets, if any, acceptable to the OCC. If the Bank fails to comply with the terms of the capital restoration plan that it submits to the OCC,

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

the Company will be obligated to pay the Bank pursuant to the guarantee the lesser of five percent of the Bank’s totals assets at the time the Bank was undercapitalized, or the amount which is necessary to bring the Bank into compliance with all adequately capitalized standards at the time it failed to comply.

Dividend restrictions:

The Company’s principal source of funds for dividend payments is dividends received from the Bank. The Bank is subject to limitations on the payment of dividends to the Company under federal banking laws and the regulations of the OCC. The Company is also subject to limits on payment of dividends to its shareholders by the rules, regulations and policies of federal banking authorities. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. See Note 2 for additional restrictions under regulatory orders.

As of December 31, 2011, pursuant to federal banking regulations and due to losses incurred during 2009, 2010 and 2011, the Company and the Bank may not, without the prior approval of their respective banking authorities, pay any dividends until such time that current year profits exceed the net losses and dividends of the prior two years. Generally, federal regulatory policy discourages payment of holding company or bank dividends if the holding company or its subsidiaries are experiencing losses. Moreover, the terms of the Order and the FRB Agreement prohibit the Bank and the Company, respectively, from paying dividends without the prior approval of the OCC and the FRB-Atlanta, respectively.

Supervisory guidance from the Federal Reserve Board indicates that bank holding companies that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries. The Company has committed to the Federal Reserve Board that it will not (1) declare or pay dividends on the Company’s common or preferred stock, or (2) incur any additional indebtedness without in each case, the prior written approval of the Federal Reserve Board. See “Note 2 – Going Concern Considerations, Capital Requirements, Restrictions on Retained Earnings, Regulatory Matters and Management’s Plans” for additional restrictions under regulatory orders.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 18 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2011 and 2010 is as follows:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Year ended December 31, 2011:
Unrealized holding gains/(losses) arising during the period	$2,048,802	$(780,910)	$1,267,892

Less reclassification adjustment for gains realized in net income (loss)	198,325	(75,364)	122,961

	$1,850,477	$(705,546)	$1,144,931

Year ended December 31, 2010:
Unrealized holding gains/(losses) arising during the period	$163,313	$(574,182)	$(410,869)

Less reclassification adjustment for gains realized in net income (loss)	(1,511,005)	574,182	(936,823)

	$(1,347,692)	$—	$(1,347,692)

Note 19 – Earnings (Loss) Per Common Share

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

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Earnings (loss) per common share have been computed based on the following:

	2011	2010
Net loss	$(39,258,369)	$(10,451,178)

Average number of common shares outstanding	2,631,611	2,631,611
Dilutive effect of stock options	—	—

Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	2,631,611	2,631,611

At December 31, 2011 and 2010, there were options for the purchase of 116,623 and 122,133 shares, respectively, outstanding that were antidilutive.

Potential common shares that would have the effect of decreasing diluted loss per share are considered to be antidilutive and therefore not included in calculating diluted loss per share. For the years ended December 31, 2011 and 2010, the exercise price of all outstanding options was greater than the fair value of the Company’s stock.

Note 20 – Recent Accounting Pronouncements

FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, issued in April 2011, was intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in ASU 2011-02 were effective for the quarter ended September 30, 2011 and have been applied retrospectively to the beginning of the current year. As a result of applying this guidance it did not have a significant impact on our financial statements.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), issued in May 2011, result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between of U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. ASU 2011-04 is effective for interim and annual reporting periods beginning during 2012 and is not expected to have a significant impact on our financial statements.

FASB ASU 2011-05, Presentation of Comprehensive Income, issued in June 2011 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. ASU 2011-05 is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011, with retrospective application required. FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05, issued in December 2011, deferred indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12 is effective for the Company’s interim and annual reporting periods beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU 2011-05 and ASU 2011-12 will not have an impact on our financial statements but will impact our financial statement presentation.

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 21 – Condensed Parent Information

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Cash	$23,883	$52,648
Investment in subsidiary	10,905,673	48,461,350
Other assets	568,529	655,999

Total assets	$11,498,085	$49,169,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$13,403,000	$13,403,000
Accrued interest payable	431,753	92,827

Total liabilities	13,834,753	13,495,827

Shareholders’ equity (deficit)	(2,336,668)	35,674,170

Total liabilities and shareholders’ equity (deficit)	$11,498,085	$49,169,997

STATEMENTS OF INCOME

	December 31, 2011	December 31, 2010
Interest expense	$338,926	$343,850
Other expense	116,236	40,295

Loss before equity in undistributed earnings of subsidiary	(455,162)	(384,145)

Equity in undistributed loss of subsidiary	(38,803,207)	(9,974,617)
Income tax expense	—	92,416

Net loss	$(39,258,370)	$(10,451,178)

MOUNTAIN NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,258,369)	$(10,451,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in undistributed (income) loss of subsidiary	38,803,207	9,974,617
Other	426,397	414,755

Net cash used in operating activities	(28,765)	(61,806)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,765)	(61,806)

CASH AND CASH EQUIVALENTS, beginning of year	52,648	114,454

CASH AND CASH EQUIVALENTS, end of year	$23,883	$52,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$—	$288,258
Income taxes	—	(266,746)